Form 10-Q
period 1996-03-31
AMBASE CORP
filed 1996-05-07
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1996

        [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission file number 1-7265


                              AMBASE CORPORATION


            (Exact name of registrant as specified in its charter)


                                   DELAWARE

                           (State of incorporation)
                                  95-2962743

                     (I.R.S. Employer Identification No.)
              GREENWICH OFFICE PARK, BUILDING 2, 51 WEAVER STREET
                      GREENWICH, CONNECTICUT 06831-5155

            (Address of principal executive offices)     (Zip Code)

                                (203) 532-2000

             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO

At March 31, 1996 there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 1996

CROSS REFERENCE SHEET FOR
PARTS I AND II                                                            PAGE
- ------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities                                               *

Item 3.  Defaults Upon Senior Securities                                     *

Item 4.  Submission of Matters to a Vote of Security Holders                 *

Item 5.  Other Information                                                   *

Item 6.  Exhibits and Reports on Form 8-K                                    *






*  Not Applicable.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            QUARTER ENDED MARCH 31
                                  (UNAUDITED)



- ------------------------------------------------------------------------------


(IN THOUSANDS, EXCEPT PER SHARE DATA)                         1996        1995
- ------------------------------------------------------------------------------


REVENUE:
Investment management fees                                $    146   $     114
OPERATING EXPENSES:
Compensation and benefits                                      485         493
Professional and outside services                              124         151
Insurance                                                       54          71
Occupancy                                                       25          59
Other operating                                                 59          35
- ------------------------------------------------------------------------------
                                                               747         809
Operating loss                                                (601)       (695)
- ------------------------------------------------------------------------------
Interest income, net                                           604         685
Minority interest                                               (9)         (7)
Other income                                                     -          54
- ------------------------------------------------------------------------------
Income (loss) before income taxes                               (6)         37
Income tax benefit (expense)                                 7,548         (56)
- ------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $  7,542   $     (19)
================================================================================

PER SHARE DATA:

NET INCOME (LOSS)                                         $   0.17   $       -
================================================================================

AVERAGE SHARES OUTSTANDING                                  44,534      44,534
================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



- ------------------------------------------------------------------------------


                                                         MARCH 31,  DECEMBER 31,
                                                             1996         1995
(IN THOUSANDS)                                          (UNAUDITED)
- ------------------------------------------------------------------------------


ASSETS
Cash and cash equivalents (includes $2,588
   and $550 of restricted cash)                         $   8,036    $   7,752
Investment securities:
   Held to maturity (market value $48,547 and $40,086)     48,601       40,055
   Available for sale, carried at fair value (cost $213)       31           69
- --------------------------------------------------------------------------------
Total investment securities                                48,632       40,124
- ------------------------------------------------------------------------------
Investment management fees receivable                         148          146
Receivable from Home Holdings, Inc.                        14,526       17,183
Other assets                                                  417          472
- ------------------------------------------------------------------------------

TOTAL ASSETS                                            $  71,759    $  65,677
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities                $     239    $     690
Supplemental retirement plan                                4,823        4,798
Postretirement welfare benefits                             1,604        1,633
Other liabilities                                           3,578        3,516
Litigation and contingency reserves                        11,656       12,149
Income tax reserves                                        80,536       81,082
- ------------------------------------------------------------------------------
Total liabilities                                         102,436      103,868
- ------------------------------------------------------------------------------
Minority interest                                              92           82
- ------------------------------------------------------------------------------
Commitments and contingencies                                   -            -
- ------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                                  447          447
Paid-in capital                                           547,712      547,712
Net unrealized losses on investment securities
   - available for sale                                      (182)        (144)
Accumulated deficit                                      (578,099)    (585,641)
Treasury stock                                               (647)        (647)
- ------------------------------------------------------------------------------
Total stockholders' equity                                (30,769)     (38,273)
- ------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  71,759    $  65,677
================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                     AMBASE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            QUARTER ENDED MARCH 31



- ------------------------------------------------------------------------------


(IN THOUSANDS)                                               1996         1995
- ------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $   7,542    $     (19)
Adjustments to reconcile  net income loss)
  to net cash  provided by (used for)
  operations:
Other assets                                                   55           34
Accounts payable and accrued liabilities                     (451)        (436)
Litigation and contingency reserve uses                      (493)      (2,490)
Income tax reserves, net                                     (546)           5
Other, net                                                   (485)      (1,204)
- ------------------------------------------------------------------------------
Net cash provided by (used for) operating activities        5,622       (4,110)
- ------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities - held to maturity     16,000       42,625
Purchases of investment securities - held to maturity     (23,996)     (41,795)
Proceeds from Home Holdings, Inc. receivable                2,657           48
Other, net                                                      1            -
- ------------------------------------------------------------------------------
Net cash provided by (used for) investing activities       (5,338)         878
- ------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          284       (3,232)
Cash and cash equivalents at beginning of period            7,752        9,038
- ------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   8,036    $   5,806
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

In addition, while the accompanying consolidated financial statements have been prepared on a going concern basis, circumstances exist which raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. Substantial contingent and alleged liabilities exist against the Company through various lawsuits and proceedings, see Part II - Item 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profitable operations by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of business opportunities to acquire operating subsidiaries, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1995.

In November 1993, the Company acquired 51% of the issued and outstanding stock of Augustine Asset Management, Inc. ("Augustine"), a Florida based investment advisory firm. The Company's ownership percentage in Augustine has subsequently increased to 66%, due to Augustine's repurchase of outstanding shares. Augustine provides equity and fixed income money management services to both institutional and private clients. Augustine currently has over $204 million of assets under management. At the current time, the Company's only source of operating revenue is investment management fees generated from the Company's majority ownership interest in Augustine. The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1996 will be met principally by the Company's current financial resources, the receipt of non-operating revenue consisting of interest income received on investment securities and cash equivalents, and investment management fees.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities described in
Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded liabilities will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Part II - Item 1.

At March 31, 1996, the litigation and contingency reserves were $11,656,000. In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $80,536,000 at March 31, 1996. For a further discussion, see
Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start. Although the basis for the calculation of the litigation and contingency reserves, and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

NOTE 3 - CASH AND CASH EQUIVALENTS

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents. Included in cash and cash equivalents at March 31, 1996 is $2,588,000 of funds held in escrow, to be applied to the satisfaction of certain liabilities, and in connection with a legal proceeding, which have been classified as restricted. Included in cash and cash equivalents at December 31, 1995 is $550,000 of funds held in escrow in connection with a legal proceeding, which have been classified as restricted.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - INVESTMENT SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"), which requires investment securities to be classified as Held to Maturity (only permitted for securities with a stated maturity), Available for Sale or Trading Securities.

Investment securities - held to maturity, at March 31, 1996 and December 31, 1995, consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - available for sale, at March 31, 1996 and December 31, 1995, consist of investments in equity securities held for an indefinite period and which are carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

Investment securities, at March 31 and December 31, consist of the following:
- ------------------------------------------------------------------------------


                            1996                              1995
               -----------------------------    ------------------------------

                          COST OR                           COST OR
               CARRYING  AMORTIZED      FAIR   CARRYING     AMORTIZED     FAIR
(IN THOUSANDS)  VALUE        COST      VALUE     VALUE         COST      VALUE
- ------------------------------------------------------------------------------


Held to Maturity:
U.S. Treasury Bills
  maturing within
  one year    $48,601    $ 48,601   $ 48,547   $40,055      $40,055    $40,086

Available for Sale:
Equity Securities  31         213         31        69          213         69
- ------------------------------------------------------------------------------

              $48,632    $ 48,814   $ 48,578   $40,124      $40,268    $40,155
================================================================================



The gross unrealized gains and losses on investment securities, at March 31 and December 31, consist of the following:
- ------------------------------------------------------------------------------


(IN THOUSANDS)                                                 1996       1995
- ------------------------------------------------------------------------------


Held to Maturity:
Gross unrealized gains (losses)                             $   (54)   $    31
================================================================================

Available for Sale:
Gross unrealized losses                                     $   182    $   144
================================================================================



No investment securities - available for sale were sold in the first quarter of 1996 or 1995, respectively.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - RECEIVABLE FROM HOME HOLDINGS, INC.

During the first three months of 1996, proceeds of $2,657,000 from the Home Holdings receivable were collected, a portion of which will be applied to the satisfaction of certain liabilities. For further information on the Company's receivable from Home Holdings, Inc. ("Home Holdings"), see the Company's Annual Report on Form 10-K, Item 8 - Note 4, for the year ended December 31, 1995.

NOTE 6 - MINORITY INTEREST

The Company's consolidated balance sheets include 100% of Augustine's assets and liabilities at March 31, 1996 and December 31, 1995, and the consolidated statements of operations include Augustine's results of operations for the first quarter ended March 31, 1996 and 1995. Minority interest on the Company's consolidated balance sheets represents Augustine's minority shareholders' share of the common equity of Augustine at March 31, 1996 and December 31, 1995. Minority interest on the Company's consolidated statements of operations represents Augustine's minority shareholders' share of the net income of Augustine for the periods indicated above.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information regarding cash flow for the three months ended March 31 is as follows:
- ------------------------------------------------------------------------------


(IN THOUSANDS)                                                1996        1995
- ------------------------------------------------------------------------------


Cash received (paid) during the period:
Interest expense                                           $     -    $     (1)
Income taxes refunded (paid), net                            6,979         (41)
================================================================================


Income taxes refunded in 1996 include a 1977 tax refund of $7,613,000.

NOTE 8 - INCOME TAXES

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $28 million and $30 million, as of March 31, 1996 and December 31, 1995, respectively, arising primarily from the excess of book over tax reserves and alternative minimum tax credits. A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000. This amount has been recognized as an income tax benefit in the accompanying consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company.

NOTE 9 - RELATED PARTIES

Investment management fee revenue includes $47,000 and $36,000 for the first quarter ended March 31, 1996 and March 31, 1995, respectively, from related parties.

At March 31, 1996 and December 31, 1995, investment management fees receivable included $47,000 and $46,000, respectively, from related parties.

NOTE 10 - STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). This statement is effective for the Company's December 31, 1996 financial statements. Statement 123 encourages companies to adopt a fair value- based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." The Company will adopt the disclosure requirements of the statement in 1996 and plans to continue accounting for stock compensation using APB 25, making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the Financial Statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at March 31, 1996 aggregated $71,759,000, consisting principally of cash and cash equivalents of $8,036,000, investment securities of $48,632,000 and a $14,526,000 receivable from Home Holdings, Inc. ("Home Holdings") acquired pursuant to the agreement by which the Company sold The Home Insurance Company ("The Home") and its subsidiaries to Home Holdings in February 1991. During the first three months of 1996, proceeds of $2,657,000 from the Home Holdings receivable were collected. At March 31, 1996, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total assets by $30,769,000.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount has been recognized as an income tax benefit in the accompanying consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1991, the Internal Revenue Service ("IRS") and the Company do not agree with respect to only two issues, withholding taxes (Netherlands Antilles) and "fresh start" (an insurance industry issue).

With respect to withholding taxes (Netherlands Antilles), on May 11, 1995, the IRS issued a notice of deficiency for withholding taxes on interest payments for the years 1979 through 1985. In the notice of deficiency, the IRS contends that City's wholly owned Netherlands Antilles finance subsidiary should be disregarded for tax purposes. The Company vigorously contested the IRS's position in accordance with the IRS's internal appeals procedures. In January 1992, the National Office of the IRS issued technical advice supporting the auditing agent's position. In October 1992, the Company appealed this technical advice to the National Office. The National Office advised the Company that it expected to issue technical advice supporting the auditing agent's position, whereupon, the Company advised the IRS that it was withdrawing its technical advice request.

On June 30, 1995, the Company filed a petition in the United States Tax Court contesting the notice of deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. The IRS filed its response to the Company's motion for summary judgment on April 18, 1996. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

In a case dealing with a withholding tax issue similar to the Company's, on November 6, 1995, the United States Tax Court ("Tax Court") ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana"). The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary were subject to United States tax withholding. The IRS appealed this decision (Northern Indiana Public Service Co. v. Commissioner, 105 T.C. No. 22) to the United States Court of Appeals for the 7th Circuit. Although the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

Based on an evaluation of the IRS's contention, counsel has advised the Company that, although the outcome in litigation can by no means be assured, the Company has a very strong case and should prevail. Notwithstanding counsel's opinion and the Tax Court's ruling in the Northern Indiana case, it is not possible at this time to determine the final disposition of this issue, when the issues will be resolved, or their final financial effect. A final disposition of this issue in the Company's favor would have a material, positive effect on the Company's Statement of Operations and Balance Sheet.

With respect to the "fresh start" issue, on March 13, 1996, the IRS issued a notice of deficiency to the Company, which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. The Company believes that it has meaningful defenses and intends to file, within 90 days of the date of the deficiency notice, a petition with the United States Tax Court for redetermination of the tax. See Part II Item 1, Legal Proceedings, Withholding Taxes (Netherlands Antilles) and Fresh Start for additional details. See Results of Operations below, for a further discussion of taxes.

Although the basis for the calculation of the litigation and contingency reserves and the income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded liabilities will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of lawsuits and proceedings, see Part II - Item 1.

The cash needs of the Company for the first three months of 1996 were principally satisfied by the receipt of a 1977 tax refund, the continued collections of the receivable from Home Holdings, interest income received on investment securities and cash equivalents, and investment management fees received. Management believes that the Company's cash resources are sufficient to continue operations for 1996. Because of the nature of the contingent and alleged liabilities described in Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded liabilities will be adequate or its resources sufficient to satisfy its ultimate obligations.

For the three months ended March 31, 1996, cash of $5,622,000 was provided by operating activities, including the receipt of a 1977 tax refund, collections of the receivable from Home Holdings, the receipt of interest income partially offset by payments charged against the litigation and contingency reserves and the payment of operating expenses. For the quarter ended March 31, 1995, cash of $4,110,000 was used for operating activities, including payments charged against the litigation and contingency reserves and the payment of operating expenses partially offset by interest income and investment management fees received.

The Company continues to evaluate a number of business opportunities to acquire operating subsidiaries, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursuing all sources of contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profitable operations by acquiring existing operations and/or by developing new operations.

There were no material commitments for capital expenditures as of March 31, 1996.

RESULTS OF OPERATIONS

Summarized financial information for the operations of the Company for the quarter ended March 31 is as follows:
- ------------------------------------------------------------------------------


(IN THOUSANDS)                                               1996         1995
- ------------------------------------------------------------------------------

REVENUE:
Investment management fees                                $   146     $    114
OPERATING EXPENSES:
Compensation and benefits                                     485          493
Professional and outside services                             124          151
Insurance                                                      54           71
Occupancy                                                      25           59
Other operating                                                59           35
- ------------------------------------------------------------------------------
                                                              747          809
- ------------------------------------------------------------------------------
Operating loss                                               (601)        (695)
- ------------------------------------------------------------------------------
Interest income, net                                          604          685
Minority interest                                              (9)          (7)
Other income                                                    -           54
- ------------------------------------------------------------------------------
Income (loss) before income taxes                              (6)          37
Income tax benefit (expense)                                7,548          (56)
- ------------------------------------------------------------------------------

NET INCOME (LOSS)                                         $ 7,542     $    (19)
================================================================================


At the current time, the Company's only source of operating revenue is investment management fees generated from the Company's majority ownership interest in Augustine. The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1996 will be met principally by the Company's current financial resources, the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, and investment management fees.

The Company recorded net income of $7,542,000 for the first quarter ended March 31, 1996, compared to a net loss of $19,000 in the same 1995 period. As further described below, the 1996 first quarter includes an additional income tax benefit of $7,613,000.

The Company recorded pretax loss of $6,000 in the first quarter ended March 31, 1996, compared to pretax income of $37,000 in the respective 1995 period. The 1996 first quarter also includes $18,000 of net income attributable to the Company's ownership interest in Augustine, compared to $9,000 in the same 1995 period.

Operating expenses declined by $62,000 in the 1996 first quarter, compared with the first quarter of 1995. The reduced level of expenses in the 1996 period is the result of management's continuing efforts to reduce and control costs.

Compensation and benefits decreased to $485,000 in the 1996 first quarter, compared with $493,000 for the comparable 1995 period. The decrease in the 1996 period is principally due to a net reduction in benefit expenses.

Professional and outside services decreased to $124,000 in the first quarter ended March 31, 1996, compared to $151,000 in the respective 1995 period. This decrease was the result of an overall decrease in expenses for legal and other professional and outside services.

Insurance,  occupancy  and other  operating  expenses in the first quarter ended
March 31, 1996, as compared with the same 1995 period, decreased due to management's renegotiation of insurance programs and a continuing reduction of expenses.

Interest income in the first quarter of 1996 decreased to $604,000 from $685,000 in the respective 1995 period. The decrease in the 1996 period, compared to the 1995 period, was attributable to a decreased yield and a lower average level of cash equivalents and investment securities.

Other income of $54,000 in the first quarter of 1995 represents non-recurring other income, principally the result of final payments received from management contracts previously held by an inactive subsidiary of the Company.

During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000, which has been recognized as an income tax benefit in the accompanying Statement of Operations, based on management's continuing review of the overall tax liability position of the Company, as further described in Financial Condition, above. In addition, included in the income tax benefit is a state tax provision of $65,000 in the 1996 first quarter. The income tax provision in the first quarter of 1995 is primarily attributable to state taxes. The 1995 losses before income taxes did not result in a federal income tax benefit to the consolidated statements of operations. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

STOCKHOLDER INQUIRIES

Stockholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; (vi) proxy material; and (vii) information regarding stockholdings, should be directed to:

      AMERICAN STOCK TRANSFER AND TRUST COMPANY
      40 Wall Street, 46th Floor
      New York, NY  10005
      Attention:  Shareholder Services
      (800) 937-5449 OR (718) 921-8200

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in such Annual Report. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings, including, but not limited to, the following:

Withholding Taxes (Netherlands Antilles). The IRS filed its response to the Company's motion for summary judgment on April 18, 1996.

Fresh Start. On March 13, 1996, the IRS issued a notice of deficiency to the Company on the "fresh start" issue which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. The Company believes that it has meaningful defenses and intends to file, within 90 days of the date of the deficiency notice, a petition with the United States Tax Court for redetermination of the tax.

The actions against the Company, including those identified above, are in various stages. Nevertheless, the allegations and claims are material and, if successful, could result in substantial judgments against the Company. To the extent the aggregate of any such judgments were to exceed the resources available, these matters could have a material adverse effect on the Company's financial condition and results of operations. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

ITEM 2.  CHANGES IN SECURITIES

Does not apply.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Does not apply.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Does not apply.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Form 8-K

    None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                               AMBASE CORPORATION








Date: May 7, 1996                              BY  JOHN P. FERRARA
                                               Vice President,
                                               Chief Financial Officer,
                                               Treasurer and Controller
                                               (PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER)

                                  EXHIBIT INDEX



Exhibit
   No.                      Description
- -------                     -----------

   27                  Financial Data Schedule