Form 10-Q
period 1996-06-30
AMBASE CORP
filed 1996-08-06
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the quarterly period ended June 30, 1996

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

YES     X        NO

At June 30, 1996 there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 1996

CROSS REFERENCE SHEET FOR
PARTS I AND II                                                            PAGE
- ------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 2.  Changes in Securities                                               *

Item 3.  Defaults Upon Senior Securities                                     *

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                   *

Item 6.  Exhibits and Reports on Form 8-K                                    *






*  Not Applicable.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  SECOND QUARTER AND SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)



- ------------------------------------------------------------------------------

(in thousands,                         SECOND QUARTER            SIX MONTHS
 except per share data)              1996         1995        1996        1995
- ------------------------------------------------------------------------------

REVENUE:
Investment management fees       $    159    $     122    $    305   $     236
OPERATING EXPENSES:
Compensation and benefits             465          471         950         964
Professional and outside services     162          191         286         342
Insurance                              53           70         107         141
Occupancy                              27           60          52         119
Other operating                        72           34         131          69
- ------------------------------------------------------------------------------
                                      779          826       1,526       1,635
- ------------------------------------------------------------------------------
Operating loss                       (620)        (704)     (1,221)     (1,399)
- ------------------------------------------------------------------------------
Interest income, net                  655          700       1,259       1,385
Realized loss on sale of investment
   securities - available for sale   (182)           -        (182)          -
Minority interest                      (9)         (12)        (18)        (19)
Other income                           20            -          20          54
Other income - litigation and
   contingency reserves reversal    8,000            -       8,000           -
- ------------------------------------------------------------------------------
Income (loss) before income taxes   7,864          (16)      7,858          21
Income tax benefit (expense)          (91)         (67)      7,457        (123)
- ------------------------------------------------------------------------------

NET INCOME (LOSS)                $  7,773    $     (83)   $ 15,315   $    (102)
================================================================================

PER SHARE DATA:
NET INCOME (LOSS)                $   0.17    $       -    $   0.34   $       -
================================================================================


AVERAGE SHARES OUTSTANDING         44,534       44,534      44,534      44,534
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



- ------------------------------------------------------------------------------


                                                          JUNE 30,  DECEMBER 31,
                                                             1996         1995
(IN THOUSANDS)                                          (UNAUDITED)
- ------------------------------------------------------------------------------


ASSETS
Cash and cash equivalents (includes $1,046
   and $550 of restricted cash)                         $   5,810    $   7,752
Investment securities:
   Held to maturity (market value $48,082 and $40,086)     48,138       40,055
   Available for sale, carried at fair value (cost $213)        -           69
Total investment securities                                48,138       40,124
- ------------------------------------------------------------------------------
Investment management fees receivable                         162          146
Receivable from Home Holdings, Inc.                        13,420       17,183
Other assets                                                  487          472
- ------------------------------------------------------------------------------

TOTAL ASSETS                                            $  68,017    $  65,677
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities                $     195    $     690
Supplemental retirement plan                                4,673        4,798
Postretirement welfare benefits                             1,578        1,633
Other liabilities                                           2,128        3,516
Litigation and contingency reserves                         3,062       12,149
Income tax reserves                                        79,095       81,082
- ------------------------------------------------------------------------------
Total liabilities                                          90,731      103,868
- ------------------------------------------------------------------------------
Minority interest                                             100           82
- ------------------------------------------------------------------------------
Commitments and contingencies                                   -            -
- ------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                                  447          447
Paid-in capital                                           547,712      547,712
Net unrealized losses on investment securities
   - available for sale                                         -         (144)
Accumulated deficit                                      (570,326)    (585,641)
Treasury stock                                               (647)        (647)
- ------------------------------------------------------------------------------
Total stockholders' equity                                (22,814)     (38,273)
- ------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  68,017    $  65,677
================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     AMBASE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30



- ------------------------------------------------------------------------------


(IN THOUSANDS)                                               1996         1995
- ------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $  15,315     $   (102)
Adjustments to reconcile net income (loss)
  to net cash provided by (used for) operations:
Other assets                                                  (15)         (38)
Accounts payable and accrued liabilities                     (495)        (436)
Realized loss on sale of investment securities
   - available for sale                                       182            -
Litigation and contingency reserves reversal               (8,000)           -
Litigation and contingency reserves uses                   (1,087)      (3,170)
Income tax reserves, net                                   (1,987)       1,694
Other, net                                                 (2,734)      (2,025)
- ------------------------------------------------------------------------------
Net cash provided by (used for) operating activities        1,179       (4,077)
- ------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities - held to maturity     22,580       60,685
Purchases of investment securities - held to maturity     (29,495)     (58,297)
Proceeds from sale of investment securities
   - available for sale                                        31            -
Proceeds from Home Holdings, Inc. receivable                3,763          444
- ------------------------------------------------------------------------------
Net cash provided by (used for) investing activities       (3,121)       2,832
- ------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (1,942)      (1,245)
Cash and cash equivalents at beginning of period            7,752        9,038
- ------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   5,810    $   7,793
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

In addition, while the accompanying consolidated financial statements have been prepared on a going concern basis, circumstances exist which raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and proceedings, see Part II - Item 1. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profitable operations by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of business opportunities to acquire operating subsidiaries, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1995.

In November 1993, the Company acquired 51% of the issued and outstanding stock of Augustine Asset Management, Inc. ("Augustine"), a Florida based investment advisory firm. The Company's ownership percentage in Augustine has subsequently increased to 66%, due to Augustine's repurchase of outstanding shares. Augustine provides equity and fixed income money management services to both institutional and private clients. Augustine currently has over $224 million of assets under management. At the current time, the Company's only source of operating revenue is investment management fees generated from the Company's majority ownership interest in Augustine. The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1996 will be met principally by the Company's current financial resources, the receipt of non-operating revenue consisting of interest income received on investment securities and cash equivalents, and investment management fees.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities described in
Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and proceedings, management is unable to predict whether the Company's recorded liabilities will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities and lawsuits, see Part II - Item 1. Although the basis for the calculation of the litigation and contingency reserves, and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. In the second quarter of 1996, the Company determined that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret Savings Bank, FA ("Carteret"), see Part II - Item 1 - Legal Proceedings,
Government Action and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 - Note 11. As a result, the Company reduced its litigation and contingency reserves by $8,000,000 and recorded such amount as other income during the second quarter and six month periods ended June 30, 1996. In making such determination, management took into consideration numerous factors, including the failure of the Resolution Trust Corporation ("RTC") to notify the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline and the transfer of the investigative duties of the RTC to the Federal Deposit Insurance Corporation ("FDIC") upon the expiration of the RTC's charter on December 31, 1995 pursuant to federal statute. Management also considered the July 1, 1996 decision by the U.S. Supreme Court in the consolidated cases of Winstar, Glendale Federal and Statesman supervisory goodwill cases, which held the United States liable for damages. At June 30, 1996, the litigation and contingency reserves were $3,062,000. For a discussion of alleged tax liabilities and lawsuits, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,095,000 at June 30, 1996. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

See  Part  II -  Item  1 -  Legal  Proceedings,  for a  discussion  of  Goodwill
Litigation.

NOTE 3 - CASH AND CASH EQUIVALENTS

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents. Included in cash and cash equivalents at June 30, 1996 is $1,046,000 of funds held in escrow, to be applied to the satisfaction of certain liabilities which have been classified as restricted. Included in cash and cash equivalents at December 31, 1995 is $550,000 of funds held in escrow in connection with a legal proceeding, which have been classified as restricted.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - INVESTMENT SECURITIES

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"), which requires investment securities to be classified as Held to Maturity (only permitted for securities with a stated maturity), Available for Sale or Trading Securities.

Investment securities - held to maturity, at June 30, 1996 and December 31, 1995, consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - available for sale, at December 31, 1995, consisted of investments in equity securities held for an indefinite period and which were carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

Investment securities, at June 30 and December 31, consist of the following:
- ------------------------------------------------------------------------------


                            1996                              1995
               -----------------------------    ------------------------------

                          COST OR                           COST OR
               CARRYING  AMORTIZED      FAIR   CARRYING     AMORTIZED     FAIR
(IN THOUSANDS)  VALUE        COST      VALUE     VALUE         COST      VALUE
- ------------------------------------------------------------------------------


Held to Maturity:
U.S. Treasury Bills
  maturing within
  one year    $48,138    $ 48,138   $ 48,082   $40,055      $40,055    $40,086

Available for Sale:
Equity Securities   -           -          -        69          213         69
- ------------------------------------------------------------------------------

              $48,138    $ 48,138   $ 48,082   $40,124      $40,268    $40,155
- ------------------------------------------------------------------------------


The gross unrealized gains and losses on investment securities, at June 30 and December 31, consist of the following:
- ------------------------------------------------------------------------------


(IN THOUSANDS)                                                 1996       1995
- ------------------------------------------------------------------------------


Held to Maturity:
Gross unrealized gains (losses)                             $   (56)   $    31
================================================================================
Available for Sale:
Gross unrealized losses                                     $     -    $   144
================================================================================

During the second quarter and six month period ended June 30, 1996, proceeds of $31,000 were received from the sale of investment securities - available for sale, resulting in a realized loss of $182,000.

No investment securities - available for sale were sold in the second quarter and six month periods of 1995.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information regarding cash flow for the six months ended June 30 is as follows:

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


- ------------------------------------------------------------------------------


(IN THOUSANDS)                                                1996        1995
- ------------------------------------------------------------------------------

Cash received (paid) during the period:
Interest expense                                           $     -    $     (3)
Income taxes refunded (paid), net                            5,460        (107)
================================================================================

Income taxes refunded (paid) in 1996 include a 1977 tax refund of $7,613,000 and $1,987,000 of payments to the Internal Revenue Service ("IRS"), principally for the 1985 through 1991 tax years.

NOTE 6 - INCOME TAXES

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $26 million and $30 million, as of June 30, 1996 and December 31, 1995, respectively, arising primarily from the excess of book over tax reserves and alternative minimum tax credits. A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000. This amount has been recognized as an income tax benefit in the accompanying consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company.

During the first six months of 1996, $1,987,000 of payments to the IRS were charged against income tax reserves, principally representing payments for previously agreed to issues relating to the 1985 through 1991 tax years.

NOTE 7 - RELATED PARTIES

Investment management fee revenue includes $46,000 and $93,000 for the second quarter and six months ended June 30, 1996, respectively, and $38,000 and $74,000, in the comparable 1995 periods, from related parties.

At June 30, 1996 and December 31, 1995, investment management fees receivable included $46,000 and $46,000, respectively, from related parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the Financial Statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at June 30, 1996 aggregated $68,017,000, consisting principally of cash and cash equivalents of $5,810,000, investment securities of $48,138,000 and a $13,420,000 receivable from Home Holdings, Inc. ("Home Holdings") acquired pursuant to the agreement by which the Company sold The Home Insurance Company ("The Home") and its subsidiaries to Home Holdings in February 1991. During the first six months of 1996, proceeds of $3,763,000 from the Home Holdings receivable were collected, a portion of which will be applied to the satisfaction of certain liabilities. For further information on the Company's receivable from Home Holdings, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 - Note 4, for the year ended December 31, 1995. At June 30, 1996, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total assets by $22,814,000.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount has been recognized as an income tax benefit in the accompanying consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1991, the IRS and the Company do not agree with respect to only two issues, withholding taxes (Netherlands Antilles) and "fresh start" (an insurance industry issue).

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

On June 30, 1995, the Company filed a petition in the United States Tax Court contesting the notice of deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. The IRS filed a Notice of Objection to the Company's motion for summary judgment on April 17, 1996. The United States Tax Court requested, and the Company filed, a reply to the IRS's Notice of Objection on July 3, 1996. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

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

With respect to the "fresh start" issue, on March 13, 1996, the IRS issued a notice of deficiency to the Company, which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. The Company believes that it has meaningful defenses. On June 7, 1996, the Company filed a petition with the United States Tax Court for redetermination of the tax. See Part II - Item 1, Legal Proceedings, Withholding Taxes (Netherlands Antilles) and Fresh Start for additional details. See Results of Operations below, for a further discussion of taxes.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. In the second quarter of 1996, the Company determined that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret, see
Part II - Item 1 - Legal Proceedings, Government Action. As a result, the Company reduced its litigation and contingency reserves by $8,000,000 and recorded such amount as other income during the second quarter and six month periods ended June 30, 1996. In making such determination, management took into consideration numerous factors, including the failure of the RTC to notify the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline and the transfer of the investigative duties of the RTC to the FDIC upon the expiration of the RTC's charter on December 31, 1995 pursuant to federal statute. Management also considered the July 1, 1996 decision by the U.S. Supreme Court in the consolidated cases of Winstar, Glendale Federal and Statesman supervisory goodwill cases, which held the United States liable for damages. In addition, $1,087,000 of payments for settlements and legal fees were charged against the litigation and contingency reserves during the first six months of 1996, reducing the litigation and contingency reserves by a total of $9,087,000. At June 30, 1996, the litigation and contingency reserves were $3,062,000. For a discussion of alleged tax liabilities and lawsuits, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,095,000 at June 30, 1996. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

Although the basis for the calculation of the litigation and contingency reserves and the income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and proceedings, management is unable to predict whether the Company's recorded liabilities will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of alleged tax liabilities and lawsuits, see Part II - Item 1.

The cash needs of the Company for the first six months of 1996 were principally satisfied by the receipt of a 1977 tax refund, the continued collections of the receivable from Home Holdings, interest income received on investment securities and cash equivalents, and investment management fees received. Management believes that the Company's cash resources are sufficient to continue operations for 1996. Because of the nature of the contingent and alleged liabilities described in Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded liabilities will be adequate or its resources sufficient to satisfy its ultimate obligations.

For the six months ended June 30, 1996, cash of $1,179,000 was provided by operating activities, including the receipt of a 1977 tax refund, collections of the receivable from Home Holdings, the receipt of interest income partially offset by payments charged against income tax reserves, litigation and contingency reserves, and the payment of operating expenses. For the six months ended June 30, 1995, cash of $4,077,000 was used for operating activities, including payments charged against the litigation and contingency reserves and the payment of operating expenses partially offset by interest income and investment management fees received.

The Company continues to evaluate a number of business opportunities to acquire operating subsidiaries, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and proceedings, as well as pursuing all sources of contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profitable operations by acquiring existing operations and/or by developing new operations.

There were no material commitments for capital expenditures as of June 30, 1996.

RESULTS OF OPERATIONS

Summarized financial information for the operations of the Company for the second quarter and six months ended June 30 is as follows:
- ------------------------------------------------------------------------------

                                        SECOND QUARTER          SIX MONTHS
(IN THOUSANDS)                         1996        1995      1996         1995
- ------------------------------------------------------------------------------

REVENUE:
Investment management fees         $   159      $   122   $   305     $    236
OPERATING EXPENSES:
Compensation and benefits              465          471       950          964
Professional and outside services      162          191       286          342
Insurance                               53           70       107          141
Occupancy                               27           60        52          119
Other operating                         72           34       131           69
- ------------------------------------------------------------------------------
                                       779          826     1,526        1,635
- ------------------------------------------------------------------------------
Operating loss                        (620)        (704)   (1,221)      (1,399)
- ------------------------------------------------------------------------------
Interest income, net                   655          700     1,259        1,385
Realized loss on sale of
   investment securities -
   available for sale                 (182)           -      (182)           -
Minority interest                       (9)         (12)      (18)         (19)
Other income                            20            -        20           54
Other income - litigation
   and contingency reserves reversal 8,000            -     8,000            -
- ------------------------------------------------------------------------------
Income (loss) before income taxes    7,864          (16)    7,858           21
Income tax benefit (expense)           (91)         (67)    7,457         (123)
- ------------------------------------------------------------------------------

NET INCOME (LOSS)                  $ 7,773      $   (83)  $15,315     $   (102)
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

The Company recorded net income of $7,773,000 and $15,315,000 in the second quarter and six month periods ended June 30, 1996, respectively. In the same 1995 periods, the Company recorded a net loss of $83,000 and $102,000, respectively. As further described in Financial Condition, above, the 1996 second quarter and six month periods include other income of $8,000,000, resulting from a reduction in the litigation and contingency reserves, and the 1996 six month period includes an additional income tax benefit of $7,613,000. Excluding these non-recurring items, the Company would have reported a net loss of $227,000 and $298,000 in the second quarter and six month periods ended June 30, 1996, respectively.

The Company recorded pretax income of $7,864,000 and $7,858,000 in the second quarter and six months ended June 30, 1996, respectively, compared to a pretax loss of $16,000 and pretax income of $21,000 in the respective 1995 periods. The 1996 pretax income results include an $8,000,000 reduction in the litigation and contingency reserves, as further described in Financial Condition, above. The 1996 second quarter and six month period also includes $18,000 and $36,000 of net income attributable to the Company's ownership interest in Augustine, compared to $9,000 and $26,000 in the same 1995 periods.

Operating expenses declined by $47,000 and $109,000 in the 1996 second quarter and six month periods, respectively, compared with the second quarter and six month periods of 1995. The reduced level of expenses in the 1996 periods is the result of management's continuing efforts to reduce and control costs.

Compensation and benefits decreased to $465,000 and $950,000 in the 1996 second quarter and six month periods, respectively, compared with $471,000 and $964,000 for the comparable 1995 periods. The decrease in the 1996 periods is principally due to a net reduction in benefit expenses.

Professional and outside services decreased to $162,000 and $286,000 in the second quarter and six month periods ended June 30, 1996, compared to $191,000 and $342,000 in the respective 1995 periods. This decrease was the result of an overall decrease in expenses for legal and other professional and outside services.

Insurance, occupancy and other operating expenses in the second quarter and six month periods ended June 30, 1996, as compared with the same 1995 periods, decreased slightly due to management's renegotiation of insurance programs and a continuing reduction of expenses.

Interest income in the second quarter and six month periods of 1996 decreased to $655,000 and $1,259,000, respectively, from $700,000 and $1,385,000 in the respective 1995 periods. The decrease in the 1996 periods, compared to the 1995 periods, was attributable to a decreased yield on cash equivalents and investment securities.

During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000, which has been recognized as an income tax benefit in the accompanying Statement of Operations, based on management's continuing review of the overall tax liability position of the Company, as further described in Financial Condition, above. In addition, included in the income tax benefit is a state tax provision of $91,000 and $156,000 in the 1996 second quarter and six month period, respectively. The income tax provision in the second quarter and six month period of 1995 was primarily attributable to state taxes. The 1995 losses before income taxes did not result in a federal income tax benefit to the consolidated statements of operations. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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
      Attention:  Shareholder Services
      (800) 937-5449 OR (718) 921-8200

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1995 and in AmBase's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those Reports. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings, including, but not limited to, the following:

Withholding Taxes (Netherlands Antilles). On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The United States Tax Court requested, and the Company filed on July 13, 1996, a reply to the IRS's Notice of Objection.

Fresh Start. On March 13, 1996, the IRS issued a notice of deficiency to the Company on the "fresh start" issue which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. The Company believes that it has meaningful defenses. On June 7, 1996, the Company filed a petition with the United States Tax Court for redetermination of the tax.

(b) The Company is not itself a defendant in, but may be affected by the outcome of, the following proceeding:

Government Action. On December 4, 1992, the Office of Thrift Supervision placed Carteret in receivership under the management of the RTC. The RTC at that time commenced an investigation to determine whether it should pursue civil actions seeking monetary damages from former officers and directors of Carteret and/or from the Company and/or certain of its present and former officers and directors. The Company was called on to indemnify certain former officers and directors, including payment of their legal expenses in connection with this matter. The RTC has not notified the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline. In addition, the investigative duties of the RTC were transferred to the FDIC upon the expiration of the RTC's charter on December 31, 1995 pursuant to federal statute. These factors, along with the July 1, 1996 decision by the U.S. Supreme Court in the consolidated cases of Winstar, Glendale Federal and Statesman supervisory goodwill cases which held the United States liable for damages, contribute to the Company's determination that the probability of further proceedings by government agencies in this action are not likely.

The actions against the Company, including those identified in (a) and (b) above, are in various stages. The allegations and claims are material and, if successful, could result in substantial judgments against the Company. To the extent the aggregate of any such judgments were to exceed the resources available, these matters could have a material adverse effect on the Company's financial condition and results of operations. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

(c)  Goodwill Litigation:

During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims, based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on its investment in Carteret. Similar so-called "supervisory goodwill" litigation, commenced in recent years by other financial institutions and/or their shareholders regarding a breach of contract issue, were heard in various trial and appellate courts, including the U.S. Supreme Court. On January 19, 1996, the United States Supreme Court granted review in Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "consolidated cases"), which involve many of the same issues raised in the Company's suit. On July 1, 1996, the United States Supreme Court issued its decision in the consolidated cases. The Supreme Court's decision affirmed the lower court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the consolidated cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action. The Company's case is currently stayed in the United States Court of Federal Claims.

ITEM 2.  CHANGES IN SECURITIES

Does not apply.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Does not apply.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 17, 1996, the following proposals were voted upon:

The following persons were nominated to be elected as director, as set forth below:

                            NUMBER OF SHARES
                          FOR           WITHHELD

Richard A. Bianco     37,048,207        451,785
John B. Costello      36,591,717        908,275

There were no broker non-votes.

Stockholders approved the appointment of Price Waterhouse LLP as the independent accountants of the Company for the year ending December 31, 1996. The shares were voted as follows: 37,294,321 shares for and 113,003 against, with 92,668 shares abstaining. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Form 8-K

    None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              AMBASE CORPORATION








Date:  August 6, 1996         BY  JOHN P. FERRARA
                                  Vice President, Chief Financial Officer,
                                  Treasurer and Controller
                                  (PRINCIPAL FINANCIAL AND
                                  ACCOUNTING OFFICER)

                                  EXHIBIT INDEX



Exhibit
   No.                      Description
- -------                     -----------

   27                  Financial Data Schedule