Form 10-Q
period 1996-09-30
AMBASE CORP
filed 1996-10-18
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1996

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

YES     X        NO

At September 30, 1996 there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 1996

CROSS REFERENCE SHEET FOR
PARTS I AND II                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities                                              16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16






*  Not Applicable.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)


================================================================================
(in thousands,                         Third Quarter            Nine Months
except per share data)               1996         1995        1996        1995
================================================================================

OPERATING EXPENSES:
Compensation and benefits        $    533    $     397    $  1,343   $   1,247
Professional and outside services      84          175         352         505
Insurance                              36           54         142         194
Occupancy                              27           34          68         143
Other operating                        46           40         124          82
------------------------------------------------------------------------------
                                      726          700       2,029       2,171
------------------------------------------------------------------------------
Operating loss                       (726)        (700)     (2,029)     (2,171)
------------------------------------------------------------------------------
Interest income, net                  690          779       1,948       2,167
Realized loss on sale of investment
   securities - available for sale      -            -        (182)          -
Other income                            -           90          20         144
Other income - litigation and
   contingency reserves reversal        -        1,750       8,000       1,750
------------------------------------------------------------------------------
Income (loss) from continuing
   operations before
   income taxes                       (36)       1,919       7,757       1,890
Income tax benefit (expense)         (214)      (1,849)      7,272      (1,948)
------------------------------------------------------------------------------
Income (loss) from
   continuing operations             (250)          70      15,029         (58)
Income from discontinued
   investment management
   operations, net of income
   taxes                               23           17          59          43
------------------------------------------------------------------------------

Net income (loss)                $   (227)   $      87    $ 15,088   $     (15)
==============================================================================

Per share data:
Income (loss) from
   continuing operations         $      -    $       -    $   0.34   $       -
Income from discontinued
   investment management
   operations, net of income taxes      -            -           -           -
------------------------------------------------------------------------------

Net income (loss)                $      -    $       -    $   0.34   $       -
==============================================================================

Average shares outstanding         44,534       44,534      44,534      44,534
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


================================================================================
                                                    September 30,  December 31,
                                                             1996          1995
(in thousands)                                        (unaudited)
================================================================================

ASSETS
Cash and cash equivalents (includes $533
   and $550 of restricted cash)                         $   5,534    $   7,752
Investment securities:
   Held to maturity (market value $47,644 and $40,086)     47,676       40,055
   Available for sale, carried at fair value (cost $213)        -           69
--------------------------------------------------------------------------------
Total investment securities                                47,676       40,124
--------------------------------------------------------------------------------
Receivable from Home Holdings, Inc.                        13,234       17,183
Net assets of discontinued investment
   management operations                                      464            -
Investment management fees receivable                           -          146
Other assets                                                  257          472
------------------------------------------------------------------------------

Total assets                                            $  67,165    $  65,677
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities                $     278    $     690
Supplemental retirement plan                                4,698        4,798
Postretirement welfare benefits                             1,546        1,633
Other liabilities                                           1,464        3,516
Litigation and contingency reserves                         3,017       12,149
Income tax reserves                                        79,091       81,082
------------------------------------------------------------------------------
Total liabilities                                          90,094      103,868
------------------------------------------------------------------------------
Minority interest                                             112           82
------------------------------------------------------------------------------
Commitments and contingencies                                   -            -
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                                  447          447
Paid-in capital                                           547,712      547,712
Net unrealized losses on investment securities
   - available for sale                                         -         (144)
Accumulated deficit                                      (570,553)    (585,641)
Treasury stock                                               (647)        (647)
------------------------------------------------------------------------------
Total stockholders' equity                                (23,041)     (38,273)
------------------------------------------------------------------------------

Total liabilities and stockholders' equity              $  67,165    $  65,677
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                        Nine Months Ended September 30



==============================================================================

(in thousands)                                               1996         1995
==============================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations                $  15,029     $    (58)
Adjustments to reconcile  income (loss)
   from  continuing  operations to net cash
   used by continuing operations:
Other assets                                                 (242)         (36)
Accounts payable and accrued liabilities                     (458)        (362)
Realized loss on sale of investment securities
   - available for sale                                       182            -
Litigation and contingency reserves reversal               (8,000)      (1,750)
Litigation and contingency reserves uses                   (1,132)      (2,993)
Income tax reserves, net                                   (1,991)       3,494
Other, net                                                 (3,813)      (2,761)
------------------------------------------------------------------------------
Net cash used by operating activities
   of continuing operations                                  (425)      (4,466)
------------------------------------------------------------------------------
Cash provided by discontinued investment
   management operations                                       61           45
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities - held to maturity     53,105       77,425
Purchases of investment securities - held to maturity     (58,939)     (73,859)
Proceeds from sale of investment securities
   - available for sale                                        31            -
Proceeds from Home Holdings, Inc. receivable                3,949          633
Other, net                                                      -          (49)
------------------------------------------------------------------------------
Net cash provided (used) by investing activities           (1,854)       4,150
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (2,218)        (271)
Cash and cash equivalents at beginning of period            7,752        9,038
------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $   5,534    $   8,767
==============================================================================

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

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1996 will be met principally by the Company's current financial resources, the receipt of non-operating revenue consisting of interest income received on investment securities and cash equivalents.

NOTE 2 - LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities described in
Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and proceedings, management is unable to predict whether the Company's recorded liabilities will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities and lawsuits, see Part II - Item 1. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. In the second quarter of 1996, the Company determined that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret Savings Bank, FA ("Carteret"), see Part II - Item 1 - Legal Proceedings,
Government Action and the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 - Note 11. As a result, the Company reduced its litigation and contingency reserves by $8,000,000 and recorded such amount as other income during the 1996 second quarter. In making such determination, management took into consideration numerous factors, including the failure of the Resolution Trust Corporation ("RTC") to notify the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline and the transfer of the investigative duties of the RTC to the Federal Deposit Insurance Corporation ("FDIC") upon the expiration of the RTC's charter on December 31, 1995, pursuant to federal statute. Management also considered the July 1, 1996 decision by the U.S. Supreme Court in the consolidated cases of Winstar, Glendale Federal and Statesman supervisory goodwill cases, which held the United States liable for damages. At September 30, 1996, the litigation and contingency reserves were $3,017,000. For a discussion of alleged tax liabilities and lawsuits, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,091,000 at September 30, 1996. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

See  Part  II -  Item  1 -  Legal  Proceedings,  for a  discussion  of  Goodwill
Litigation.

During the third quarter of 1995, the Company recorded as other income a $1,750,000 net reduction in the litigation and contingency reserves. This amount consisted of a $3,600,000 reduction resulting from the settlement of certain litigation at amounts less than claimed and previously anticipated, offset by a $1,850,000 increase due to the continuing review of the costs associated with litigation and proceedings pending against the Company, based upon progress to date. At September 30, 1995, the litigation and contingency reserves were $17,432,000.

NOTE 3 - DISCONTINUED INVESTMENT MANAGEMENT OPERATIONS

On September 20, 1996, the Company agreed to sell its entire interest in Augustine Asset Management, Inc. ("Augustine") to Augustine, for $500,000 in cash. Augustine is controlled by Mr. Ronald J. Burns. Mr. Burns previously served as a director of the Company from January 1991 until his resignation from the Company's Board on December 28, 1995. The Company acquired a 51% ownership interest in Augustine on November 10, 1993 for $200,000, and the Company's ownership percentage in Augustine later increased to 66% due to Augustine's repurchase of outstanding shares from other shareholders.

Accordingly as of September 30, 1996, the operations of Augustine have been designated as discontinued operations, and the consolidated statements of operations for the periods presented herein have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions. The amount of income taxes allocated to discontinued operations reflects the incremental effect on income taxes that resulted from such operations.

See Note 8 to the Company's consolidated financial statements for further information.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Summarized information relating to income from discontinued operations for the third quarter and nine months ended September 30 is as follows:

==============================================================================
                                       Third Quarter             Nine Months
(in thousands)                       1996         1995        1996        1995
==============================================================================
Investment management
   fee revenue                  $     174    $     132   $     479    $    368
Operating expenses                   (116)         (86)       (339)       (250)
Interest income                         1            -           2          (3)
Minority interest                     (12)         (12)        (30)        (31)
------------------------------------------------------------------------------
Income from discontinued
   operations before taxes             47           34         112          84
Income tax expense                    (24)         (17)        (53)        (41)
------------------------------------------------------------------------------
Income from discontinued
   operations through
   September 30, 1996           $      23    $      17   $      59    $     43
==============================================================================

Investment management fee revenue includes $49,000 and $142,000 for the third quarter and nine months ended September 30, 1996, respectively, and $44,000 and $118,000, in the comparable 1995 periods, from related parties.

The net assets of discontinued operations are presented in the consolidated balance sheet at September 30, 1996, as a single amount as follows:

==============================================================================
(in thousands)
==============================================================================
Cash                                                                   $    99
Investment management fees receivable                                      177
Goodwill                                                                   217
Other assets                                                                32
Other liabilities                                                          (61)
------------------------------------------------------------------------------
Net assets of discontinued operations                                  $   464
==============================================================================

The outside investors' interest in Augustine, $112,000 at September 30, 1996, is reflected as minority interest in the consolidated balance sheet.

Investment management fees receivable includes $48,000 from related parties.

NOTE 4 - CASH AND CASH EQUIVALENTS

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents. Included in cash and cash equivalents at September 30, 1996 is $533,000 of funds held in escrow, to be applied to the satisfaction of certain liabilities which have been classified as restricted. Included in cash and cash equivalents at December 31, 1995 is $550,000 of funds held in escrow in connection with a legal proceeding, which have been classified as restricted.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - INVESTMENT SECURITIES

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"), which requires investment securities to be classified as Held to Maturity (only permitted for securities with a stated maturity), Available for Sale or Trading Securities.

Investment securities - held to maturity, at September 30, 1996 and December 31, 1995, consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - available for sale, at December 31, 1995, consisted of investments in equity securities held for an indefinite period and which were carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

Investment securities, at September 30 and December 31, consist of the following:

================================================================================
                                  1996                          1995
                      ----------------------------  ----------------------------
                                  Cost or                       Cost or
                      Carrying  Amortized     Fair  Carrying  Amortized     Fair
(in thousands)           Value       Cost    Value     Value       Cost    Value
================================================================================
Held to Maturity:
U.S. Treasury Bills
  maturing within
  one year             $47,676    $47,676  $47,644   $40,055    $40,055  $40,086

Available for Sale:
Equity Securities            -          -        -        69        213       69
--------------------------------------------------------------------------------

                       $47,676    $47,676  $47,644   $40,124    $40,268  $40,155
================================================================================

The gross unrealized gains and losses on investment securities, at September 30 and December 31, consist of the following:

================================================================================
(in thousands)                                                  1996        1995
================================================================================

Held to Maturity:
Gross unrealized gains (losses)                               $  (32)    $    31
================================================================================
Available for Sale:
Gross unrealized losses                                       $    -     $   144
================================================================================

During the nine month period ended September 30, 1996, proceeds of $31,000 were received from the sale of investment securities - available for sale, resulting in a realized loss of $182,000.

No investment securities - available for sale were sold in the third quarter of 1996 and the third quarter and nine month periods of 1995.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information regarding cash flow for the nine months ended September 30 is as follows:

================================================================================

(in thousands)                                                  1996        1995
================================================================================
Cash received (paid) during the period:
Income taxes refunded (paid), net                          $   5,299   $   (134)
================================================================================

Income taxes refunded (paid) in 1996 include a 1977 tax refund of $7,613,000 and $1,991,000 of payments to the Internal Revenue Service ("IRS"), principally for the 1985 through 1991 tax years.

NOTE 7 - INCOME TAXES

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $28 million and $30 million, as of September 30, 1996 and December 31, 1995, respectively, arising primarily from the excess of book over tax reserves and alternative minimum tax credits. A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000. This amount has been recognized as an income tax benefit in the accompanying consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company.

During the first nine months of 1996, $1,991,000 of payments to the IRS were charged against income tax reserves, principally representing payments for previously agreed to issues relating to the 1985 through 1991 tax years.

NOTE 8 - SUBSEQUENT EVENT

On October 4, 1996, the Company completed the sale of Augustine, resulting in a pretax gain, to be recognized in the fourth quarter of 1996, of approximately $148,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the Financial Statements and related notes, which are contained in Item 1, herein. On September 20, 1996, the Company agreed to sell its entire interest in Augustine. Accordingly, the operations of Augustine have been reclassified as discontinued investment management operations in the accompanying consolidated financial statements.

FINANCIAL CONDITION

The Company's assets at September 30, 1996 aggregated $67,165,000, consisting principally of cash and cash equivalents of $5,534,000, investment securities of $47,676,000 and a $13,234,000 receivable from Home Holdings, Inc. ("Home
Holdings"), acquired pursuant to the agreement by which the Company sold The Home Insurance Company ("The Home") and its subsidiaries to Home Holdings in February 1991. During the first nine months of 1996, proceeds of $3,949,000 from the Home Holdings receivable were collected, a portion of which will be applied to the satisfaction of certain liabilities. For further information on the Company's receivable from Home Holdings, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 Note 4, for the year ended December 31, 1995. At September 30, 1996, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II
- Item 1, exceeded total assets by $23,041,000.

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

With respect to withholding taxes (Netherlands Antilles), on May 11, 1995, the IRS issued a Notice of Deficiency for withholding taxes on interest payments for the years 1979 through 1985. In the Notice of Deficiency, the IRS contends that City's wholly owned Netherlands Antilles finance subsidiary should be disregarded for tax purposes. The Company vigorously contested the IRS's position in accordance with the IRS's internal appeals procedures. In January 1992, the National Office of the IRS issued technical advice supporting the auditing agent's position. In October 1992, the Company appealed this technical advice to the National Office. The National Office advised the Company that it expected to issue technical advice supporting the auditing agent's position, whereupon the Company advised the IRS that it was withdrawing its technical advice request.

On June 30, 1995, the Company filed a petition in the United States Tax Court contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The United States Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Court's examination of the record and the status of the discovery process, the Court concluded that summary adjudication at this time was inappropriate. The Court directed the parties to engage in full and complete discovery as expeditiously as possible. The Court has set a trial date for March 17, 1997. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

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

Based on an evaluation of the IRS's contention, counsel has advised the Company that, although the outcome in litigation can by no means be assured, the Company has a very strong case and should prevail. Notwithstanding counsel's opinion and the Tax Court's ruling in the Northern Indiana case, it is not possible at this time to determine the final disposition of this issue, when the issues will be resolved, or their final financial effect. A final disposition of this issue in the Company's favor would have a material, positive effect on the Company's Consolidated Statement of Operations and Balance Sheet.

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

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. In the second quarter of 1996, the Company determined that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret, see
Part II - Item 1 - Legal Proceedings, Government Action. As a result, the Company reduced its litigation and contingency reserves by $8,000,000 and recorded such amount as other income during the 1996 second quarter. In making such determination, management took into consideration numerous factors, including the failure of the RTC to notify the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline and the transfer of the investigative duties of the RTC to the FDIC upon the expiration of the RTC's charter on December 31, 1995 pursuant to federal statute. Management also considered the July 1, 1996 decision by the U.S. Supreme Court in the consolidated cases of Winstar, Glendale Federal and Statesman supervisory goodwill cases, which held the United States liable for damages. In addition, $1,132,000 of payments for settlements and legal fees were charged against the litigation and contingency reserves during the first nine months of 1996, reducing the litigation and contingency reserves by a total of $9,132,000. At September 30, 1996, the litigation and contingency reserves were $3,017,000. For a discussion of alleged tax liabilities and lawsuits, see Part II Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,091,000 at September 30, 1996. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

During the third quarter of 1995, the Company recorded as other income a $1,750,000 net reduction in the litigation and contingency reserves. This amount consisted of a $3,600,000 reduction resulting from the settlement of certain litigation at amounts less than claimed and previously anticipated, offset by a $1,850,000 increase due to the continuing review of the costs associated with litigation and proceedings pending against the Company, based upon progress to date. In addition, in the third quarter and nine month periods ended September 30, 1995, the Company recorded as additional income tax expense a $1,800,000 increase in the income tax reserves. The increase in the income tax reserves was the result of the continuing review of the income tax reserves, including additional reserves for amounts considered unrealizable.

In June 1995, the Company received, with respect to 1990 and 1991, $1,690,000 from The Home in connection with a tax sharing agreement between the Company and The Home. This amount did not reduce the receivable from Home Holdings. Since the $1,690,000 had previously been considered in the calculation of income tax reserves, the receipt thereof was recorded as an increase to the income tax reserves account at September 30, 1995.

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

The cash needs of the Company for the first nine months of 1996 were principally satisfied by the receipt of a 1977 tax refund, the continued collections of the receivable from Home Holdings and interest income received on investment securities and cash equivalents. Management believes that the Company's cash resources are sufficient to continue operations for 1996. Because of the nature of the contingent and alleged liabilities described in Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded liabilities will be adequate or its resources sufficient to satisfy its ultimate obligations.

For the nine months ended September 30, 1996, cash of $425,000 was used by operating activities of continuing operations, including the payment of other liabilities, payments charged against income tax reserves and litigation and contingency reserves, and the payment of operating expenses, partially offset by the receipt of a 1977 tax refund, and the receipt of interest income. For the nine months ended September 30, 1995, cash of $4,466,000 was used by continuing operations, including payments charged against the litigation and contingency reserves and the payment of operating expenses partially offset by interest income, and the receipt of $1,690,000, with respect to 1990 and 1991, from The Home, in connection with a tax sharing agreement between the Company and The Home.

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

There were no material commitments for capital expenditures as of September 30, 1996.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Summarized financial information for the continuing operations of the Company for the third quarter and nine months ended September 30 is as follows:

==============================================================================
                                         Third Quarter          Nine Months
(in thousands)                         1996        1995      1996         1995
==============================================================================
Operating expenses:
Compensation and benefits          $   533      $   397  $  1,343     $  1,247
Professional and outside services       84          175       352          505
Insurance                               36           54       142          194
Occupancy                               27           34        68          143
Other operating                         46           40       124           82
------------------------------------------------------------------------------
                                       726          700     2,029        2,171
------------------------------------------------------------------------------
Operating loss                        (726)        (700)   (2,029)      (2,171)
------------------------------------------------------------------------------
Interest income, net                   690          779     1,948        2,167
Realized loss on sale of
   investment securities
   - available for sale                  -            -      (182)           -
Other income                             -           90        20          144
Other income - litigation
   and contingency reserves reversal     -        1,750     8,000        1,750
------------------------------------------------------------------------------
Income (loss) from
   continuing operations
   before income taxes                 (36)       1,919     7,757        1,890
Income tax benefit (expense)          (214)      (1,849)    7,272       (1,948)
------------------------------------------------------------------------------

Income (loss) from
   continuing operations           $  (250)     $    70   $15,029     $    (58)
==============================================================================

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1996 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded a loss from continuing operations of $250,000 in the third quarter ended September 30, 1996, and income from continuing operations of $15,029,000 in the nine month period ended September 30, 1996. In the same 1995 periods, the Company recorded income from continuing operations of $70,000 and a loss from continuing operations of $58,000, respectively. As further described in Financial Condition, above, the 1996 nine month period includes other income of $8,000,000, resulting from a reduction in the litigation and contingency reserves, and an additional income tax benefit of $7,613,000. Excluding these non-recurring items, the Company would have reported a loss from continuing operations of $584,000 for the nine month period ended September 30, 1996.

The Company recorded a loss from continuing operations before income taxes of $36,000 in the third quarter ended September 30, 1996. For the nine month period ended September 30, 1996, the Company recorded income from continuing operations before income taxes of $7,757,000, which includes an $8,000,000 reduction in the litigation and contingency reserves, as further described in Financial Condition, above.

In the third quarter and nine month periods ended September 30, 1995, the Company recorded income from continuing operations before income taxes of $1,919,000 and $1,890,000, respectively, which includes a $1,750,000 net reduction in litigation and contingency reserves, as further described in Financial Condition, above.

Operating expenses increased by $26,000 in the 1996 third quarter, and declined by $142,000 in the nine month period ended September 30, 1996, compared with the third quarter and nine month periods of 1995. The reduced level of expenses in the 1996 nine month period is the result of management's continuing efforts to reduce and control costs.

Compensation and benefits increased to $533,000 and $1,343,000 in the 1996 third quarter and nine month periods, respectively, compared with $397,000 and $1,247,000 for the comparable 1995 periods. The increase in the 1996 periods is due to the hiring by the Company of an employee who previously provided services as an independent consultant, offset, to some extent, by a net reduction in benefit expenses.

Professional and outside services decreased to $84,000 and $352,000 in the third quarter and nine month periods ended September 30, 1996, compared to $175,000 and $505,000 in the respective 1995 periods. This decrease was the result of an overall decrease in expenses for legal and other professional and outside services. The decrease in professional and outside services of $153,000, or 30%, in the nine month period of 1996, compared with the same 1995 period, more than offset the increase of $96,000, or 8%, in compensation and benefits in the same 1996 nine month period.

Insurance, occupancy and other operating expenses in the third quarter and nine month periods ended September 30, 1996, as compared with the same 1995 periods, decreased due to management's renegotiation of insurance programs and a continuing reduction of expenses.

Interest income in the third quarter and nine month periods of 1996 decreased to $690,000 and $1,948,000, respectively, from $779,000 and $2,167,000 in the respective 1995 periods. The decrease in the 1996 periods, compared to the 1995 periods, was attributable to a decreased yield on cash equivalents and investment securities.

During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000. This amount has been recognized as an income tax benefit in the accompanying Statement of Operations, based on management's continuing review of the overall tax liability position of the Company, as further described in Financial Condition, above. In addition, included in income tax benefit (expense) is a federal and state tax provision of $214,000 and $341,000 in the third quarter and nine month period ended September 30, 1996, respectively. In the third quarter and nine month periods ended September 30, 1995, the Company recorded as additional income tax expense a $1,800,000 increase in the income tax reserves. The increase in the income tax reserves in the 1995 periods was the result of the continuing review of the income tax reserves including additional reserves for amounts considered unrealizable. In addition, included in income tax expense is a state tax provision of $49,000 and $148,000 in the 1995 third quarter and nine month period, respectively. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

DISCONTINUED INVESTMENT MANAGEMENT OPERATIONS

Income from discontinued operations for the third quarter and nine month periods ended September 30, 1996 was $23,000 and $59,000, respectively, which reflects the unaudited results of Augustine's operations. For the third quarter and nine month periods ended September 30, 1995, income from discontinued investment management operations was $17,000 and $43,000, respectively. A gain from the sale of the Company's entire interest in Augustine, is expected to be recognized in the fourth quarter of 1996. See Item 1 - Notes 3 and 8 to the Company's consolidated financial statements for a further discussion.

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
      Attention:  Shareholder Services
      (800) 937-5449 OR (718) 921-8200

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1995 and in AmBase's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996 are incorporated by reference herein, and the defined terms set forth below have the same meaning ascribed to them in those Reports. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings, including, but not limited to, the following:

Angel et al. v. AmBase Corp., et al. In the Angel case, the Company has entered into negotiations to settle the case with the plaintiffs. Further proceedings in this matter have been postponed until the completion of the negotiations.

Rolo and Tenerelli v. City Investing Company Liquidating Trust et al. The parties have completed briefing and argument and are awaiting a decision by the Court of Appeals on the plaintiffs' appeal of the dismissal of the case by the District Court.

Sovereign Metal. The Company moved for summary judgment and the dismissal of plaintiffs' claims. The case is currently scheduled for a pretrial conference on November 18, 1996.

Disputes with Internal Revenue Service.

   Withholding Taxes (Netherlands Antilles). The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The United States Tax Court requested, and the Company filed on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Court's examination of the record and the status of the discovery process, the Court concluded that summary adjudication at this time was inappropriate. The Court directed the parties to engage in full and complete discovery as expeditiously as possible. The Court has set a trial date for March 17, 1997.

The actions against the Company, including those identified in (a) above, are in various stages. The allegations and claims are material and, if successful, could result in substantial judgments against the Company. To the extent the aggregate of any such judgments were to exceed the resources available, these matters could have a material adverse effect on the Company's financial condition and results of operations. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

(b)Goodwill Litigation:

During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on its investment in Carteret. Similar so-called "supervisory goodwill" litigation, commenced in recent years by other financial institutions and/or their shareholders regarding a breach of contract issue, were heard in various trial and appellate courts, including the U.S. Supreme Court. On January 19, 1996, the United States Supreme Court granted review in Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "consolidated cases"), which involve many of the same issues raised in the Company's suit. On July 1, 1996, the United States Supreme Court issued its decision in the consolidated cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the consolidated cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action. The Company's case is currently pending in the Court of Federal Claims. On August 26, 1996, the stay order expired in all "Winstar-related" cases. On September 18, 1996, the Court of Federal Claims entered an Omnibus Case Management Order that will govern further proceedings in the Company's action and approximately 120 other so-called "Winstar-related" cases. At present, no trial date has been set in the Company's action or any of the other "Winstar- related" cases, other than the Glenfed and Statesman cases.

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

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


AMBASE CORPORATION








BY  JOHN P. FERRARA
    Vice President, Chief Financial Officer,
    Treasurer and Controller
    (PRINCIPAL FINANCIAL AND
    ACCOUNTING OFFICER)

Date:  October 18, 1996

                                  EXHIBIT INDEX



Exhibit
   No.                      Description
-------                     -----------

   27                  Financial Data Schedule