Form 10-K
period 1996-12-31
AMBASE CORP
filed 1997-02-25
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


(Mark One)
|X|          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (fee required)

                 For the fiscal year ended December 31, 1996

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (no fee required)

              For the Transition Period From ________ To ________


                        Commission file Number 1-7265

                              AMBASE CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                        95-2962743
   (State of Incorporation)     (I.R.S. Employer Identification No.)

Greenwich Office Park, Building 2, 51 Weaver Street, Greenwich, CT 06831-5155
                (Address of principal executive offices)

      Registrant's telephone number, including area code (203) 532-2000

         Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock ($0.01 par value)     None

Rights to Purchase Common Stock    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

At January 31, 1997, there were 44,533,519 shares of registrant's Common Stock outstanding. At January 31, 1997 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $2.77 per share, was approximately $101 million. The Common Stock constitutes registrant's only outstanding security.

Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 14, Page 36.

AMBASE CORPORATION

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 1996

CROSS REFERENCE SHEET FOR
PARTS I, II, III AND IV                                                   PAGE
------------------------------------------------------------------------------


PART I

Item 1.    Business..........................................................1

Item 2.    Properties........................................................2

Item 3.    Legal Proceedings.................................................2

Item 4.    Submission of Matters to a Vote of Security Holders...............3

           Executive Officers of the Registrant..............................3

PART II

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters...................................3

Item 6.    Selected Financial Data...........................................4

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................4

Item 8.    Financial Statements and Supplementary Data......................11

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........................35

PART III

Item 10.   Directors and Executive Officers of the Registrant...............35

Item 11.   Executive Compensation...........................................35

Item 12.   Security Ownership of Certain Beneficial Owners and Management...35

Item 13.   Certain Relationships and Related Transactions...................35

PART IV

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K..........................................36

PART I

ITEM 1.  BUSINESS

CORPORATE PROFILE

AmBase Corporation (the "Company") was incorporated in 1975 by the City Investing Company ("City") as the holding company for The Home Insurance Company, a New Hampshire insurance corporation, and its affiliated property and casualty insurance companies ("The Home"), which was sold on February 13, 1991 to Home Holdings, Inc. ("Home Holdings"). In 1985, City, which prior to that date owned all the outstanding shares of the Common Stock of the Company, distributed the Company's shares to City's common stockholders.

In November 1993, the Company acquired 51% of the issued and outstanding common stock of Augustine Asset Management, Inc. ("Augustine"), a Florida based investment advisory firm. On October 4, 1996, the Company sold its entire interest in Augustine, to Augustine. See Item 8 - Note 5 to the Company's
consolidated financial statements for further information. The Company's remaining subsidiaries are inactive.

In August 1988, the Company acquired Carteret Bancorp Inc. Carteret Bancorp Inc., through its principal wholly owned subsidiary, Carteret Savings Bank, FA ("Carteret"), was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing. On December 4, 1992, the Office of Thrift Supervision ("OTS") placed Carteret in receivership under the management of the Resolution Trust Corporation ("RTC") and a new institution, Carteret Federal Savings Bank, was established to assume the assets and certain liabilities of Carteret. Following the seizure of Carteret, the Company was deregistered as a savings and loan holding company by the OTS, although the OTS retains jurisdiction for any regulatory violations prior to deregistration.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities and a receivable from Home Holdings. The receivable arose pursuant to The Home sale agreement, under which Home Holdings agreed to pay $48 million to the Company over a period of years to meet certain specified obligations of the Company, as incurred, relating to litigation, taxes and administrative expenses. During 1996, proceeds of $3,997,000 from the Home Holdings receivable were collected, reducing the receivable to $13,186,000 at
December 31, 1996. As the Company has collected the full amounts of the receivable with respect to litigation and administrative expenses, the remaining receivable relates principally to taxes. See Item 8 - Note 4 to the Company's consolidated financial statements for further information regarding the Company's receivable from Home Holdings.

The Company had 9 employees at December 31, 1996.

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. In order to maintain the principal value of its assets, the Company has invested substantially all of its funds in U.S. Treasury Bills and short-term money market funds. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Item 8 - Notes 10 and 12 to the Company's consolidated financial statements. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations.

See Item 8 - Note 12 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

At December 31, 1996, the Company's liabilities, including reserves for contingent and alleged liabilities, exceeded total recorded assets by $24,097,000. The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Item 8 - Notes 10 and 12 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

DISCONTINUED OPERATIONS

For a discussion of discontinued investment management operations, refer to Item 8 - Note 5 to the Company's consolidated financial statements.

ITEM 2.  PROPERTIES

The Company leases approximately 4,800 square feet for use as its executive office at Greenwich Office Park, Building 2, 51 Weaver Street, Greenwich, CT 06831-5155.

ITEM 3.  LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Item 8
- Notes 10 and 12 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. During 1996, the Company determined that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret Savings Bank, FA ("Carteret"), see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 - Note 11. As a result, the Company reduced its litigation and contingency reserves by $8,000,000 and recorded such amount as other income during the 1996 second quarter. In making such determination, management took into consideration numerous factors, including the failure of the Resolution Trust Corporation ("RTC") to notify the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline and the transfer of the investigative duties of the RTC to the Federal Deposit Insurance Corporation ("FDIC") upon the expiration of the RTC's charter on December 31, 1995 pursuant to federal statute. Management also considered the July 1, 1996 decision by the U.S. Supreme Court in the consolidated supervisory goodwill cases of Winstar, Glendale Federal and Statesman, which held the United States liable for damages. In addition, $1,195,000 of payments for judgments, settlements and legal fees were charged against the litigation and contingency reserves during 1996, thereby reducing the litigation and contingency reserves by a total of $9,195,000. At December 31, 1996, the litigation and contingency reserves were $2,954,000. For a discussion of alleged tax liabilities and lawsuits, see Item 8 - Notes 10 and 12 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $79,088,000 at December 31, 1996. For a further discussion, see Item 8 - Note 10, Income Taxes and Note 12, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start, to the Company's consolidated financial statements.

See Item 8 - Note 12 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

In 1995, as part of the Company's continuing review of the status of litigation pending against the Company, with careful attention paid to costs associated with defending pending and threatened litigation, the Company recorded as other income a $5,350,000 net reduction in the litigation and contingency reserves. This amount consisted of a $7,200,000 reduction resulting from the settlement of certain litigation at amounts less than claimed and previously anticipated, offset by a $1,850,000 increase due to the continuing review of the costs associated with litigation and proceedings pending against the Company, based upon progress to date. In addition, $4,676,000 of payments for judgments, settlements and legal fees were charged against the litigation and contingency reserves during 1995, thereby reducing the litigation and contingency reserves by a total of $10,026,000. At December 31, 1995, the litigation and contingency reserves were $12,149,000.

In 1994, as part of the continuing reviews of the status of litigation pending against the Company, the settlement of certain litigation at costs less than previously anticipated, and a projected reduction of costs associated with pending litigation based upon the progress to date, the Company recorded as other income an $8,081,000 reduction in the litigation and contingency reserve. Additionally, $4,337,000 of payments for judgments, settlements and legal fees were charged against the litigation and contingency reserve during 1994, thereby reducing the litigation and contingency reserves by a total of $12,418,000.
At December 31, 1994, the litigation and contingency reserves were $22,175,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Each executive officer is elected to serve in the executive officer capacity set forth opposite his respective name until the next Annual Meeting of Stockholders. The Company is not aware of any family relationships between any of the officers or directors of the Company.

Set forth below is a list of executive officers of the Company at December 31, 1996:
------------------------------------------------------------------------------

NAME                       AGE                  PRESENT TITLE
------------------------------------------------------------------------------


RICHARD A. BIANCO           49                  Chairman, President and
                                                Chief Executive Officer of
                                                AmBase Corporation

JOHN P. FERRARA             35                  Vice President,
                                                Chief Financial Officer,
                                                Treasurer and Controller of
                                                AmBase Corporation

Mr. Bianco was elected a director of the Company in January 1991, and has served as President and Chief Executive Officer of the Company since May 1991. On January 26, 1993, Mr. Bianco was elected Chairman of the Board of Directors of the Company. He served as Chairman, President and Chief Executive Officer of Carteret, then a subsidiary of the Company, from May 1991 to December 1992.

Mr. Ferrara currently serves as Vice President, Chief Financial Officer, Treasurer and Controller of the Company, having previously served as Acting Chief Financial Officer, Treasurer and Assistant Vice President and Controller from January 1995 to December 1995; as Assistant Vice President and Controller from January 1992 to January 1995; and as Manager of Financial Reporting from December 1988 to January 1992.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Common Stock of the Company trades through one or more market-makers, with quotations made available in the "pink sheets" published by the National Quotation Bureau, Inc. ("Pink Sheets"), under the symbol ABCP. The sales prices per share for the Company's Common Stock represent the range of the reported high and low bid quotations as indicated in the Pink Sheets or as communicated orally to the Company by market-makers. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The National Association of Securities Dealers ("NASD") has declined to grant an exception to the requirements (specifically, to the requirement that listing companies have a minimum net worth of $2 million) for listing the Common Stock of the Company on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Capitalization Issues list.

------------------------------------------------------------------------------

                                      1996                          1995
                                 HIGH        LOW               HIGH        LOW
------------------------------------------------------------------------------


First Quarter                  $1.02       $0.46             $0.28       $0.19
Second Quarter                  2.00        1.01              0.25        0.16
Third Quarter                   2.50        1.68              0.74        0.20
Fourth Quarter                  2.88        1.75              0.65        0.39
==============================================================================


As of January 31, 1997, there were approximately 21,000 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 1996 or 1995. The Company does not intend to declare or pay dividends in the foreseeable future.

In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., pending in the Third Circuit Court of Appeals, as further described in Item 8 - Note 12 to the Company's consolidated financial statements, the Company is unable to make any dividend payments without further judicial action.

For information  concerning the Company's  stockholder rights plan, see Item 8 -
Note 6 to the Company's consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Item 8 of this Form 10-K. The consolidated statements of operations, for the periods ended prior to the October 4, 1996 sale of Augustine and the December 4, 1992 seizure of Carteret, were retroactively reclassified to reflect their respective operations as discontinued operations.


-------------------------------------------------------------------------------

                                              YEARS ENDED DECEMBER 31
(IN THOUSANDS,
 EXCEPT PER SHARE DATA)             1996     1995     1994     1993      1992
-------------------------------------------------------------------------------

Operating revenue                 $    -    $    -   $    -   $    -    $ 1,070
Interest income, net               2,641     2,835    2,092    1,082      1,124
Income (loss) from continuing
  operations, before
  income taxes                     6,636     6,005    6,246   (8,171)    (3,776)
Income tax (expense) benefit       7,189    (1,997)    (148)  11,354     (4,783)
Income (loss) from
  continuing operations           13,825     4,008    6,098    3,183     (8,559)
Income from discontinued
  investment management
  operations, net of
  income taxes                       207        60       32       16          -
Income from discontinued
  banking operations,
  net of income taxes                  -         -        -        -     32,017
Net income                        14,032     4,068    6,130    3,199     23,458
PER SHARE DATA:
Income (loss) from
  continuing operations             0.31      0.09     0.14     0.07      (0.21)
Income from discontinued
  investment management
  operations, net of
  income taxes                         -         -        -        -          -
Income from discontinued
  banking operations,
  net of income taxes                  -         -        -        -       0.79
Net income                          0.31      0.09     0.14     0.07       0.58
Dividends                             -          -        -        -         -
===============================================================================

Total assets                     $66,229   $65,677  $70,113  $77,450    $70,365
Total stockholders' equity       (24,097)  (38,273) (42,204) (48,352)   (51,964)
===============================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes which are contained in Item 8, herein. On October 4, 1996, the Company sold its entire interest in Augustine. Accordingly, the operations of Augustine have been reclassified as discontinued investment management operations in the accompanying consolidated financial statements.

CONTINUING OPERATIONS

FINANCIAL CONDITION

The Company's assets at December 31, 1996 aggregated $66,229,000, consisting principally of cash and cash equivalents of $5,591,000, investment securities of $47,259,000, and a $13,186,000 receivable from Home Holdings acquired pursuant to the agreement by which the Company sold The Home and its subsidiaries to Home Holdings in February 1991. During 1996, proceeds of $3,997,000 from the Home Holdings receivable were collected. For a further description, see Item 8 - Note 4 to the Company's consolidated financial statements. At December 31, 1996, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Item 8 - Notes 10 and 12 to the Company's consolidated financial statements, exceeded total recorded assets by $24,097,000.

The cash needs of the Company for 1996 were principally satisfied by the receipt of a 1977 tax refund, the continued collections of the receivable from Home
Holdings and interest income received on investment securities and cash equivalents.

Management believes that the Company's cash resources are sufficient to continue operations for 1997. Because of the nature of the contingent and alleged liabilities described in Item 8 - Notes 10 and 12 to the Company's consolidated financial statements, the Company is unable to predict whether it will have the ability to generate sufficient resources to satisfy its ultimate obligations.

The cash needs of the Company in 1995 were principally satisfied by interest income received on investment securities and cash equivalents, and the continued collections of the receivable from Home Holdings. In addition, in June 1995, the Company received, with respect to 1990 and 1991, $1,690,000 from The Home in connection with a tax sharing agreement between the Company and The Home. This amount did not reduce the receivable from Home Holdings. Since the $1,690,000 had previously been considered in the calculation of income tax reserves, the receipt thereof was recorded as an increase to the income tax reserves account.

The cash needs of the Company in 1994 were principally satisfied by collections of the receivable from Home Holdings, and interest income received on investment securities and cash equivalents.

For the year ended December 31, 1996, cash of $1,622,000 was used for operating activities of continuing operations, including the payment of other liabilities, payments charged against income tax reserves and litigation and contingency reserves, and the payment of operating expenses, partially offset by the receipt of a 1977 tax refund, and the receipt of interest income.

For the year ended December 31, 1995, cash of $6,820,000 was used for operating activities, including payments charged against the litigation and contingency reserve and the payment of operating expenses partially offset by interest income, and the receipt of amounts with respect to 1990 and 1991, from The Home in connection with a tax sharing agreement between the Company and The Home.

For the year ended December 31, 1994, cash of $9,154,000 was used for operating activities, including payments charged against the litigation and contingency reserve and the payment of operating expenses partially offset by interest income and tax refunds received. During 1994, principally as a result of a net increase in investment securities - held to maturity of $17,527,000, there was a net decrease in cash and cash equivalents of $20,728,000.

There were no material commitments for capital expenditures as of December 31, 1996. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities described in Item 8 - Notes 10 and 12 to the Company's consolidated financial statements. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations.

See Item 8 - Note 12 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. During 1996, the Company determined that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 - Note
11. As a result, the Company reduced its litigation and contingency reserves by $8,000,000 and recorded such amount as other income during 1996. In making such determination, management took into consideration numerous factors, including the failure of the RTC to notify the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline and the transfer of the investigative duties of the RTC to the FDIC upon the expiration of the RTC's charter on December 31, 1995 pursuant to federal statute. Management also considered the July 1, 1996 decision by the U.S. Supreme Court in the consolidated supervisory goodwill cases of Winstar, Glendale Federal and Statesman, which held the United States liable for damages. In addition, $1,195,000 of payments for judgments, settlements and legal fees were charged against the litigation and contingency reserves during 1996, thereby reducing the litigation and contingency reserves by a total of $9,195,000. At December 31, 1996, the litigation and contingency reserves were $2,954,000. For a discussion of alleged tax liabilities and lawsuits, see Item 8 - Notes 10 and 12 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $79,088,000 at December 31, 1996. For a further discussion, see Item 8 - Note 10, Income Taxes and Note 12, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start, to the Company's consolidated financial statements.

See Item 8 - Note 12 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

In 1995, as part of the Company's continuing review of the status of litigation pending against the Company, with careful attention paid to costs associated with defending pending and threatened litigation, the Company recorded as other income a $5,350,000 net reduction in the litigation and contingency reserves. This amount consisted of a $7,200,000 reduction resulting from the settlement of certain litigation at amounts less than claimed and previously anticipated, offset by a $1,850,000 increase due to the continuing review of the costs associated with litigation and proceedings pending against the Company, based upon progress to date. In addition, $4,676,000 of payments for judgments, settlements and legal fees were charged against the litigation and contingency reserves during 1995, thereby reducing the litigation and contingency reserves by a total of $10,026,000. At December 31, 1995, the litigation and contingency reserves were $12,149,000. In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $81,082,000 at December 31, 1995.

In 1994, as part of the continuing reviews of the status of litigation pending against the Company, the settlement of certain litigation at costs less than previously anticipated, and a projected reduction of costs associated with pending litigation based upon the progress to date, the Company recorded as other income an $8,081,000 reduction in the litigation and contingency reserve. Additionally, $4,337,000 of payments for judgments, settlements and legal fees were charged against the litigation and contingency reserve during 1994, thereby reducing the litigation and contingency reserve by a total of $12,418,000.
At December 31, 1994, the litigation and contingency reserves were $22,175,000.

As noted above, the Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Item 8
- Notes 10 and 12 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. During 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount has been recognized as an income tax benefit in the accompanying consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989.
For all periods through 1991, the Internal Revenue Service ("IRS") and the Company do not agree with respect to only two issues, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and "Fresh Start", an insurance industry issue.

During 1996, in connection with the completion by the IRS of the Company's 1985 to 1991 federal income tax audits (excluding Fresh Start), the Company made payments to the IRS totaling $1,995,000. These amounts were previously reserved for and charged against the income tax reserves account. The federal income tax adjustments from the 1985 to 1991 audits (excluding Fresh Start) did not result in additional payments of state or local income taxes. New York State has completed their examination of the Company's income tax returns through 1989 and is currently reviewing the Company's income tax returns for tax years 1990 to 1992. The Company's federal income tax return for 1992 is currently under examination. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

With respect to the withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, on May 11, 1995 the IRS issued a Notice of Deficiency for withholding taxes on interest payments for the years 1979 through 1985. In the Notice of Deficiency, the IRS contends that City's wholly owned Netherlands Antilles finance subsidiary should be disregarded for tax purposes. The Company vigorously contested the IRS's position in accordance with the IRS's internal appeals procedures. In January 1992, the National Office of the IRS issued technical advice supporting the auditing agent's position. In October 1992, the Company appealed this technical advice to the National Office. The National Office advised the Company that it expected to issue technical advice supporting the auditing agent's position, whereupon, the Company advised the IRS that it was withdrawing its technical advice request.

On June 30, 1995, the Company filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Tax Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Court concluded that summary adjudication at this time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. The Tax Court has scheduled the trial for the week of March 24, 1997. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana") in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States tax withholding. The IRS has appealed this decision (Northern Indiana Public Service Co. v. Commissioner, 105 T.C. No. 22) to the United States Court of Appeals for the 7th Circuit. Although the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS. The Company will continue to monitor the appeal.

Based on an evaluation of the IRS's contention, counsel has advised the Company that, although the outcome in litigation can by no means be assured, the Company has a very strong case and should prevail. Notwithstanding counsel's opinion and the Tax Court's ruling in the Northern Indiana case, it is not possible at this time to determine the final disposition of this issue, when the issues will be resolved, or their final financial effect. A final disposition of this issue in the Company's favor would have a material, positive effect on the Company's Statement of Operations and Financial Condition.

With respect to the "Fresh Start" issue, on March 13, 1996, the IRS issued a Notice of Deficiency to the Company, with respect to taxes owed for the year 1987. The Company has disputed the Notice of Deficiency and has claimed that it is entitled to "Fresh Start" transition relief under certain insurance company tax provisions of the Tax Reform Act of 1986. If the IRS is successful, the amount of the deficiency would be material. The Company believes that it has meaningful defenses. On June 7, 1996, the Company filed a petition with the United States Tax Court for a redetermination of the tax, and on July 23, 1996, the IRS filed its answer. The IRS and the Company are presently engaged in an informal discovery process, customary in Tax Court. See Item 8 - Note 10, Income Taxes, and Note 12, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start, to the Company's consolidated financial statements, for additional details.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Summarized financial information for the continuing operations of the Company for the years ended December 31 is as follows:
------------------------------------------------------------------------------

(IN THOUSANDS)                                    1996        1995        1994
------------------------------------------------------------------------------

OPERATING EXPENSES:
Compensation and benefits                       $2,969      $2,119      $2,372
Professional and outside services                  457         661         969
Insurance                                          177         247         318
Occupancy                                           89         173         214
Other operating                                    161         132         126
------------------------------------------------------------------------------
                                                 3,853       3,332       3,999
------------------------------------------------------------------------------
Operating loss                                  (3,853)     (3,332)     (3,999)
------------------------------------------------------------------------------
Interest income                                  2,641       2,835       2,092
Other income                                        30         147           -
Other income - litigation and contingency
  reserves reversal                              8,000       5,350       8,081
Other income - reduction of previously
  estimated liabilities                              -       1,005           -
Realized gain (loss) on sale of
  investment securities
  - available for sale                            (182)          -          72
------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                            6,636       6,005       6,246
Income tax benefit (expense)                     7,189      (1,997)       (148)
------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS              $13,825      $4,008      $6,098
==============================================================================

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 1997 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded income from continuing operations of $13,825,000 in the year ended December 31, 1996. As further described in Financial Condition, above, the 1996 period includes other income of $8,000,000, resulting from a reduction in the litigation and contingency reserves, and an additional income tax benefit of $7,613,000. Excluding these non-recurring items, the Company would have reported a loss from continuing operations of $1,788,000, or $0.04 per share, for the year ended December 31, 1996.

The Company recorded income from continuing operations of $4,008,000, or $0.09 per share, for the year ended December 31, 1995. As further described below, the 1995 results include a $5,350,000 net reduction in the litigation and contingency reserves recorded as other income, and a $1,005,000 reduction of previously estimated liabilities recorded as other income, offset by an increase in the income tax reserves of $1,800,000 recorded as an additional income tax expense. In addition, the 1995 results include $147,000 of non-recurring other income, as further discussed below. Excluding these non-recurring other items, the Company would have reported a loss from continuing operations of $694,000, or $0.02 per share.

The Company recorded income from continuing operations of $6,098,000, or $0.14 per share, for the year ended December 31, 1994. These results include other income of $8,081,000, due to the reduction of the litigation and contingency reserves in 1994, as further described in Financial Condition, above. Excluding this non-recurring item, the Company would have reported a loss from continuing operations of $1,983,000, or $0.04 per share, for the year ended December 31, 1994.

For the year ended December 31, 1996, the Company recorded income from continuing operations before income taxes of $6,636,000, which includes an $8,000,000 reduction in the litigation and contingency reserves, as further described in Financial Condition, above.

The Company recorded income from continuing operations before income taxes of $6,005,000 for the year ended December 31, 1995. These results include a $5,350,000 net reduction in the litigation and contingency reserves, and a $1,005,000 reduction in previously estimated liabilities, as further described in Financial Condition, above. In addition, as further discussed below, the 1995 results include $3,332,000 of operating expenses and $2,835,000 of non-operating revenue representing interest income earned on investment securities and cash equivalents.
                                     -8-

The Company recorded income from continuing operations before income taxes of $6,246,000 for the year ended December 31, 1994. As further discussed below, the 1994 results include $3,999,000 of operating expenses and $2,092,000 of non-operating revenue representing interest income earned on investment securities and cash equivalents. The 1994 results also include $8,081,000 of other income, due to the reduction in the litigation and contingency reserve as further discussed in Financial Condition, above.

Compensation and benefits was $2,969,000 in 1996, $2,119,000 in 1995, and $2,372,000 in 1994. The increase in 1996 is due to increased compensation costs and the hiring by the Company of an employee who previously provided services as an independent consultant. The decrease in 1995, compared with 1994, is generally due to reductions in staff.

Professional and outside services decreased to $457,000 in 1996, from $661,000 in 1995, and $969,000 in 1994. The decrease in professional and outside services of $204,000, or 31%, in 1996, compared to 1995, was principally the result of a decrease in professional service fees in 1996 and the hiring by the Company of an employee who previously provided services as an independent consultant, as noted above. The decrease in 1995 of $308,000, or 32%, compared to 1994, was principally the result of a decrease in legal and other professional service fees and the inclusion in 1994 of expenses incurred relating to a terminated proposed acquisition. Expenses for professional and outside services in 1996, 1995, and 1994 do not include costs associated with defending pending and threatened litigation, which were previously reserved for and charged against the litigation and contingency reserves when paid.

Insurance expenses decreased in 1996, 1995 and 1994, due to management's renegotiation of insurance programs.

Occupancy expenses decreased to $89,000 in 1996, from $173,000 in 1995, and $214,000 in 1994, as a result of the relocation of Company's executive office, the closing of an administrative office and the continued reduction of other occupancy related expenses.

Interest  income was  $2,641,000 in 1996,  $2,835,000 in 1995, and $2,092,000 in
1994. The decrease in 1996, compared to the 1995 period, was attributable to a decreased yield on cash equivalents and investment securities. The increase in 1995, compared with 1994, was attributable to an increased yield and a higher average level of cash equivalents and investment securities - held to maturity in the 1995 period.

Other income of $147,000 in 1995 represents non-recurring other income, principally the result of final payments received from management contracts previously held by an inactive subsidiary of the Company.

The Company realized a loss of $182,000 in 1996 and a gain of $72,000 in 1994 on the sale of investment securities available for sale.

During 1996, the Company recorded as other income an $8,000,000 reduction in the litigation and contingency reserves, as more fully described in Financial Condition, above.

During 1995, the Company recorded as other income a $5,350,000 net reduction in the litigation and contingency reserves, and a $1,005,000 reduction of previously estimated liabilities, as more fully described in Financial Condition, above.

In 1994, the Company recorded as other income an $8,081,000 reduction in the litigation and contingency reserves, as more fully described in Financial Condition, above.

During 1996, the Company received a 1977 income tax refund of $7,613,000. This amount has been recognized as an income tax benefit in the accompanying Statement of Operations, based on management's continuing review of the overall tax liability position of the Company, as further described in Financial Condition, above. In addition, included in income tax benefit is a federal and state tax provision of $424,000 in 1996.

During 1995, the Company recorded as additional income tax expense a $1,800,000 increase in the income tax reserves. The increase in the income tax reserves was the result of the continuing review of the income tax reserves including additional reserves for amounts considered unrealizable. In addition, included in income tax expense is a state and local tax provision of $197,000 in 1995. The income tax provision recorded in 1994 was attributable to state and local taxes.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Item 8 - Note 10 to the Company's consolidated financial statements.

DISCONTINUED INVESTMENT MANAGEMENT OPERATIONS

See Item 8 - Note 5 to the Company's consolidated financial statements for information.

RECENT DEVELOPMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). This statement is effective for the Company's December 31, 1996 financial statements. Statement 123 encourages companies to adopt a fair value-based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted the disclosure requirements of the statement in 1996 and plans to continue accounting for stock compensation using APB 25, making proforma disclosures of net income and earnings per share as if the fair value based method had been applied. For a further discussion, see Item 8 - Note 9 to the Company's consolidated financial statements.

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
        Attention:  Shareholder Services
        (800) 937-5449 OR (718) 921-8200

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS OF
AMBASE CORPORATION

In our opinion, the accompanying consolidated Balance Sheets and the related consolidated Statements of Operations, of Changes in Stockholders' Equity, and of Cash Flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 10 and 12, the accompanying financial statements include income tax reserves relating to a number of issues. Final resolution of these issues is dependent upon future events, which may result in amounts more or less than those presented. The ultimate outcome of these issues cannot presently be determined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, substantial operations of the Company have been discontinued, and substantial contingencies exist against the Company in various lawsuits and proceedings, which are discussed in Notes 10 and 12 to the financial statements and the second paragraph of this report. The Company has a net capital deficiency of approximately $24,000,000 at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. It will be necessary for the Company to resolve the contingent liabilities by prevailing upon or settling these claims at amounts less than the claims and the amounts recorded and to generate, through acquisition or start up, profitable operations to continue on a long-term basis. See Note 1 for further discussion of management's plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Price Waterhouse LLP
New York, New York
February 20, 1997

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31

------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)             1996        1995        1994
------------------------------------------------------------------------------


OPERATING EXPENSES:
Compensation and benefits                       $2,969      $2,119      $2,372
Professional and outside services                  457         661         969
Insurance                                          177         247         318
Occupancy                                           89         173         214
Other operating                                    161         132         126
------------------------------------------------------------------------------
                                                 3,853       3,332       3,999
------------------------------------------------------------------------------
Operating loss                                  (3,853)     (3,332)     (3,999)
------------------------------------------------------------------------------
Interest income                                  2,641       2,835       2,092
Other income                                        30         147           -
Other income - litigation and contingency
  reserves reversal                              8,000       5,350       8,081
Other income - reduction of previously
  estimated liabilities                              -       1,005           -
Realized gain (loss) on sale of
  investment securities - available for sale      (182)          -          72
------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                            6,636       6,005       6,246
Income tax benefit (expense)                     7,189      (1,997)       (148)
------------------------------------------------------------------------------
Income from continuing operations               13,825       4,008       6,098
Income from discontinued investment
   management operations, net of income taxes      207          60          32
------------------------------------------------------------------------------

NET INCOME                                      $14,032     $4,068      $6,130
==============================================================================

PER SHARE DATA:
Income from continuing operations               $ 0.31      $ 0.09      $ 0.14
Income from discontinued investment
   management operations, net of income taxes        -           -           -
------------------------------------------------------------------------------

NET INCOME                                      $ 0.31      $ 0.09      $ 0.14
==============================================================================

DIVIDENDS                                       $    -      $    -      $    -
==============================================================================

AVERAGE SHARES OUTSTANDING                      44,534      44,534      44,422
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31



------------------------------------------------------------------------------


(IN THOUSANDS)                                                1996        1995
------------------------------------------------------------------------------


ASSETS
Cash and cash equivalents
  (including $65 and $550 of restricted  cash)           $   5,591   $   7,752
Investment securities:
  Held to maturity (market value $47,261 and $40,086)       47,259      40,055
  Available for sale, carried at fair value
  cost $213 at December 31, 1995)                                -          69
------------------------------------------------------------------------------
Total investment securities                                 47,259      40,124
------------------------------------------------------------------------------
Investment management fees receivable                            -         146
Receivable from Home Holdings, Inc.                         13,186      17,183
Other assets                                                   193         472
------------------------------------------------------------------------------

TOTAL ASSETS                                             $  66,229   $  65,677
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities                 $   1,428   $     690
Supplemental retirement plan                                 4,724       4,798
Postretirement welfare benefits                              1,527       1,633
Other liabilities                                              605       3,516
Litigation and contingency reserves                          2,954      12,149
Income tax reserves                                         79,088      81,082
------------------------------------------------------------------------------
Total liabilities                                           90,326     103,868
------------------------------------------------------------------------------
Minority interest                                                -          82
------------------------------------------------------------------------------
Commitments and contingencies                                    -           -
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                                   447         447
Paid-in capital                                            547,712     547,712
Net unrealized losses on investment securities
  - available for sale                                           -        (144)
Accumulated deficit                                       (571,609)   (585,641)
Treasury stock                                                (647)       (647)
------------------------------------------------------------------------------
Total stockholders' equity                                 (24,097)    (38,273)
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  66,229   $  65,677
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         AMBASE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31




--------------------------------------------------------------------------------

                                NET UNREALIZED
                                     LOSSES ON
                                    INVESTMENT
                 COMMON  PAID-IN   SECURITIES-
(IN THOUSANDS)    STOCK  CAPITAL     AVAILABLE  ACCUMULATED TREASURY
                                      FOR SALE      DEFICIT    STOCK      TOTAL
--------------------------------------------------------------------------------

DECEMBER 31, 1993  $444 $547,690          $  -    $(595,839)  $ (647)  $(48,352)
Net income            -        -             -        6,130        -      6,130
Issuance of
  common stock        3       22             -            -        -         25
Net unrealized
  losses on
  investment
  securities
  - available
  for sale            -        -            (7)           -        -         (7)
--------------------------------------------------------------------------------
DECEMBER 31, 1994   447  547,712            (7)    (589,709)    (647)   (42,204)
Net income            -        -             -        4,068        -      4,068
Net unrealized
  losses on
  investment
  securities
  - available
  for sale            -        -          (137)           -        -       (137)
--------------------------------------------------------------------------------
DECEMBER 31, 1995   447  547,712          (144)    (585,641)    (647)   (38,273)
Net income            -        -             -       14,032        -     14,032
Sale of securities    -        -           144            -        -        144
--------------------------------------------------------------------------------

DECEMBER 31, 1996  $447 $547,712          $  -    $(571,609)  $ (647)  $(24,097)
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEARS ENDED DECEMBER 31




--------------------------------------------------------------------------------

(IN THOUSANDS)                                      1996       1995        1994
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $13,825     $4,008     $ 6,098
Adjustments to reconcile income from
  continuing operations to net cash
  used by continuing operations:
Other assets                                         286        (18)        (29)
Accounts payable and accrued liabilities             692        113        (213)
Litigation and contingency reserves
  - (reserve reversal)                            (8,000)    (5,350)     (8,081)
Litigation and contingency reserves uses          (1,195)    (4,676)     (4,337)
Income tax reserves, net                           5,619      3,494        (301)
Income tax refund - 1977                          (7,613)         -           -
Reduction of previously estimated liabilities          -     (1,005)          -
Realized gain (loss) on sale of
  investment securities - available for sale         182          -         (72)
Other, net                                        (5,418)    (3,386)     (2,219)
--------------------------------------------------------------------------------
Net cash used by operating activities
  of continuing operations                        (1,622)    (6,820)     (9,154)
--------------------------------------------------------------------------------
Cash provided (used) by discontinued
  investment management operations                  (291)        11          (2)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities
  - held to maturity                              71,235    102,700     108,687
Purchases of investment securities
  - held to maturity                             (76,011)   (97,857)   (124,538)
Purchases of investment securities
  - available for sale                                 -          -        (469)
Proceeds from sales of investment securities
  - available for sale                                31          -         328
Proceeds from Home Holdings, Inc. receivable       3,997        691       4,394
Proceeds from sale of
  Augustine Asset Management, Inc.                   500          -           -
Other, net                                             -        (11)          1
--------------------------------------------------------------------------------
Net cash provided (used) by investing activities    (248)     5,523     (11,597)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                               -          -          25
--------------------------------------------------------------------------------
Net cash provided by financing activities              -          -          25
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents         (2,161)    (1,286)    (20,728)
Cash and cash equivalents at beginning of year     7,752      9,038      29,766
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $5,591     $7,752     $ 9,038
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

AmBase Corporation (the "Company") is a holding company which previously held a majority ownership interest in Augustine Asset Management, Inc. ("Augustine"), an investment advisor. The Company also previously owned a savings bank and an insurance company, all of which have been designated as discontinued operations, as further discussed below. The Company's remaining subsidiaries are inactive.

On October 4, 1996, the Company sold its entire interest in Augustine, to Augustine. See Note 5 for a further discussion.

On December 4, 1992, Carteret Savings Bank, FA ("Carteret") was placed in receivership by the Office of Thrift Supervision ("OTS").

On February 13, 1991, the Company sold its ownership interest in The Home Insurance Company ("The Home") and its subsidiaries to Home Holdings, Inc. ("Home Holdings"). See Note 4 for a further discussion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through various lawsuits and proceedings, as described in Notes 10 and 12. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Notes 10 and 12. The Company intends to aggressively contest all pending and threatened litigation, as well as pursue all sources for contributions to settlements. The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 1997 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Notes 10 and 12 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

See Item 8 - Note 12 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

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

PRINCIPLES OF CONSOLIDATION:

The  consolidated  financial  statements  are  comprised  of the accounts of the
Company  and  its  majority  owned  subsidiaries.   All  material   intercompany
transactions and balances have been eliminated.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CASH AND CASH EQUIVALENTS:

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents. Included in cash and cash equivalents at December 31, 1996 is $65,000 of funds held in escrow, to be applied to the satisfaction of certain liabilities which have been classified as restricted. Included in cash and cash equivalents at December 31, 1995 is $550,000 of funds held in escrow in connection with a legal proceeding, which have been classified as restricted.

INVESTMENT SECURITIES:

Securities that the Company has both the positive intent and ability to hold to maturity are classified as investment securities held to maturity and are carried at amortized cost. Investment securities - available for sale, which are those securities that may be sold prior to maturity, are carried at fair value, with any net unrealized gains or losses reported in a separate component of stockholders' equity, net of deferred taxes.

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115, which addresses the accounting and reporting of investments in equity securities that have readily determinable fair values and all investments in debt securities, requires investment securities to be classified as held to maturity (only permitted for securities with a stated maturity), available for sale, or trading securities.

Interest and dividends on investment securities are recognized in the Statement of Operations when earned. Realized gains and losses on the sale of investment securities - available for sale are calculated using the first-in/first-out basis for determining the cost basis of the securities. The fair value of publicly traded investment securities is determined by reference to current market quotations.

INCOME TAXES:

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. At the present time, management has no basis to conclude that realization is more likely than not.

INCOME (LOSS) PER SHARE:

Income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the periods. Common stock equivalents did not have a material dilutive effect in the periods presented and, therefore, are excluded from the computations of net income
(loss) per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("Statement 107"). The Company discloses fair value information about financial instruments. For a further discussion, see Note 13.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


STOCK-BASED COMPENSATION:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). This statement is effective for the Company's December 31, 1996 financial statements. Statement 123 encourages companies to adopt a fair value-based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted the disclosure requirements of the statement in 1996 and plans to continue accounting for stock compensation using APB 25, making proforma disclosures of net income and earnings per share as if the fair value based method had been applied. For a further discussion, see Note 9.

NOTE 3 - INVESTMENT SECURITIES

Investment securities - held to maturity, at December 31, 1996 and December 31, 1995, consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - available for sale, at December 31, 1995, consisted of investments in equity securities held for an indefinite period and were carried at fair value with net unrealized gains and losses reported in a separate component of stockholders' equity. All investment securities - available for sale were sold during 1996, resulting in proceeds of $31,000 and a realized loss of $182,000.

Investment securities at December 31 consist of the following:
-------------------------------------------------------------------------------


                              1996                             1995
                    ----------------------------   ----------------------------

                                COST OR                        COST OR
                    CARRYING  AMORTIZED     FAIR   CARRYING  AMORTIZED     FAIR
(IN THOUSANDS)         VALUE       COST    VALUE      VALUE       COST    VALUE
-------------------------------------------------------------------------------

Held to Maturity:
U.S. Treasury Bills  $47,259    $47,259  $47,261    $40,055    $40,055  $40,086
Available for Sale:
Equity Securities          -          -        -         69        213       69
-------------------------------------------------------------------------------


                     $47,259    $47,259  $47,261    $40,124    $40,268  $40,155
===============================================================================


The gross unrealized gains and losses on investment securities, at December 31, consist of the following:
-------------------------------------------------------------------------------


(IN THOUSANDS)                                            1996             1995
-------------------------------------------------------------------------------

Held to Maturity:
Gross unrealized gains                                    $  2             $ 31
===============================================================================

Available for Sale:
Gross unrealized losses                                   $  -             $144
===============================================================================


During 1994, proceeds of $328,000 were received from the sale of investment securities - available for sale, resulting in a realized gain of $72,000.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - RECEIVABLE FROM HOME HOLDINGS

In 1991, the Company sold its entire interest in The Home and its subsidiaries; accordingly, the consolidated operations of The Home, for the periods ended prior to the sale of The Home, were designated as discontinued insurance operations. As part of the Sale proceeds, Home Holdings agreed to pay $48 million to the Company over a period of years to meet certain specified future obligations of the Company, as incurred, relating to taxes, litigation, and administrative expenses. The Company has collected the portion of this receivable with respect to litigation and administrative expenses. The remaining receivable of $13,186,000, as of December 31, 1996, relating principally to taxes, is payable to the Company as reimbursement for Federal and state income taxes (including interest thereon) paid by the Company, for tax years ending on or before December 31, 1989, and is payable to the Company as incurred. To the extent that the remaining receivable exceeds such reimbursements, the remaining receivable, if any, is payable to the Company no later than the expiration of the statute of limitations for the Company's tax years ending through December 31, 1992. During 1996, proceeds of $3,997,000 from the Home Holdings receivable were collected.

Based upon public disclosures by Home Holdings, Home Holdings consummated, during 1995, a definitive agreement with respect to the restructuring of The Home's insurance business with Zurich Insurance Group and others. The Company cannot determine whether the restructuring of The Home and Home Holdings improves or diminishes the likelihood of the Company collecting all or a portion of the remaining receivable from Home Holdings at the time amounts become collectible by the Company. The Company will continue to monitor Home Holdings' status.

NOTE 5 - DISCONTINUED INVESTMENT MANAGEMENT OPERATIONS

On October 4, 1996, the Company sold its entire ownership interest in Augustine to Augustine, for $500,000 in cash. The Company had acquired a 51% ownership interest in Augustine for $200,000 on November 10, 1993. The Company's ownership percentage later increased to 66%, due to Augustine's repurchase of outstanding shares from other shareholders. Prior to the Company's acquisition, Augustine was controlled by Mr. Ronald J. Burns. Mr. Burns previously served as a director of the Company from January 1991 until his resignation from the Company's Board of Directors on December 28, 1995.

Accordingly, as of September 30, 1996, the operations of Augustine have been designated as discontinued operations, and the consolidated statements of operations for the periods presented herein have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions. The amount of income taxes allocated to discontinued operations reflects the incremental effect on income taxes that resulted from such operations.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Income from discontinued operations was $207,000 for 1996. This reflects the unaudited results of Augustine's operations of $59,000 for the nine month period ended September 30, 1996, and the gain of $148,000 from the sale, on October 4, 1996, of the Company's entire interest in Augustine.

Summarized   information  relating  to  income  from  Augustine's   discontinued
operations for 1996 (through date of disposition) and the full year periods ended December 31, 1995 and 1994 are as follows:
------------------------------------------------------------------------------


(IN THOUSANDS)                                    1996        1995        1994
------------------------------------------------------------------------------


Investment management fee revenue                $ 479       $ 508        $432
Operating expenses                                (339)       (355)       (355)
Interest income (expense)                            2          (3)          4
Minority interest                                  (30)        (40)        (30)
------------------------------------------------------------------------------
Income from discontinued operations before taxes   112         110          51
Income tax expense                                 (53)        (50)        (19)
------------------------------------------------------------------------------
Income from discontinued operations,
  before gain on disposition                        59          60          32
Gain on disposition                                148           -           -
------------------------------------------------------------------------------

Income from discontinued operations              $ 207       $  60        $ 32
==============================================================================

Investment management fee revenue includes $142,000 for the nine month period ended September 30, 1996 and $163,000 and $179,000 for the years ended December 31, 1995 and 1994, respectively, from related parties.

NOTE 6 - STOCKHOLDERS' EQUITY

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company follow:
------------------------------------------------------------------------------

                                             1996           1995          1994
------------------------------------------------------------------------------

Balance at beginning of year           44,533,519     44,533,519    44,308,519
Issuance of common shares                       -              -       225,000
------------------------------------------------------------------------------

BALANCE AT END OF YEAR                 44,533,519     44,533,519    44,533,519
==============================================================================

Common Stock balances exclude 126,488 treasury shares aggregating approximately $647,000 at December 31, 1996, 1995 and 1994. Treasury stock is carried at an average cost of $5.12 per share as of December 31, 1996, 1995 and 1994.

In June 1994, Mr. Neil L. Cohen, the Company's former Executive Vice President, Chief Financial Officer, Treasurer and Secretary, exercised 225,000 vested option shares pursuant to a stock option granted to him in January 1993. These shares were issued to Mr. Cohen from previously authorized unissued shares of the Company's Common Stock. The average of bid and asked trading prices of the Company's Common Stock on the date of exercise was $0.235 per share. Mr. Cohen's remaining shares under option were canceled upon his resignation on August 31, 1994, in accordance with Mr. Cohen's stock option agreement.

In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., pending in the Third Circuit Court of Appeals, as further described in Note 12, the Company is unable to make any dividend payments without further judicial action.

At December 31, 1996, there were 6,872,500 shares reserved for issuance under the Company's stock option and other employee benefit plans.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

STOCKHOLDER RIGHTS PLAN:

On January 29, 1986, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company's outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company's shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). In the event the rights become exercisable and, thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution, and expire on February 10, 2001.

NOTE 7 - PENSION AND SAVINGS PLANS

The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer and certain former officers of the Company are participants. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:
------------------------------------------------------------------------------

(IN THOUSANDS)                                    1996        1995        1994
------------------------------------------------------------------------------

Service cost of current period                    $225        $185        $235
Interest cost on projected benefit obligation      336         346         350
------------------------------------------------------------------------------
                                                  $561        $531        $585
==============================================================================


Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:
------------------------------------------------------------------------------

(DOLLARS IN THOUSANDS)                                        1996        1995
------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested               $4,102      $4,339
==============================================================================

Projected benefit obligation for service rendered to date   $4,733      $4,702
Unrecognized net gain (loss)                                    (9)         96
------------------------------------------------------------------------------

ACCRUED PENSION COSTS                                       $4,724      $4,798
==============================================================================

Major assumptions:
Pre-retirement and postretirement discount rate                7.5%        7.5%
Rate of increase in future compensation                        6.0%        6.0%
==============================================================================

In 1993, the Board of Directors approved the adoption of the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the first 3% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $16,000, $15,000 and $23,000 in 1996, 1995 and 1994, respectively. All contributions are subject to maximum limitations contained in the Code.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Pursuant to a 1985 agreement, the Company has assumed the obligation to provide a portion of retiree medical and life insurance coverage to individuals who retired from City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company and its subsidiaries do not provide postretirement benefits to employees currently retiring.

Retiree insurance coverage is provided to participants through group medical and life insurance contracts. Retiree medical coverage provides supplemental Medicare coverage for retirees and their eligible spouses. Life insurance is provided to retirees at 25% of the participant's pre-retirement amount, not to exceed $50,000. All participants are required to contribute a portion, which may be adjusted, of the cost of their postretirement benefit coverage. The Company does not pre-fund these plans and retains the right to modify or terminate these plans in the future.

The Company accounts for postretirement benefits other than pensions in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires the costs of certain postretirement benefits to be recognized during the period employees render service, with all such costs being recognized in full by the eligibility date.

Net periodic postretirement benefit (income) expense for the years ended December 31 was as follows:
------------------------------------------------------------------------------


(IN THOUSANDS)                                    1996        1995        1994
------------------------------------------------------------------------------

Interest cost on accumulated
  postretirement benefit obligation               $ 32        $ 48        $ 76
Amortization of prior service liability            (62)        (53)        (36)
Amortization of unrecognized gain                  (37)        (33)        (13)
--------------------------------------------------------------------------------

NET PERIODIC POSTRETIREMENT BENEFIT
  (INCOME) EXPENSE                                $(67)       $(38)       $ 27
==============================================================================

The accrued postretirement benefit liability at December 31 is summarized below:
------------------------------------------------------------------------------


(IN THOUSANDS)                                                1996        1995
------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
Retirees                                                     $ 323       $ 447
------------------------------------------------------------------------------

Unrecognized net gains                                         527         493
Unrecognized prior service liability                           677         693
------------------------------------------------------------------------------

ACCRUED POSTRETIREMENT BENEFIT LIABILITY                    $1,527      $1,633
==============================================================================

The accumulated benefit obligation for 1996, 1995 and 1994 was determined using the projected unit credit method and a discount rate of 7.5%, 7.5% and 8.5%, respectively. The health care cost trend rates in 1996 were assumed to be 9%, gradually declining to 5.5% in 2001 and remaining at that level, thereafter, 10% in 1995, gradually declining to 5.5% in 2001 and remaining at that level, thereafter, and 11% in 1994, gradually declining to 5.5% in 2002 and remaining at that level, thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase each year in the health care trend rate, while holding all other assumptions constant, would increase the accumulated postretirement benefit obligation at December 31, 1996, by approximately $23,000, and decrease the net periodic postretirement benefit income for 1996 by approximately $2,000.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - INCENTIVE PLANS

Under the Company's 1994 Senior Management Incentive Compensation Plan (the "1994 Plan"), an executive officer of the Company whose compensation is required to be reported to stockholders under the Securities Exchange Act of 1934 (the "Participants") and who is serving as such at any time during the fiscal year as to which an award is granted, may receive an award of a cash bonus ("Bonus"), in an amount determined by the Personnel Committee of the Company's Board of Directors (the "Committee") and payable from an annual bonus fund (the "Annual Bonus Pool"). The Committee may award Bonuses under the 1994 Plan to Participants not later than 120 days after the end of each fiscal year (the "Reference Year"), beginning with the fiscal year ending on December 31, 1994.

If the Committee grants a Bonus under the 1994 Plan, the amount of the Annual Bonus Pool will be an amount equal to the sum of (i) plus (ii), where:

      (i) is ten percent (10%) of the amount by which the Company's Total Stockholders' Equity, as defined, on the last day of a Reference Year increased over the Company's Total Stockholders' Equity, as defined, on the last day of the immediately preceding Reference Year; and

      (ii) is five percent (5%) of the amount by which the Company's market value, as defined, on the last day of the Reference Year increased over the Company's market value on the last day of the immediately preceding Reference Year.

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item.

If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company's Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses.

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"). An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, resignation or absence for disability will not result in the cancellation of any Options.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


As a condition to any award of Restricted Stock or Merit Award under the 1993 Plan, the Committee may require a participant to pay an amount equal to, or in excess of, the par value of the shares of Restricted Stock or Common Stock awarded to him or her. Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered during a "Restricted Period", which in the case of grants to employees shall not be less than one year from the date of grant. The Restricted Period with respect to any outstanding shares of Restricted Stock awarded to employees may be reduced by the Committee at any time, but in no event shall the Restricted Period be less than one year. Except for such restrictions, the employee as the owner of such stock shall have all of the rights of a stockholder including, but not limited to, the right to vote such stock and to receive dividends thereon as and when paid. In the event that an employee's employment is terminated for any reason, an employee's Restricted Stock will be forfeited; provided, however, that the Committee may limit such forfeiture in its sole discretion. At the end of the Restricted Period, all shares of Restricted Stock shall be transferred free and clear of all restrictions to the employee. In the case of a Change in Control of the Company (as defined in the 1993 Plan), an employee may receive his or her Restricted Stock free and clear of all restrictions in the discretion of the Committee, or as may otherwise be provided pursuant to the employee's Restricted Stock award.

Performance Share awards of Common Stock under the 1993 Plan shall be earned on the basis of the Company's performance in relation to established performance measures for a specific performance period. Such measures may include, but shall not be limited to, return on investment, earnings per share, return on stockholder's equity, or return to stockholders. Performance Shares may not be sold, assigned, transferred, pledged or otherwise encumbered during the relevant performance period. Performance Shares may be paid in cash, shares of Common Stock or shares of Restricted Stock in such portions as the Committee may determine. An employee must be employed at the end of the performance period to receive payments of Performance Shares; provided, however, in the event that an employee's employment is terminated by reason of death, disability, retirement or other reason approved by the Committee, the Committee may limit such forfeiture in its sole discretion. In the case of a Change in Control of the Company (as defined in the 1993 Plan), an employee may receive his or her Performance Shares in the discretion of the Committee, or as may otherwise be provided in the employee's Performance Share award.

Under the Company's 1985 Stock Option Plan (the "1985 Plan"), options to purchase shares of Common Stock could be granted to salaried employees. The 1985 Plan provided for the granting of up to 2,000,000 shares as incentive stock options and/or nonqualified stock options through May 22, 1995. As of May 22, 1995, no additional stock options can be awarded under the 1985 Plan. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company's Common Stock on the date of grant, with a maximum life of ten years, and may not be exercised to purchase stock until vesting requirements have been met. The 1985 Plan provided that nonqualified stock options may be granted at an exercise price determined by the committee that administers the 1985 Plan.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Incentive plan activity is summarized as follows:
------------------------------------------------------------------------------


                                      1993 STOCK              1985 STOCK
(AWARDS IN THOUSANDS)               INCENTIVE PLAN            OPTION PLAN
------------------------------------------------------------------------------

                                             WEIGHTED                WEIGHTED
                                  SHARES      AVERAGE      SHARES     AVERAGE
                                   UNDER     EXERCISE       UNDER    EXERCISE
                                  OPTION        PRICE      OPTION       PRICE
------------------------------------------------------------------------------


Outstanding at December 31, 1993       -         $  -       1,600      $ 0.11
Granted                                -            -         225        0.29
Exercised                              -            -        (225)       0.11
Forfeited                              -            -        (225)       0.11
------------------------------------------------------------------------------
Outstanding at December 31, 1994       -            -       1,375        0.14
Granted                                -            -         625        0.23
Forfeited                              -            -        (237)       0.29
------------------------------------------------------------------------------
Outstanding at December 31, 1995       -            -       1,763        0.15
Granted                              100         2.09           -           -
Forfeited                              -            -           -           -
------------------------------------------------------------------------------
Outstanding at December 31, 1996     100        $2.09       1,763      $ 0.15
==============================================================================

Options exercisable at:
   December 31, 1994                   -        $   -         575      $ 0.11
   December 31, 1995                   -            -       1,150        0.11
   December 31, 1996                   -            -       1,456        0.13
==============================================================================



------------------------------------------------------------------------------

                                                 1993 STOCK         1985 STOCK
                                             INCENTIVE PLAN        OPTION PLAN
------------------------------------------------------------------------------

Weighted average fair value of options
  granted during:
      1995                                       $   -                   $0.15
      1996                                        1.35                       -
------------------------------------------------------------------------------

The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 1996, as follows:
------------------------------------------------------------------------------

(AWARDS IN THOUSANDS)   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
------------------------------------------------------------------------------

                          WEIGHTED
                           AVERAGE     WEIGHTED                       WEIGHTED
  RANGE OF               REMAINING      AVERAGE                        AVERAGE
  EXERCISE             CONTRACTUAL     EXERCISE                       EXERCISE
    PRICES     SHARES         LIFE        PRICE          SHARES          PRICE
------------------------------------------------------------------------------


     $0.11      1,150      6 years       $ 0.11           1,150         $ 0.11
$0.20 to 0.23     613      4 years         0.23             306           0.23
     $2.09        100     10 years         2.09               -              -
------------------------------------------------------------------------------
     TOTAL      1,863                                     1,456
==============================================================================

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


During 1995, the Board of Directors of the Company approved the award of incentive stock options to acquire shares of AmBase Common Stock pursuant to the 1985 Plan, as follows: 500,000 incentive stock options to the Company's Chairman, 100,000 incentive stock options to Mr. Ferrara, and 25,000 incentive stock options to certain employees of the Company. The exercise price of these options were between $0.20 and $0.23 per share, based upon the average of the high bid and low asked trading prices of the Company's Common Stock on the date of grant, pursuant to the 1985 Plan. The Chairman's options were granted at 110% of such average, in accordance with the 1985 Plan. These options become exercisable in 50% increments in 1996 and 1997 and generally can be exercised by the optionee only if employed by the Company at the time of exercise. Other than the Company's Chairman, none of these individuals had any stock options for Common Stock of the Company prior to 1995.

The details of the Company's incentive plans are summarized above. The Company has adopted the disclosure only provisions of Statement 123 in 1996, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, was charged to earnings during 1996 and 1995. The fair value of stock options granted by the Company in 1996 and 1995 used to compute proforma net income and earnings per share disclosures is the estimated fair value at date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield 0% for all years, expected historical volatility of 0.84 and 0.87, risk-free interest rates of 6.15% and 5.57%, and weighted average expected life of the options of 4 years. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options under the 1993 Plan and the 1985 Plan, consistent with the method prescribed by Statement 123, net income and net income per share would have been changed to the proforma amounts indicated below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial appreciation in the price per share of the Company's Common Stock during 1996, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31 follows:
------------------------------------------------------------------------------


(IN THOUSANDS, EXCEPT PER SHARE DATA)                    1996             1995
------------------------------------------------------------------------------


NET INCOME
As reported                                           $14,032           $4,068
Proforma                                               13,959            4,038
==============================================================================
PER SHARE DATA
As reported                                            $ 0.31           $ 0.09
Proforma                                                 0.31             0.09
==============================================================================

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - INCOME TAXES

The components of income tax (expense) benefit for the years ended December 31 are as follows:
------------------------------------------------------------------------------

(IN THOUSANDS)                                    1996        1995        1994
------------------------------------------------------------------------------

Income tax (expense) benefit:
Continuing operations                           $7,189     $(1,997)      $(148)
Discontinued investment management operations      (53)        (50)        (19)
==============================================================================

The components of pretax income (loss) and the difference between income taxes from continuing operations computed at the statutory federal rate of 35% in 1996 and 1995 and 34% in 1994, and the provision for income taxes from continuing operations for the years ended December 31 follows:
------------------------------------------------------------------------------

(IN THOUSANDS)                                    1996        1995        1994
------------------------------------------------------------------------------

Income from continuing operations
  before income taxes                           $6,636      $6,005      $6,246
==============================================================================

Tax (expense) benefit:
Tax at statutory federal rate                  $(2,323)    $(2,102)    $(2,124)
Prior year tax refund                            7,613           -           -
Benefit of operating loss carryforwards          2,323           -           -
Accounting loss benefit recognized                   -       2,102       2,124
Prior years' issues                                  -      (1,800)          -
Federal income taxes                               (76)          -           -
State income taxes                                (348)       (197)       (148)
------------------------------------------------------------------------------
                                                $7,189     $(1,997)      $(148)
==============================================================================

The composition of income tax (expense) benefit from continuing operations for the year ended December 31 is as follows:
------------------------------------------------------------------------------

(IN THOUSANDS)                                    1996        1995        1994
------------------------------------------------------------------------------
Current:
Federal                                          $ (76)      $   -       $   -
State                                             (348)       (197)       (148)
------------------------------------------------------------------------------
                                                  (424)       (197)       (148)
------------------------------------------------------------------------------
Deferred (primarily federal):
Prior year tax refund                            7,613           -           -
Prior years' issues                                  -      (1,800)          -
------------------------------------------------------------------------------
                                                 7,613      (1,800)          -
------------------------------------------------------------------------------
                                                $7,189     $(1,997)      $(148)
==============================================================================

The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. During 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount has been recognized as an income tax benefit in the accompanying consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company. Included in the income tax benefit is a federal and state tax provision of $424,000 in 1996. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1991, the Internal Revenue Service ("IRS") and the Company do not agree with respect to only two issues, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and "Fresh Start", an insurance industry issue. See Note 12 to the Company's consolidated financial statements, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start, for additional details.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 1996, in connection with the completion by the IRS of the Company's 1985 to 1991 federal income tax audits (excluding Fresh Start), the Company made payments to the IRS totaling $1,995,000. These amounts were previously reserved for and charged against the income tax reserves account. The federal income tax adjustments from the 1985 to 1991 audits (excluding Fresh Start) did not result in additional payments of state or local income taxes. New York State has completed their examination of the Company's income tax returns through 1989 and is currently reviewing the Company's income tax returns for tax years 1990 to 1992. The Company's federal income tax return for 1992 is currently under examination. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

Based on a continuing review of the Company's tax basis in Carteret, the impact of prior year tax return adjustments on the 1992 tax return as filed, and the impact of Treasury Reg. ss.1.597-4(g) which was issued in final form during 1996 as further described below, the Company has available approximately $154 million of tax basis in Carteret, which should result in net operating loss ("NOL") carryforwards, in addition to the $29,319,000 of NOL carryforwards noted below, expiring no earlier than 2007, available to offset future taxable income.

As a result of the OTS's December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), AmBase may make an election pursuant to final Treasury Reg. ss.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision"). The Company has previously filed its 1992 through 1995 federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Due to the RTC/FDIC not providing the Company with information relating to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"), the IRS has granted the Company an extension of time to make the election decision. The Company is still evaluating whether or not to make the election decision.

If the election decision is not made, the Company will amend its 1992 through 1995 consolidated federal income tax returns to include the federal income tax effects of Carteret and the resulting successor institution, Carteret FSB. While the information from the RTC/FDIC has not been provided to the Company, the Company believes $154 million of NOL's will be generated from its tax basis in Carteret. Regardless, if an election decision is made, and the Company amends its consolidated federal income tax returns to include the income tax effects of Carteret/Carterret FSB for federal income tax purposes, the Company does not believe a material increase in the Company's tax liabilities will be encountered.

In connection with the completion of the federal tax audit years (excluding Fresh Start) as noted above and the Company's federal income tax returns as filed from 1992 to 1995, at December 31, 1996 the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

           2006   $  1,983,000
           2007     12,097,000
           2008      2,981,000
           2009      6,911,000
           2010      5,347,000
                   -----------
                   $29,319,000
                    ==========

The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of alternative minimum tax credits, which are not subject to expiration.

Under Statement 109, the Company has calculated a net deferred tax asset of $33 million and $30 million, as of December 31, 1996 and 1995, respectively, arising primarily from NOL's, the excess of book over tax reserves and alternative minimum tax credits (not including the tax effects of the $154 million of NOL's that may arise from the Carteret election decision, described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


During 1995, the Company recorded as additional income tax expense a $1,800,000 increase in the income tax reserves. The increase in the income tax reserves was the result of the continuing review of the income tax reserves including additional reserves for amounts considered unrealizable. In addition, included in income tax expense is a state tax provision of $197,000 in 1995.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Future minimum rental payments, principally for office space, under noncancellable operating leases at December 31, 1996, are: 1997, $67,000; 1998, $75,000; 1999, $79,000; 2000, $79,000; 2001, $20,000 and thereafter, $0. Rent expense charged to earnings, was $46,000, $142,000 and $178,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

NOTE 12 - LEGAL PROCEEDINGS

(a) The Company is a defendant in a number of lawsuits or proceedings, including the following:

Angel, et al. v. AmBase Corp. (the "Angel litigation"). Plaintiffs, Angel, et al., commenced an action against the Company in the United States District Court for the Southern District of New York on July 12, 1991, asserting causes of action under Section 10(b) of the Securities Exchange Act of 1934, as amended, and under Rule 10b-5 thereunder, and under Sections 11, 12(2) and 15 of the Securities Act of 1993, as amended, as well as causes of action based on common law fraud and negligence under New Jersey State law. The plaintiffs in the Angel litigation are approximately 50 purchasers of the Company's Common Stock, including the Lindner Fund. This action is asserted individually on behalf of each of the plaintiffs. The Company and a majority of the plaintiffs have reached an agreement in principle providing for the settlement of the bulk of the actions comprising the Angel litigation. Claims representing an aggregate purchase price of the Company's securities of less than $500,000 remain outstanding. The Company has entered into negotiations to settle the case with the plaintiffs. Further proceedings in this matter have been postponed until the completion of the negotiations.

Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al. This is a purported class action filed in the United States District Court for the District of New Jersey (the "District Court"). Plaintiffs assert a variety of Federal and state causes of action in connection with an alleged fraudulent scheme involving the marketing and sale of homesites and houses by General Development Corporation ("GDC"), a former subsidiary of City. Plaintiffs have named as defendants the Company and Carteret, as well as a number of directors and other financial institutions that had business dealings with GDC. On December 27, 1993, the District Court entered an Order and Opinion dismissing the action against all parties (amended on January 17, 1994, to include the dismissal of Carteret Bancorp, Inc. and Carteret). Plaintiffs appealed the order to the United States Court of Appeals for the Third Circuit which affirmed the order and subsequently remanded the case for reconsideration in light of an intervening decision. Upon remand, the District Court again dismissed plaintiffs' complaint on August 24, 1995 and denied plaintiffs' petition for reconsideration. Plaintiffs have appealed the District Court's most recent order to the Court of Appeals where the case remains pending. The parties have completed briefing and argument and are awaiting a decision by the Court of Appeals on the plaintiffs' appeal of the dismissal of the case by the District Court.

In United States v. Brown, an action commenced in the United States District Court for the Southern District of Florida, certain officers of GDC, none of whom were officers of the Company, were convicted of violating the Federal Mail Fraud Statute and certain other related statutes. This development led two of GDC's insurers, National Union Fire Insurance Co. and Pacific Insurance Co., to seek to terminate their directors and officers' insurance coverage in two actions pending in the United States District Court for the Southern District of Florida, Pacific Insurance Co. v. Brown, et al. and National Union Fire Ins. Co.
v. Brown, et al. During the fourth quarter of 1996, the U.S. Court of Appeals for the 11th Circuit reversed the conviction of the officers of GDC. Although the Company is not a party to these actions, certain individuals who were directors of GDC and the Company are defendants. Should the insurers be successful in the termination of their coverage, it is anticipated that the Company would be exposed to claims for indemnification. The parties to this litigation are currently engaged in settlement negotiations.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Sovereign Metal. On February 1, 1991, Sovereign Metal Corporation ("Sovereign Metal") and American Alloy Steel Pension Plan ("American Alloy") commenced an action against Richard M. Ciraco ("Ciraco"), Home Capital Services, Inc. ("Home Capital"), the Company and John Does 1-20, in the United States District Court, Southern District of New York, alleging that defendants committed securities fraud, violated the New York State General Business Law, committed fraud, and breached their fiduciary duties to plaintiffs. The Plaintiffs sought compensatory and punitive damages. Plaintiffs, two related corporate clients of Home Capital, alleged that on December 19, 1989, Ciraco, a Senior Vice President of Home Capital, purchased for plaintiffs' account two Drexel Burnham Lambert ("Drexel") six-month notes, without plaintiffs' authorization. Plaintiffs alleged that they were not aware of these investments at the time they were made or at any time prior to Drexel's filing for bankruptcy on February 13, 1990, and that defendants purchased the notes in violation of plaintiffs' long-standing investments guidelines and with knowledge of plaintiffs' aversion to dealing with Drexel. As a result of Drexel's bankruptcy, it was alleged that plaintiffs might incur losses of up to $1.53 million on these investments. On February 10, 1992, a jury returned a verdict in defendant's favor, finding that plaintiffs knew before February 1, 1990, of defendants' purchase, on plaintiffs' behalf, of Drexel commercial paper. As a result, the Court dismissed that securities fraud claim with prejudice. The Court declined to exercise its pendent jurisdiction and dismissed plaintiffs' state law claims without prejudice. In April 1992, the Court awarded defendants $20,000 in costs associated with the trial. No appeal was taken and plaintiffs' Federal claims have been definitively resolved against them.

On March 13, 1992, Sovereign Metal and Americal Alloy served defendants Ciraco, Home Capital, and the Company with a complaint filed in the New York State Supreme Court (the "State Court"), containing allegations similar to those in the Federal action. Plaintiffs seek compensatory damages in addition to interest, punitive damages, and attorneys' fees. On June 1, 1992, defendants moved to dismiss that complaint on the basis of the jury verdict in the Federal action. Plaintiffs cross-moved for summary judgment on one of their claims. By an opinion dated April 10, 1993, the State Court dismissed plaintiffs' cause of action alleging fraud as to all parties with prejudice, denied defendants' motions to dismiss plaintiffs' causes of action relating to breach of fiduciary duty and breach of contract, denied plaintiffs' motion for summary judgment and severed and dismissed all of plaintiffs' causes of action against the Company. Plaintiffs filed an amended complaint naming the Company in new counts of fraudulent conveyance and breach of fiduciary duty. In a Memorandum Decision dated January 10, 1994, the State Court denied plaintiffs' motion to serve an amended complaint containing any causes of action against the Company, without prejudice to any action alleging fraudulent conveyance against the Company in a separate suit. The State Court granted plaintiffs' motion to serve an amended complaint containing breach of contract and breach of fiduciary duty causes of action against defendants Ciraco and Home Capital. Plaintiffs filed an amended complaint alleging a fraudulent conveyance claim against the Company and Home Capital and breach of contract and breach of fiduciary duty claims against defendants Ciraco and Home Capital.

The Company and Home Capital moved for summary judgment as to the fraudulent conveyance claims and the dismissal of plaintiffs' claims against the Company. The State Court, on December 11, 1996, granted the summary judgment motion on behalf of the Company and Home Capital for the fraudulent conveyance claims and granted the motion to dismiss the Company from the suit. The plaintiffs have appealed that judgment. The remaining issues in the case against Home Capital and Ciraco are currently scheduled for trial in April 1997.

Marshall Manley v. AmBase Corporation. On November 14, 1996, Marshall Manley ("Manley"), a former President, Chief Executive Officer and Director of the Company, commenced an action against the Company, seeking indemnification from the Company pursuant to a May 27, 1993 employment settlement agreement between Manley and the Company. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey (the "Manley action"), arguing that he served at such firm at the request of the Company. The Manley action is pending in the United States District Court for the Southern District of New York. The Company filed its answer on January 21, 1997, raising substantial affirmative defenses which the Company intends to vigorously pursue.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Disputes with Internal Revenue Service. The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1991, the IRS and the Company do not agree with respect to only two issues; (1) withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and (2) "Fresh Start", an insurance industry issue.

    (1) Withholding Taxes (Netherlands Antilles). On May 11, 1995, the IRS issued a Notice of Deficiency for withholding taxes on interest payments for the years 1979 through 1985. In the Notice of Deficiency, the IRS contends that City's wholly owned Netherlands Antilles finance subsidiary should be disregarded for tax purposes. The Company vigorously contested the IRS's position in accordance with the IRS's internal appeals procedures. In January 1992, the National Office of the IRS issued technical advice supporting the auditing agent's position. In October 1992, the Company appealed this technical advice to the National Office. The National Office advised the Company that it expected to issue technical advice supporting the auditing agent's position, whereupon, the Company advised the IRS that it was withdrawing its technical advice request.

        On June 30, 1995, the Company filed a petition in the United States Tax Court contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Tax Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at this time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. The Tax Court has scheduled the trial for the week of March 24, 1997. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

        In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana") in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States tax withholding. The IRS has appealed this decision (Northern Indiana Public Service Co. v. Commissioner, 105 T.C. No. 22) to the United States Court of Appeals for the 7th Circuit. Although the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS. The Company will continue to monitor the appeal.

        Based on an evaluation of the IRS's contention, counsel has advised the Company that, although the outcome in litigation can by no means be assured, the Company has a very strong case and should prevail. Notwithstanding counsel's opinion and the Tax Court's ruling in the Northern Indiana case, it is not possible at this time to determine the final disposition of this issue, when the issues will be resolved, or their final financial effect. A final disposition of this issue in the Company's favor would have a material, positive effect on the Company's Statement of Operations and Financial Condition.

    (2) Fresh Start. On March 13, 1996, the IRS issued a Notice of Deficiency to the Company with respect to taxes owed for the year 1987. The Company has disputed the Notice of Deficiency and has claimed that it is entitled to "Fresh Start" transition relief under certain insurance company tax provisions of the Tax Reform Act of 1986. If the IRS is successful, the amount of the deficiency would be material. The Company believes that it has meaningful defenses. On June 7, 1996, the Company filed a petition with the United States Tax Court for a redetermination of the tax, and on July 23, 1996, the IRS filed its answer. The IRS and the Company are presently engaged in an informal discovery process, customary in Tax Court.

The numerous actions against the Company, including those identified in (a) above, are in various stages. Nevertheless, the allegations and claims are material and, if successful, could result in substantial judgments against the Company. To the extent the aggregate of any such judgments were to exceed the resources available, these matters could have a material adverse effect on the Company's financial condition and results of operations. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.
                                     -31-

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(b) Supervisory Goodwill Litigation:

During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret. Approximately 120 other similar so-called "supervisory goodwill" cases, commenced in recent years by other financial institutions and/or their shareholders, are pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "consolidated cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court. On July 1, 1996, the United States Supreme Court issued a decision in the consolidated cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the consolidated cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action. On September 18, 1996, the Court of Federal Claims entered an Omnibus Case Management Order that will govern further proceedings in the Company's action and most of the other so-called "Winstar-related" cases. At a hearing held on January 30, 1997, the Court of Federal Claims made a tentative ruling on a motion filed by the FDIC permitting the FDIC to intervene as an additional plaintiff in forty-five cases, including the Company's case, but not allowing the FDIC to substitute itself as the sole plaintiff. As of February 24, 1997, the Court had not yet issued a final ruling on the FDIC's motion to intervene and substitute. A trial date has not been set in the Company's case. No assurance can be given regarding the ultimate outcome of the litigation.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses the fair value information about financial instruments. The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of investment securities are based on current market quotations. The carrying value of applicable other liabilities approximates their fair value. The fair value of the Company's receivable from Home Holdings is estimated using the expected future cash flows discounted at risk adjusted interest rates.

The estimated fair value of financial instruments of the Company at December 31, other than those financial instruments on which carrying amounts approximates fair value, are as follows:
------------------------------------------------------------------------------
                                  1996                          1995
                        -----------------------       ------------------------
                        CARRYING           FAIR       CARRYING            FAIR
(IN THOUSANDS)            AMOUNT          VALUE         AMOUNT           VALUE
------------------------------------------------------------------------------

ASSETS
Investment securities:
   Held to maturity      $47,259        $47,261        $40,055         $40,086
Receivable from
   Home Holdings, Inc.    13,186         12,127         17,183          15,540
==============================================================================

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information regarding cash flow for the years ended December 31 is as follows:
------------------------------------------------------------------------------

(IN THOUSANDS)                             1996           1995            1994
------------------------------------------------------------------------------

Cash received (paid) during the period:
Income tax refunded (paid), net          $5,190         $ (173)         $  (50)
==============================================================================

In 1996, income taxes refunded (paid) include a 1977 tax refund of $7,613,000 and $1,995,000 of payments to the IRS, principally for the 1985 through 1991 tax years.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 1995 the Company received, with respect to 1990 and 1991, $1,690,000 from The Home in connection with a tax sharing agreement between the Company and The Home.

Income taxes paid in 1994, net, includes a pre-1985 state tax refund of $340,000.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information follows:
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT    FIRST      SECOND        THIRD       FOURTH      FULL
 PER SHARE DATA)       QUARTER     QUARTER      QUARTER      QUARTER      YEAR
--------------------------------------------------------------------------------
1996:
Operating expenses       $ 639      $  664        $ 726       $1,824    $3,853
--------------------------------------------------------------------------------
Operating loss            (639)       (664)        (726)      (1,824)   (3,853)
Interest income            603         655          690          693     2,641
Other income                 -          20            -           10        30
Other income
  -litigation
  and contingency
  reserves reversal(a)       -       8,000            -            -     8,000
Realized loss on
  investment securities
  - available for sale       -        (182)           -            -      (182)
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations
  before income taxes      (36)      7,829          (36)      (1,121)    6,636
Income tax benefit
  (expense)(b)           7,560         (74)        (214)         (83)    7,189
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations  7,524       7,755         (250)      (1,204)   13,825
Income from discontinued
  investment management
  operations, net of
  income taxes              18          18           23          148       207
--------------------------------------------------------------------------------
NET INCOME (LOSS)       $7,542      $7,773        $(227)     $(1,056)  $14,032
================================================================================
PER SHARE DATA:
Income (loss) from
  continuing operations  $0.17       $0.17        $   -      $ (0.03)  $  0.31
Income from discontinued
  investment management
  operations, net of
  income taxes               -           -            -            -         -
--------------------------------------------------------------------------------
NET INCOME (LOSS)        $0.17      $ 0.17        $   -       $(0.03)  $  0.31
================================================================================
(a) Represents a reduction in the Company's litigation and contingency reserves. See Item 7 - Financial Condition for a further discussion.
(b) Includes a non-recurring income tax benefit of $7,613,000 as a result of the receipt of a 1977 income tax refund. See Item 7 - Financial Condition for a further discussion.
                                    -33-

                    AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT    FIRST      SECOND        THIRD       FOURTH      FULL
 PER SHARE DATA)       QUARTER     QUARTER      QUARTER      QUARTER      YEAR
--------------------------------------------------------------------------------
1995:
Operating expenses       $ 719      $  752        $ 700       $1,161   $ 3,332
--------------------------------------------------------------------------------
Operating loss            (719)       (752)        (700)      (1,161)   (3,332)
Interest income            686         702          779          668     2,835
Other income                54           -           90            3       147
Other income
  - litigation and
  contingency reserves
  reversal (c)               -           -        1,750        3,600     5,350
Other income - reduction
  of previously estimated
  liabilities                -           -            -        1,005     1,005
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations
  before income taxes       21         (50)       1,919        4,115     6,005
Income tax expense (d)     (49)        (50)      (1,849)         (49)   (1,997)
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations    (28)       (100)          70        4,066     4,008
Income from discontinued
  investment management
  operations, net of
  income taxes               9          17           17           17        60
--------------------------------------------------------------------------------
NET INCOME (LOSS)        $ (19)      $ (83)       $  87       $4,083    $4,068
================================================================================
PER SHARE DATA:
Income (loss) from
  continuing operations  $   -       $   -        $   -       $ 0.09    $ 0.09
Income from discontinued
  investment management
  operations, net of
  income taxes               -           -            -            -         -
--------------------------------------------------------------------------------
NET INCOME (LOSS)         $  -       $   -        $   -       $ 0.09    $ 0.09
================================================================================
(c) Represents a reduction in the Company's litigation and contingency reserves. See Item 7 - Financial Condition for a further discussion.
(d) Includes as additional income tax expense a $1,800,000 increase in the income tax reserves. See Item 7 - Financial Condition for a further discussion.

                       AMBASE CORPORATION AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 1997, under the caption "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 1997, under the caption "Executive Compensation", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 1997, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 1, 1997, under the caption "Certain Relationships and Related Transactions", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

                       AMBASE CORPORATION AND SUBSIDIARIES


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report:

1. Index to Financial Statements:                                         PAGE

      AmBase Corporation and Subsidiaries:
         Report of Independent Accountants..................................11
         Consolidated Statements of Operations..............................12
         Consolidated Balance Sheets........................................13
         Consolidated Statements of Changes in Stockholders' Equity.........14
         Consolidated Statements of Cash Flows..............................15
         Notes to Consolidated Financial Statements.........................16

2. Index to Financial Statements Schedules:

      All schedules have been omitted because they are not applicable.

3. Exhibits

      3A. Restated Certificate of Incorporation of AmBase Corporation (as amended through February 12, 1991) (incorporated by reference to
            Exhibit 3A to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

      3B. By-Laws of AmBase Corporation (as amended through March 15, 1996), (incorporated by reference to Exhibit 3B to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

      4. Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993 and
            February 1, 1996) (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993 and the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

      10A. 1985 Stock Option Plan for Key Employees of AmBase and its Subsidiaries (incorporated by reference to Exhibit 10B to the Company's Annual Report on Form 10-K for the year ended December 31,
            1989).

      10B. 1993 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 28, 1993).

      10C. 1994 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1994).

      10D. AmBase Officers and Key Employees Stock Purchase and Loan Plan (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

      10E.  AmBase  Supplemental  Retirement Plan  (incorporated by reference to
            Exhibit 10C to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

      10F. Assignment and Assumption Agreement dated as of August 30, 1985, between the Company and City (incorporated by reference to Exhibit 28 to the Company's Current Report on Form 8-K dated September 12,
            1985).

                       AMBASE CORPORATION AND SUBSIDIARIES


      10G. Employment Agreement dated as of June 1, 1991 between Richard A. Bianco and the Company, as amended dated as of December 30, 1992 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1992), and as amended February 24, 1997, incorporated by reference herein.

      10H. Stock Purchase Agreement among AmBase Corporation, The Home Insurance Company and TVH Acquisition Corporation, dated as of
            September 28, 1990 and amended as of December 12, 1990, as of December 21, 1990 and as of February 4, 1991 (incorporated by reference to Exhibit 10HH to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

      10I. Indemnity Agreement dated as of February 13, 1991 among the Company, The Home Insurance Company and TVH Acquisition Corporation (incorporated by reference to Exhibit 10JJ to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

      10J. Consulting Agreement dated as of February 13, 1991 between the Company and TVH Acquisition Corporation (incorporated by reference to Exhibit 10KK to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

      11.   Computation of Earnings Per Share.

      22.   Subsidiaries of the Registrant.

      23.   Consent of Independent Accountants.

      27.   Financial Data Schedule

Exhibits, except as otherwise indicated above, are filed herewith.

(b) Form 8-K

    The Company was not required to file a Current Report on Form 8-K during the quarter ended December 31, 1996.

                       AMBASE CORPORATION AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 1997.

AMBASE CORPORATION



RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February 1997.





RICHARD A. BIANCO                       JOHN P. FERRARA
Chairman, President and                 Vice President, Chief Financial Officer,
Chief Executive Officer                 Treasurer and Controller
                                        (Principal Financial and
                                         Accounting Officer)





ROBERT E. LONG                           JOHN B. COSTELLO
Director                                 Director

                       AMBASE CORPORATION AND SUBSIDIARIES

DIRECTORS AND OFFICERS

BOARD OF DIRECTORS:

RICHARD A. BIANCO           JOHN B. COSTELLO         ROBERT E. LONG
Chairman, President and     Private Investor         President and
Chief Executive Officer                              Chief Executive Officer
AMBASE CORPORATION                                   Business News Network, Inc.

AMBASE OFFICERS:

RICHARD A. BIANCO           JOHN P. FERRARA
Chairman, President and     Vice President, Chief Financial Officer,
Chief Executive Officer     Treasurer and Controller

INVESTOR INFORMATION

ANNUAL MEETING OF STOCKHOLDERS

The 1997 Annual Meeting is currently scheduled to be held at 9:00 a.m., Eastern Daylight Time, on Thursday, May 1, 1997, at:
   GREENWICH LIBRARY, THE COLE AUDITORIUM
   101 West Putnam Avenue
   Greenwich, CT  06830

CORPORATE HEADQUARTERS

AMBASE CORPORATION
Greenwich Office Park, Bldg. 2
51 Weaver Street
Greenwich, CT  06831-5155
(203) 532-2000

COMMON STOCK TRADING

AmBase stock is traded through one or more market-makers with quotations made available in the "pink sheets" published by the National Quotation Bureau, Inc.

ISSUE          ABBREVIATION      TICKER SYMBOL

Common Stock   AmBase            ABCP

TRANSFER AGENT AND REGISTRAR

AMERICAN STOCK TRANSFER AND TRUST COMPANY
40 Wall Street - 46th Floor
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

   AMERICAN STOCK TRANSFER AND TRUST COMPANY
   40 Wall Street - 46th Floor
   New York, NY  10005
   Attention: Shareholder Services
   (800) 937-5449 or (718) 921-8200

INDEPENDENT ACCOUNTANTS

PRICE WATERHOUSE LLP
1177 Avenue of the Americas
New York, NY  10036

NUMBER OF STOCKHOLDERS

As of January 31, 1997, there were approximately 21,000 stockholders

                      EXHIBITS ATTACHED WITH THIS FORM 10-K



Exhibit
   No.                      Description
-------                     -----------

   10-G Employment Agreement Amendment dated February 24, 1997 between AmBase Corporation and Richard A. Bianco

   11                  Computation of Earnings Per Share

   22                  Subsidiaries of the Registrant

   23                  Consent of Independent Accountants

   27                  Financial Data Schedule