Form 10-Q
period 1997-03-31
AMBASE CORP
filed 1997-05-01
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1997

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

YES     X        NO

At March 31, 1997 there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 1997

CROSS REFERENCE SHEET FOR
PARTS I AND II                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................10

Item 2.  Changes in Securities..............................................11

Item 3.  Defaults Upon Senior Securities....................................11

Item 4.  Submission of Matters to a Vote of Security Holders................11

Item 5.  Other Information..................................................11

Item 6.  Exhibits and Reports on Form 8-K...................................11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            QUARTER ENDED MARCH 31
                                  (UNAUDITED)




==============================================================================
(in thousands, except per share data)                         1997        1996
==============================================================================

OPERATING EXPENSES:
Compensation and benefits                                   $  516      $  416
Professional and outside services                               61         116
Insurance                                                       35          53
Occupancy                                                       22          19
Other operating                                                 38          35
------------------------------------------------------------------------------
                                                               672         639
------------------------------------------------------------------------------
Operating loss                                                (672)       (639)
------------------------------------------------------------------------------
Interest income                                                689         603
------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes    17         (36)
Income tax benefit                                             405       7,560
------------------------------------------------------------------------------
Income from continuing operations                              422       7,524
Income from discontinued investment management operations,
   net of income taxes                                           -          18
------------------------------------------------------------------------------
NET INCOME                                                  $  422      $7,542
==============================================================================

PER SHARE DATA:
Income from continuing operations                           $ 0.01      $ 0.17
Income from discontinued investment management operations,
   net of income taxes                                           -           -
------------------------------------------------------------------------------
NET INCOME                                                  $ 0.01      $ 0.17
==============================================================================

AVERAGE SHARES OUTSTANDING                                  44,534      44,534
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



==============================================================================
                                                       March 31,  December 31,
                                                            1997          1996
(in thousands)                                       (unaudited)
==============================================================================
ASSETS
Cash and cash equivalents (includes $57 and $65 of
   restricted cash)                                     $  5,975     $   5,591
Investment securities - held to maturity
   (market value $45,880 and $47,261)                     45,935        47,259
Receivable from Home Holdings, Inc.                       13,096        13,186
Other assets                                                 161           193
------------------------------------------------------------------------------
TOTAL ASSETS                                            $ 65,167     $  66,229
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities                $    242     $   1,428
Supplemental retirement plan                               4,730         4,724
Postretirement welfare benefits                            1,496         1,527
Other liabilities                                            435           605
Litigation and contingency reserves                        2,851         2,954
Income tax reserves                                       79,088        79,088
------------------------------------------------------------------------------
Total liabilities                                         88,842        90,326
------------------------------------------------------------------------------
Commitments and contingencies                                  -             -
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                                 447           447
Paid-in capital                                          547,712       547,712
Accumulated deficit                                     (571,187)     (571,609)
Treasury stock                                              (647)         (647)
------------------------------------------------------------------------------
Total stockholders' equity                               (23,675)      (24,097)
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 65,167     $  66,229
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            QUARTER ENDED MARCH 31




==============================================================================
(in thousands)                                               1997         1996
==============================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                         $   422     $  7,524
Adjustments to reconcile income from continuing
   operations to net cash provided (used) by
   continuing operations:
Other assets                                                   32           59
Accounts payable and accrued liabilities                   (1,186)        (469)
Litigation and contingency reserves uses                     (103)        (493)
Income tax reserves, net                                        -       (8,159)
Income tax refund - 1977                                        -        7,613
Other, net                                                   (813)        (455)
------------------------------------------------------------------------------
Net cash provided (used) by operating activities
   of continuing operations                                (1,648)       5,620
------------------------------------------------------------------------------
Net cash provided by discontinued investment
   management operations                                        -            2
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities - held to maturity      5,450       16,000
Purchases of investment securities - held to maturity      (3,508)     (23,996)
Proceeds from Home Holdings, Inc. receivable                   90        2,657
Other, net                                                      -            1
------------------------------------------------------------------------------
Net cash provided (used) by investing activities            2,032       (5,338)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     384          284
Cash and cash equivalents at beginning of period            5,591        7,752
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 5,975     $  8,036
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings, see Part II - Item I. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1996.

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1997 will be met principally by the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income received on investment securities and cash equivalents.

NOTE 2 - LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation liabilities described in Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At March 31, 1997, the litigation and contingency reserves were $2,851,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,088,000 at March 31, 1997. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

See Part II - Item 1 - Legal Proceedings, for a discussion of Supervisory Goodwill Litigation.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - DISCONTINUED INVESTMENT MANAGEMENT OPERATIONS

On October 4, 1996, the Company sold its entire interest in Augustine Asset Management, Inc. ("Augustine") to Augustine, for $500,000 in cash. The Company had acquired a 51% ownership interest in Augustine for $200,000 on November 10, 1993. The Company's ownership percentage later increased to 66% due to Augustine's repurchase of outstanding shares from other shareholders. Prior to the Company's acquisition, Augustine was controlled by Mr. Ronald J. Burns. Mr. Burns previously served as a director of the Company from January 1991 until his resignation from the Company's Board on December 28, 1995.

Accordingly, as of September 30, 1996, the operations of Augustine were designated as discontinued operations, and the consolidated statements of operations for the periods presented herein were retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions. The amount of income taxes allocated to discontinued operations reflects the incremental effect on income taxes that resulted from such operations.

Summarized   information  relating  to  income  from  Augustine's   discontinued
operations for the first quarter ended March 31, 1996 is as follows:

==============================================================================
(in thousands)
==============================================================================
Investment management fee revenue                                     $    146
Operating expenses                                                        (108)
Interest income                                                              1
Minority interest                                                           (9)
------------------------------------------------------------------------------
Income from discontinued operations before taxes                            30
Income tax expense                                                         (12)
------------------------------------------------------------------------------

INCOME FROM DISCONTINUED OPERATIONS THROUGH MARCH 31, 1996            $     18
==============================================================================

Investment management fee revenue includes $47,000 for the first quarter ended March 31, 1996 from related parties.

NOTE 4 - CASH AND CASH EQUIVALENTS

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents. Included in cash and cash equivalents at March 31, 1997 and December 31, 1996 is $57,000 and $65,000, respectively, of funds held in escrow, to be applied to the satisfaction of certain liabilities which have been classified as restricted.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - INVESTMENT SECURITIES

Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - held to maturity, at March 31 and December 31, consist of the following:
===============================================================================
                            1997                             1996
               ------------------------------   -------------------------------

                            Cost or                           Cost or
               Carrying   Amortized      Fair   Carrying    Amortized      Fair
(in thousands)    Value        Cost     Value      Value         Cost     Value
===============================================================================
U.S. Treasury
   Bills        $45,935     $45,935   $45,880    $47,259      $47,259   $47,261
===============================================================================


The gross unrealized gains and losses on investment securities, at March 31 and December 31, consist of the following:
==============================================================================
(in thousands)                                                1997        1996
==============================================================================

Held to Maturity:
Gross unrealized gains (losses)                             $   55       $  (2)
==============================================================================

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information regarding cash flow for the first quarter ended March 31 is as follows:
==============================================================================
(in thousands)                                                1997        1996
==============================================================================
Cash received (paid) during the period:
Income taxes refunded (paid), net                           $  402      $7,016
==============================================================================

Income taxes refunded, net in 1997, include $475,000 of taxes refunded as a result of an overpayment to the IRS for 1988 through 1991 tax years. Income taxes refunded, net in 1996, include a 1977 tax refund of $7,613,000.

NOTE 7 - INCOME TAXES

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $33 million, as of March 31, 1997 and December 31, 1996, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the tax effects of $170 million of NOL's resulting from the Carteret Savings Bank, F.A. ("Carteret") election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the OTS's December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and proposed Treasury Reg. ss.1.597-4(g), the Company had previously filed its 1992 through 1995 federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. ss.1.597-4(g), which was issued in final form during 1996, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company has decided not to make an election pursuant to final Treasury Reg. ss.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

Based on the Company not making the election decision, as described above, the Company will amend its 1992 through 1995 consolidated federal income tax returns to include the federal income tax effects of Carteret and the resulting successor institution, Carteret Federal Savings Bank. The Company does not believe a material increase in the Company's tax liabilities will result.

As a result of filing consolidated with Carteret, the Company expects to have available approximately $170 million of tax NOL carryforwards, expiring no earlier than 2007, available to offset future taxable income, in addition to the $29,319,000 of NOL carryforwards as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 8 - Note 10.

During the first quarter of 1997, the Company received a $475,000 income tax refund, as a result of an overpayment to the IRS for 1988 through 1991 tax years. This amount was recognized as an income tax benefit in the first quarter ended March 31, 1997. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000, which was recognized as an income tax benefit in the accompanying consolidated Statement of Operations, based on management's review of the overall tax liability position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein. On October 4, 1996, the Company sold its entire interest in Augustine. Accordingly, the operations of Augustine have been reclassified as discontinued investment management operations in the accompanying consolidated financial statements.

FINANCIAL CONDITION

The Company's assets at March 31, 1997 aggregated $65,167,000, consisting principally of cash and cash equivalents of $5,975,000, investment securities of $45,935,000 and a $13,096,000 receivable from Home Holdings, Inc. ("Home Holdings"). During the first three months of 1997, proceeds of $90,000 from the Home Holdings receivable were collected. For further information on the Company's receivable from Home Holdings, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 8-Note 4. At March 31, 1997, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $23,675,000.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount was recognized as an income tax benefit in the accompanying consolidated Statement of Operations for the first quarter ended March 31, 1996, based on management's review of the overall tax liability position of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1991, the IRS and the Company do not agree with respect to only two issues, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and "Fresh Start" (an insurance industry issue).

During 1996, in connection with the completion by the IRS of the Company's 1985 to 1991 federal income tax audits (excluding Fresh Start), the Company made payments to the IRS totaling $1,995,000. These amounts were previously reserved for and recorded to the income tax reserves account. During the first quarter of 1997, $475,000 of income taxes were refunded as a result of an overpayment to the IRS for 1988 through 1991 tax years. This amount was recorded as an income tax benefit in the first quarter of 1997. The federal income tax adjustments from the 1985 to 1991 audits (excluding Fresh Start) did not result in additional payments of state or local income taxes. New York State has completed their examination of the Company's income tax returns through 1989 and is currently reviewing the Company's income tax returns for tax years 1990 to 1992. The Company's federal income tax return for 1992 is currently under examination. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

With respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, on May 11, 1995, the IRS issued a Notice of Deficiency for withholding taxes on interest payments for the years 1979 through 1985. In the Notice of Deficiency, the IRS contends that City's wholly owned Netherlands Antilles finance subsidiary should be disregarded for tax purposes. The Company vigorously contested the IRS's position in accordance with the IRS's internal appeals procedures. In January 1992, the National Office of the IRS issued technical advice supporting the auditing agent's position. In October 1992, the Company appealed this technical advice to the National Office. The National Office advised the Company that it expected to issue technical advice supporting the auditing agent's position, whereupon the Company advised the IRS that it was withdrawing its technical advice request.

On June 30, 1995, the Company filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at this time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997. After the trial ended, the Judge asked the IRS and the Company to submit post-trial briefs. The Company's lawyers are presently preparing the briefs. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

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

Based on an evaluation of the IRS's contention, counsel has advised the Company that, although the outcome in litigation can by no means be assured, the Company has a very strong case and should prevail. Notwithstanding counsel's opinion and the Tax Court's ruling in the Northern Indiana case, it is not possible at this time to determine the final disposition of this issue, when the issues will be resolved, or their final financial effect. A final disposition of this issue in the Company's favor would have a material, positive effect on the Company's Consolidated Statement of Operations and Financial Condition.

With respect to the "Fresh Start" issue, on March 13, 1996, the IRS issued a Notice of Deficiency to the Company, with respect to taxes owed for the year 1987. The Company has disputed the Notice of Deficiency and has claimed that it is entitled to "Fresh Start" transition relief under certain insurance company tax provisions of the Tax Reform Act of 1986. If the IRS is successful, the amount of the deficiency would be material. The Company believes that it has meaningful defenses. On June 7, 1996, the Company filed a petition with the United States Tax Court for redetermination of the tax, and on July 23, 1996, the IRS filed its answer. The IRS and the Company are presently engaged in an informal discovery process, customary in Tax Court. See Part II - Item 1, Legal Proceedings, Withholding Taxes (Netherlands Antilles) and Fresh Start for additional details. See Results of Operations below, for a further discussion of taxes.

At March 31, 1997, the litigation and contingency reserves were $2,851,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,088,000 at March 31, 1997. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1. Although the basis for the calculation of the litigation and contingency reserves and the income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion.

The cash needs of the Company for the first three months of 1997 were principally satisfied by interest income received on investment securities and cash equivalents, a $475,000 income tax refund, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 1997.

For the three months ended March 31, 1997, cash of $1,648,000 was used by continuing operations, including the payment of prior year accruals, and the payment of operating expenses partially offset by interest income and a $475,000 tax refund. For the three months ended March 31, 1996, cash of $5,620,000 was provided by operating activities, including the receipt of a 1977 tax refund, the receipt of interest income partially offset by payments charged against the litigation and contingency reserves and the payment of operating expenses.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II -
Item 1. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursuing all sources of contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations.

There were no material commitments for capital expenditures as of March 31, 1997.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Summarized financial information for the continuing operations of the Company for the first quarter ended March 31 is as follows:
==============================================================================
(in thousands)                                               1997         1996
==============================================================================

Operating expenses:
Compensation and benefits                                   $ 516       $  416
Professional and outside services                              61          116
Insurance                                                      35           53
Occupancy                                                      22           19
Other operating                                                38           35
------------------------------------------------------------------------------
                                                              672          639
------------------------------------------------------------------------------
Operating loss                                               (672)        (639)
------------------------------------------------------------------------------
Interest income                                               689          603
------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes   17          (36)
Income tax benefit                                            405        7,560
------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                           $ 422       $7,524
==============================================================================

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1997 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded income from continuing operations of $422,000 in the first quarter ended March 31, 1997, which includes a $475,000 income tax benefit, as further described in Financial Condition, above. Excluding the $475,000 income tax benefit, the Company would have reported a loss from continuing operations of $53,000 for the first quarter ended March 31, 1997. In the same 1996 period, the Company recorded income from continuing operations of $7,524,000. As further described in Financial Condition, above, the 1996 first quarter period includes an additional income tax benefit of $7,613,000. Excluding this income tax benefit, the Company would have reported a loss from continuing operations of $89,000 for the first quarter ended March 31, 1996.

The Company recorded income from continuing operations before income taxes of $17,000 in the first quarter ended March 31, 1997, compared to a loss from continuing operations before income taxes of $36,000 in the first quarter ended March 31, 1996.

Compensation and benefits increased to $516,000 in the 1997 first quarter, compared with $416,000 for the comparable 1996 period. The increase in the 1997 period is due to the hiring by the Company of an employee who previously provided services as an independent consultant.

Professional and outside services decreased to $61,000 in the first quarter ended March 31, 1997, compared to $116,000 in the respective 1996 period. This decrease was the result of the hiring by the Company of an employee who previously provided services as an independent consultant, as noted above.

Insurance expenses in the first quarter ended March 31, 1997, as compared with the same 1996 period, decreased due to management's renegotiation of insurance programs.

Interest income in the first quarter of 1997 increased to $689,000, from $603,000 in the respective 1996 period.

The income tax benefit of $405,000 recorded in the first quarter of 1997 is attributable to a $475,000 income tax refund, as further described in Financial Condition, above, and a provision for state taxes of $70,000. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000, which was recognized as an income tax benefit in the accompanying Statement of Operations for the first quarter ended March 31, 1996, based on management's review of the overall tax liability position of the Company, as further described in Financial Condition, above. In addition, included in the income tax benefit for the first quarter ended March 31, 1996, is a state tax provision of $53,000. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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
      Attention:  Shareholder Services
      (800) 937-5449 OR (718) 921-8200

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 12 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated by reference herein, and the defined terms set forth below have the same meaning ascribed to them in such Annual Report. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings, including, but not limited to, the following:

Angel, et al. v. AmBase Corp. The Company has settled with all but eleven claimants in the Angel litigation and expects to reach a settlement with the remaining claimants in the near future.

Sovereign Metal. In April 1997, this case was settled and the parties entered a stipulation and dismissal of plaintiff's State Court claims against all of the defendants, as well as a stipulation withdrawing the appeal of the State Court's decision granting summary judgment in favor of the Company and dismissing the Company from the suit. Therefore, this action is concluded.

Disputes with Internal Revenue Service.

    Withholding Taxes (Netherlands Antilles). A trial was held in this case on March 24, 1997. After the trial ended, the Judge asked the IRS and the Company to submit post trial briefs. The Company's lawyers are presently preparing the briefs.

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

(b) Supervisory Goodwill Litigation:

On March 14, 1997, the Court of Federal Claims issued a formal order on the FDIC's motion to intervene and substitute, making final its prior tentative ruling permitting the FDIC to intervene as an additional plaintiff in forty-three cases, including the Company's case, but not allowing the FDIC to be substituted as the sole plaintiff.


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

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


AMBASE CORPORATION








BY  JOHN P. FERRARA
    Vice President, Chief Financial Officer,
    Treasurer and Controller
    (PRINCIPAL FINANCIAL AND
    ACCOUNTING OFFICER)

Date:  May 1, 1997

                                  EXHIBIT INDEX



Exhibit
   No.                      Description
-------                     -----------

   27                  Financial Data Schedule