Form 10-Q
period 1997-06-30
AMBASE CORP
filed 1997-07-24
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                 For the quarterly period ended June 30, 1997

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

YES     X        NO

At June 30, 1997 there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 1997

CROSS REFERENCE SHEET FOR
PARTS I AND II                                                            PAGE
==============================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................11

Item 2.  Changes in Securities..............................................11

Item 3.  Defaults Upon Senior Securities....................................11

Item 4.  Submission of Matters to a Vote of Security Holders................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  SECOND QUARTER AND SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)



==============================================================================
                                      Second Quarter            Six Months
(in thousands,
except per share data)               1997         1996        1997        1996
==============================================================================

OPERATING EXPENSES:
Compensation and benefits        $    476    $     394     $   992     $   810
Professional and outside services     131          152         192         268
Insurance                              36           53          71         106
Occupancy                              21           22          43          41
Other operating                        43           43          81          78
------------------------------------------------------------------------------
                                      707          664       1,379       1,303
------------------------------------------------------------------------------
Operating loss                       (707)        (664)     (1,379)     (1,303)
------------------------------------------------------------------------------
Interest income                       663          655       1,352       1,258
Other income - litigation and
   contingency reserves reversal        -        8,000           -       8,000
Realized loss on sale of investment
   securities - available for sale      -         (182)          -        (182)
Other income                            -           20           -          20
------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income taxes     (44)       7,829         (27)      7,793
Income tax benefit (expense)          (70)         (74)        335       7,486
------------------------------------------------------------------------------
Income (loss) from continuing
   operations                        (114)       7,755         308      15,279
Income from discontinued investment
   management operations,
   net of income taxes                  -           18           -          36
------------------------------------------------------------------------------

NET INCOME (LOSS)                $   (114)   $   7,773     $   308     $15,315
==============================================================================

PER SHARE DATA:
Income (loss) from continuing
   operations                    $      -    $    0.17     $  0.01     $  0.34
Income from discontinued
   investment management
   operations, net of income
   taxes                                -            -           -           -
------------------------------------------------------------------------------

NET INCOME (LOSS)                $      -    $    0.17     $  0.01     $  0.34
==============================================================================

AVERAGE SHARES OUTSTANDING         44,534       44,534      44,534      44,534
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



==============================================================================
                                                   June 30,        December 31,
                                                      1997                1996
(in thousands)                                  (unaudited)
==============================================================================

ASSETS
Cash and cash equivalents (includes
   $65 in 1996 of restricted cash)               $   5,003         $     5,591
Investment securities - held to maturity
   (market value $46,551 and $47,261)               46,553              47,259
Receivable from Home Holdings, Inc.                 12,911              13,186
Other assets                                           220                 193
------------------------------------------------------------------------------

TOTAL ASSETS                                     $  64,687         $    66,229
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities         $     190         $     1,428
Supplemental retirement plan                         4,775               4,724
Postretirement welfare benefits                      1,463               1,527
Other liabilities                                      327                 605
Litigation and contingency reserves                  2,633               2,954
Income tax reserves                                 79,088              79,088
------------------------------------------------------------------------------
Total liabilities                                   88,476              90,326
------------------------------------------------------------------------------
Commitments and contingencies                            -                   -
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                           447                 447
Paid-in capital                                    547,712             547,712
Accumulated deficit                               (571,301)           (571,609)
Treasury stock                                        (647)               (647)
------------------------------------------------------------------------------
Total stockholders' equity                         (23,789)            (24,097)
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  64,687         $    66,229
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30



==============================================================================

(in thousands)                                               1997         1996
==============================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                         $   308     $ 15,279
Adjustments to reconcile income from
   continuing  operations to net cash
   provided (used) by continuing operations:
Other assets                                                   (2)          (9)
Accounts payable and accrued liabilities                   (1,238)        (502)
Litigation and contingency reserves uses                     (321)      (1,087)
Litigation and contingency reserves reversal                    -       (8,000)
Income tax reserves, net                                        -       (9,600)
Income tax refund - 1977                                        -        7,613
Other liabilities                                            (278)      (1,388)
Interest income - investment securities                    (1,236)      (1,168)
Realized loss on sale of investment securities
   - available for sale                                         -          182
Other, net                                                    (13)        (143)
------------------------------------------------------------------------------
Net cash provided (used) by operating
   activities of continuing operations                     (2,780)       1,177
------------------------------------------------------------------------------
Net cash provided by discontinued investment
   management operations                                        -            2
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities
   - held to maturity                                       5,450       22,580
Purchases of investment securities
   - held to maturity                                      (3,508)     (29,495)
Proceeds from Home Holdings, Inc. receivable                  275        3,763
Proceeds from sales of investment securities
   -available for sale                                          -           31
Other, net                                                    (25)           -
------------------------------------------------------------------------------
Net cash provided (used) by investing activities            2,192       (3,121)
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                    (588)      (1,942)
Cash and cash equivalents at beginning of period            5,591        7,752
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 5,003     $  5,810
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

NOTE 2 - LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation liabilities described in Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At June 30, 1997, the litigation and contingency reserves were $2,633,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,088,000 at June 30, 1997. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

See Part II - Item 1 - Legal Proceedings, for a discussion of Supervisory Goodwill Litigation.

During the second quarter of 1996, the Company reduced its litigation and contingencies reserves by $8,000,000 and recorded such amount as other income during the second quarter and six month periods ended June 30, 1996. This reduction was recorded based upon the Company's determination, due to a number of factors, that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret Savings Bank, F.A. ("Carteret"), see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 3, for a further discussion.

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

Summarized   unaudited   information   relating  to  income   from   Augustine's
discontinued operations for the second quarter and six months ended June 30, 1996 is as follows:
==============================================================================
                                                            Second         Six
(in thousands)                                             Quarter      Months
==============================================================================

Investment management fee revenue                           $  159      $  305
Operating expenses                                            (115)       (223)
Interest income                                                  -           1
Minority interest                                               (9)        (18)
------------------------------------------------------------------------------
Income from discontinued operations before taxes                35          65
Income tax expense                                             (17)        (29)
------------------------------------------------------------------------------

INCOME FROM DISCONTINUED OPERATIONS THROUGH JUNE 30, 1996   $   18      $   36
==============================================================================

Investment management fee revenue includes $46,000 and $93,000 for the second quarter and six months ended June 30, 1996, respectively, from related parties.

NOTE 4 - CASH AND CASH EQUIVALENTS

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents. Included in cash and cash equivalents at December 31, 1996 is $65,000 of funds held in escrow, which were applied to the satisfaction of certain liabilities and were classified as restricted.

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

Investment securities - held to maturity, at June 30 and December 31, consist of the following:
==============================================================================
                            1997                              1996
               -----------------------------    ------------------------------

                           Cost or                           Cost or
               Carrying  Amortized      Fair    Carrying   Amortized      Fair
(in thousands)    Value       Cost     Value       Value        Cost     Value
==============================================================================

U.S. Treasury
   Bills        $46,553    $46,553   $46,551     $47,259     $47,259   $47,261
==============================================================================

The gross unrealized gains and losses on investment securities, at June 30 and December 31, consist of the following:
==============================================================================

(in thousands)                                                  1997      1996
==============================================================================

Held to Maturity:
Gross unrealized gains (losses)                              $    (2)  $     2
==============================================================================

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information regarding cash flow for the second quarter ended June 30 is as follows:
==============================================================================
(in thousands)                                                  1997      1996
==============================================================================
Cash received (paid) during the period:
Income taxes refunded (paid), net                            $   300   $ 5,475
==============================================================================

Income taxes refunded, net in 1997, include $475,000 of taxes refunded as a result of an overpayment to the Internal Revenue Service ("IRS") for 1988 through 1991 tax years. Income taxes refunded, net in 1996, include a 1977 tax refund of $7,613,000 and $1,987,000 of payments to the IRS, principally for the 1985 through 1991 tax years.

NOTE 7 - INCOME TAXES

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $33 million, as of June 30, 1997 and December 31, 1996, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the tax effects of $170 million of NOL's resulting from the Carteret Savings Bank, F.A. ("Carteret") election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

During the first quarter of 1997, the Company received a $475,000 income tax refund, as a result of an overpayment to the IRS for 1988 through 1991 tax years. This amount was recognized as an income tax benefit in the first quarter ended March 31, 1997. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000, which was recognized as an income tax benefit, based on management's review of the overall tax liability position of the Company. During the first six months of 1996, $1,987,000 of payments to the IRS were charged against income tax reserves, principally representing payments for previously agreed to issues relating to the 1985 through 1991 tax years.

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

FINANCIAL CONDITION

The Company's assets at June 30, 1997 aggregated $64,687,000, consisting principally of cash and cash equivalents of $5,003,000, investment securities of $46,553,000 and a $12,911,000 receivable from Home Holdings, Inc. ("Home
Holdings"). During the first six months of 1997, proceeds of $275,000 from the Home Holdings receivable were collected. The Company considers the receivable from Home Holdings to be fully collectible; accordingly, no allowance for doubtful accounts is provided. The Company will continue to monitor Home Holdings' status. For further information on the Company's receivable from Home Holdings, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 8-Note 4. At June 30, 1997, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $23,789,000.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1992, the IRS and the Company do not agree with respect to only two issues, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and "Fresh Start" (an insurance industry issue). During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount was recognized as an income tax benefit in the first quarter ended March 31, 1996, based on management's review of the overall tax liability position of the Company.

During the first six months of 1996, in connection with the completion by the IRS of the Company's 1985 to 1991 federal income tax audits (excluding Fresh Start), the Company made payments to the IRS totaling $1,987,000. These amounts were previously reserved for and recorded to the income tax reserves account. During the first quarter of 1997, $475,000 of income taxes were refunded as a result of an overpayment to the IRS for 1988 through 1991 tax years. This amount was recorded as an income tax benefit in the first quarter of 1997. The federal income tax adjustments from the 1985 to 1991 audits (excluding Fresh Start) did not result in additional payments of state or local income taxes. New York State has completed their examination of the Company's income tax returns through 1989 and is currently reviewing the Company's income tax returns for tax years 1990 to 1992. The IRS has recently completed its review of the Company's federal income tax return for 1992 with no adjustments. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

With respect to the Withholding Taxes issue, in connection with a Netherlands Antilles finance subsidiary of City, on May 11, 1995, the IRS issued a Notice of Deficiency for withholding taxes on interest payments for the years 1979 through 1985. In the Notice of Deficiency, the IRS contends that City's wholly owned Netherlands Antilles finance subsidiary should be disregarded for tax purposes. The Company vigorously contested the IRS's position in accordance with the IRS's internal appeals procedures. In January 1992, the National Office of the IRS issued technical advice supporting the auditing agent's position. In October 1992, the Company appealed this technical advice to the National Office. The National Office advised the Company that it expected to issue technical advice supporting the auditing agent's position, whereupon the Company advised the IRS that it was withdrawing its technical advice request.

On June 30, 1995, the Company filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at this time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post-trial briefs. The Company's lawyers are presently preparing the briefs. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana") in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary were subject to United States tax withholding. The IRS appealed this decision (Northern Indiana Public Service Co.
v. Commissioner) to the United States Court of Appeals for the 7th Circuit. The United States Court of Appeals for the 7th Circuit ("Appeals Court") recently affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

Based on an evaluation of the IRS's contention, counsel has advised the Company that, although the outcome in litigation can by no means be assured, the Company has a very strong case and should prevail. Notwithstanding counsel's opinion and the Appeals Court ruling in the Northern Indiana case, it is not possible at this time to determine the final disposition of this issue, when the issues will be resolved, or their final financial effect. A final disposition of this issue in the Company's favor would have a material, positive effect on the Company's Consolidated Statement of Operations and Financial Condition.

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

At June 30, 1997, the litigation and contingency reserves were $2,633,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,088,000 at June 30, 1997. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

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

The cash needs of the Company for the first six months of 1997 were principally satisfied by interest income received on investment securities and cash equivalents, a $475,000 income tax refund, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 1997.

For the six months ended June 30, 1997, cash of $2,780,000 was used by continuing operations, including the payment of prior year accruals, and the payment of operating expenses partially offset by interest income and a $475,000 tax refund. For the six months ended June 30, 1996, cash of $1,177,000 was provided by operating activities, including the receipt of a 1977 tax refund, the receipt of interest income partially offset by payments charged against the litigation and contingency reserves and the payment of operating expenses.

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

There were no material commitments for capital expenditures as of June 30, 1997.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Summarized financial information for the continuing operations of the Company for the second quarter and six months ended June 30 is as follows:
==============================================================================
                                        Second Quarter          Six Months
(in thousands)                         1997        1996      1997         1996
==============================================================================

Operating expenses:
Compensation and benefits           $   476     $   394   $   992     $    810
Professional and outside services       131         152       192          268
Insurance                                36          53        71          106
Occupancy                                21          22        43           41
Other operating                          43          43        81           78
------------------------------------------------------------------------------
                                        707         664     1,379        1,303
------------------------------------------------------------------------------
Operating loss                         (707)       (664)   (1,379)      (1,303)
------------------------------------------------------------------------------
Interest income                         663         655     1,352        1,258
Other income - litigation and
   contingency reserves reversal          -       8,000         -        8,000
Realized loss on sale of investment
   securities - available for sale        -        (182)        -         (182)
Other income                              -          20         -           20
------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income taxes       (44)      7,829       (27)       7,793
Income tax benefit (expense)            (70)        (74)      335        7,486
------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                       $  (114)    $ 7,755   $   308     $ 15,279
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

The Company recorded a loss from continuing operations of $114,000 and recorded income from continuing operations of $308,000, or $0.01 per share, in the second quarter and six month periods ended June 30, 1997, respectively. The 1997 six month period includes a $475,000 income tax benefit, as further described in Financial Condition, above. Excluding the $475,000 income tax benefit, the Company would have reported a loss from continuing operations of $167,000 in the six month period ended June 30, 1997. In the 1996 second quarter and six month periods the Company recorded income from continuing operations of $7,755,000, or $0.17 per share, and $15,279,000, or $0.34 per share, respectively. As further described in Financial Condition, above, the 1996 second quarter and six month period include other income of $8,000,000, resulting from a reduction in the litigation and contingency reserves, and the 1996 six month period includes an additional income tax benefit of $7,613,000. Excluding these non-recurring items, the Company would have reported a loss from continuing operations of $245,000, or $0.01 per share, and $334,000, or $0.01 per share, in the second quarter and six month periods ended June 30, 1996, respectively.

The Company recorded a loss from continuing operations before income taxes of $44,000 and $27,000 in the second quarter and six month periods ended June 30, 1997, respectively. For the second quarter and six month period ended June 30, 1996 the Company recorded income from continuing operations before income taxes of $7,829,000 and $7,793,000, respectively, which includes an $8,000,000 reduction in the litigation and contingencies reserves, as further described in Financial Condition, above.

Compensation and benefits increased to $476,000 and $992,000 in the second quarter and six month periods ended June 30, 1997, respectively, compared with $394,000 and $810,000 for the comparable 1996 period. The increase in the 1997 periods is due to the hiring by the Company of an employee who previously provided services as an independent consultant.

Professional and outside services decreased to $131,000 and $192,000 in the second quarter and six month periods ended June 30, 1997, compared to $152,000 and $268,000 in the respective 1996 periods. This decrease was primarily the result of the hiring by the Company of an employee who previously provided services as an independent consultant, as noted above.

Insurance expenses in the second quarter and six month periods ended June 30, 1997, as compared with the same 1996 periods, decreased due to management's continued renegotiation of insurance programs.

Interest income in the second quarter and six month periods of 1997 increased to $663,000 and $1,352,000, respectively, from $655,000 and $1,258,000 in the respective 1996 period.

The income tax provision of $70,000 in the second quarter ended June 30, 1997 is primarily attributable to a provision for state taxes. The income tax benefit of $335,000 in the six month period ended June 30, 1997 is attributable to a $475,000 income tax refund, as further described in Financial Condition, above, and a provision for state taxes of $140,000. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000, which was recognized as an income tax benefit in the first quarter ended March 31, 1996, based on management's review of the overall tax liability position of the Company, as further described in Financial Condition, above. In addition, included in the income tax benefit for the second quarter and six month periods ended June 30, 1996, respectively, is a state tax provision of $74,000 and $127,000. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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
      Attention:  Shareholder Services
      (800) 937-5449 OR (718) 921-8200

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 12 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1996 and in AmBase's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those Report. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings, including, but not limited to, the following:

Angel, et al. v. AmBase Corp. All claims in this action have been settled or dismissed. Therefore, this action is concluded.

Disputes with Internal Revenue Service.

   (1) Withholding Taxes (Netherlands Antilles). A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post trial briefs. The Company's lawyers are presently preparing the briefs. In the case of Northern Indiana Public Service Co. v. Commissioner, the United States Court of Appeals for the 7th Circuit ("Appeals Court") recently affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

   (2) Fresh Start. On April 24, 1997, the United States Court of Appeals for the Third Circuit issued its opinion in Atlantic Mutual Insurance Co. v. Commissioner, concluding that the IRS regulation defining "reserve strengthening" is valid. Although this decision is not controlling precedent in the Company's case (which would be appealable to the Second Circuit), Atlantic Mutual is the first Court of Appeals decision upholding the government's position on this issue. This decision is in conflict with the decision of the Eighth Circuit Court of Appeals in Western National Mutual Ins. Co. v. Commissioner (8th Cir. 1995). It is possible that Atlantic Mutual may seek Supreme Court review. No assurances can be given concerning the outcome of the Company's litigation on this issue.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 1, 1997, the following proposals were voted upon:

The following persons were nominated to be elected as director, as set forth below:

                                          NUMBER OF SHARES
                                       FOR              WITHHELD

Robert E. Long                      38,175,623           414,818

There were no broker non-votes.

Stockholders approved the appointment of Price Waterhouse LLP as the independent accountants of the Company for the year ending December 31, 1997. The shares were voted as follows: 38,238,510 shares for and 262,796 against, with 89,135 shares abstaining. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Form 8-K

    None




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASE CORPORATION








By:    JOHN P. FERRARA
       Vice President, Chief Financial Officer,
       Treasurer and Controller
       (PRINCIPAL FINANCIAL AND
       ACCOUNTING OFFICER)

Date:  July 24, 1997

                                  EXHIBIT INDEX



Exhibit
  No.                 Description
-------               -----------

  27                  Financial Data Schedule