Form 10-Q
period 1997-09-30
AMBASE CORP
filed 1997-10-28
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1997

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

YES     X        NO

At September 30, 1997 there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 1997

CROSS REFERENCE SHEET FOR
PARTS I AND II                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations.................7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................11

Item 2.  Changes in Securities..............................................12

Item 3.  Defaults Upon Senior Securities....................................12

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

Item 6.  Exhibits and Reports on Form 8-K...................................12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)



==============================================================================
                                        Third Quarter            Nine Months
(in thousands, except per share data)  1997        1996        1997       1996
==============================================================================

OPERATING EXPENSES:
Compensation and benefits           $   472     $   533     $ 1,464    $ 1,343
Professional and outside services        73          84         265        352
Insurance                                22          36          93        142
Occupancy                                22          27          65         68
Other operating                          29          46         110        124
------------------------------------------------------------------------------
                                        618         726       1,997      2,029
------------------------------------------------------------------------------
Operating loss                         (618)       (726)     (1,997)    (2,029)
------------------------------------------------------------------------------
Interest income                         656         690       2,008      1,948
Other income                             55           -          55         20
Other income - litigation and
   contingency reserves reversal          -           -           -      8,000
Realized loss on sale of investment
   securities - available for sale        -           -           -       (182)
------------------------------------------------------------------------------
Income (loss) from continuing
   operations before income taxes        93         (36)         66      7,757
Income tax benefit (expense)            (73)       (214)        262      7,272
------------------------------------------------------------------------------
Income (loss) from continuing
   operations                            20        (250)        328     15,029
Income from discontinued investment
   management operations,
   net of income taxes                    -          23           -         59
------------------------------------------------------------------------------

Net income (loss)                   $    20     $  (227)    $   328    $15,088
==============================================================================

PER SHARE DATA:
Income (loss) from
   continuing operations            $     -     $     -     $  0.01    $  0.34
Income from discontinued
   investment management
   operations, net of
   income taxes                           -           -           -          -
------------------------------------------------------------------------------

Net income (loss)                   $     -     $     -     $  0.01    $  0.34
==============================================================================

Average shares outstanding           44,534      44,534      44,534     44,534
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



==============================================================================
                                                September 30,     December 31,
                                                         1997             1996
(in thousands)                                     (unaudited)
==============================================================================
ASSETS:
Cash and cash equivalents
   (includes $65 in 1996 of restricted cash)        $    7,37        $   5,591
Investment securities - held to maturity
   (market value $44,266 and $47,261)                  44,252           47,259
Receivable from Home Holdings, Inc.                    12,818           13,186
Other assets                                              211              193
------------------------------------------------------------------------------
Total assets                                        $  64,653        $  66,229
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities            $     222        $   1,428
Supplemental retirement plan                            4,820            4,724
Postretirement welfare benefits                         1,435            1,527
Other liabilities                                         315              605
Litigation and contingency reserves                     2,542            2,954
Income tax reserves                                    79,088           79,088
------------------------------------------------------------------------------
Total liabilities                                      88,422           90,326
------------------------------------------------------------------------------
Commitments and contingencies                               -                -
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                              447              447
Paid-in capital                                       547,712          547,712
Accumulated deficit                                  (571,281)        (571,609)
Treasury stock                                           (647)            (647)
------------------------------------------------------------------------------
Total stockholders' equity                            (23,769)         (24,097)
------------------------------------------------------------------------------

Total liabilities and stockholders' equity          $  64,653        $  66,229
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30



==============================================================================
(in thousands)                                               1997         1996
==============================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                         $   328     $ 15,029
Adjustments to reconcile  income from continuing
   operations to net cash used by
   continuing operations:
Other assets                                                    6         (242)
Accounts payable and accrued liabilities                   (1,206)        (458)
Litigation and contingency reserves uses                     (412)      (1,132)
Litigation and contingency reserves reversal                    -       (8,000)
Income tax reserves, net                                        -       (9,604)
Income tax refund - 1977                                        -        7,613
Other liabilities                                            (290)      (2,053)
Interest income - investment securities                    (1,832)      (1,787)
Realized loss on sale of investment securities
   - available for sale                                         -          182
Other, net                                                      5           27
------------------------------------------------------------------------------
Net cash used by operating activities of
   continuing operations                                   (3,401)        (425)
------------------------------------------------------------------------------
Net cash provided by discontinued investment
   management operations                                        -           61
------------------------------------------------------------------------------
CASH FLOWS FROM INVESETING ACTIVITIES:
Maturities of investment securities - held to maturity     34,550       53,105
Purchases of investment securities - held to maturity     (29,711)     (58,939)
Proceeds from Home Holdings, Inc. receivable                  368        3,949
Proceeds from sales of investment securities
   -available for sale                                          -           31
Other, net                                                    (25)           -
------------------------------------------------------------------------------
Net cash provided (used) by investing activities            5,182       (1,854)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        1,781       (2,218)
Cash and cash equivalents at beginning of period            5,591        7,752
------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $ 7,372     $  5,534
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

NOTE 2 - LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation liabilities described in Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At September 30, 1997, the litigation and contingency reserves were $2,542,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,088,000 at September 30, 1997. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

See Part II - Item 1 - Legal Proceedings, for a discussion of Supervisory Goodwill Litigation.

During the second quarter of 1996, the Company reduced its litigation and contingencies reserves by $8,000,000 and recorded such amount as other income in the second quarter ended June 30, 1996. This reduction was recorded based upon the Company's determination, due to a number of factors, that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret Savings Bank, F.A. ("Carteret"), see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 3, for a further discussion.

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

Summarized   unaudited   information   relating  to  income   from   Augustine's
discontinued operations for the third quarter and nine months ended September 30, 1996 is as follows:
==============================================================================
                                                             Third        Nine
(in thousands)                                             Quarter      Months
==============================================================================
Investment management fee revenue                           $  174       $ 479
Operating expenses                                            (116)       (339)
Interest income                                                  1           2
Minority interest                                              (12)        (30)
------------------------------------------------------------------------------
Income from discontinued operations before taxes                47         112
Income tax expense                                             (24)        (53)
------------------------------------------------------------------------------

Income from discontinued operations
   through September 30, 1996                               $   23       $  59
==============================================================================

Investment management fee revenue includes $49,000 and $142,000 for the third quarter and nine months ended September 30, 1996, respectively, from related parties.

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

Investment securities - held to maturity, at September 30 and December 31, consist of the following:
==============================================================================
                                 1997                          1996
                    ----------------------------  ----------------------------
                                Cost or                       Cost or
                    Carrying  Amortized     Fair  Carrying  Amortized     Fair
(in thousands)         Value       Cost    Value     Value       Cost    Value
==============================================================================
U.S. Treasury Bills  $44,252    $44,252  $44,266   $47,259    $47,259  $47,261
==============================================================================

The gross unrealized gains on investment securities, at September 30 and December 31, consist of the following:
==============================================================================

(in thousands)                                                 1997       1996
==============================================================================

Held to Maturity:
Gross unrealized gains                                        $  14      $   2
==============================================================================

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional information regarding cash flow for the third quarter ended September 30 is as follows:
==============================================================================
(in thousands)                                                1997        1996
==============================================================================
Cash received (paid) during the period:
Income taxes refunded (paid), net                           $  265      $5,299
==============================================================================

Income taxes refunded, net in 1997, include $475,000 of taxes refunded as a result of an overpayment to the Internal Revenue Service ("IRS") for 1988 through 1991 tax years. Income taxes refunded, net in 1996, include a 1977 tax refund of $7,613,000 and $1,991,000 of payments to the IRS, principally for the 1985 through 1991 tax years.

NOTE 7 - INCOME TAXES

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $33 million, as of September 30, 1997 and December 31, 1996, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the anticipated tax effects of approximately $170 million of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the OTS's December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and proposed Treasury Reg. ss.1.597-4(g), the Company had previously filed its 1992 through 1995 federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. ss.1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. ss.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"), but this information has not yet been received. Based on the Company not making the election decision, as described above, and upon receipt of the requested information from the RTC/FDIC, the Company will amend its 1992 through 1996 consolidated federal income tax returns to include the federal income tax effects of Carteret and Carteret FSB. Based on the information currently available, the Company does not believe a material increase in the Company's tax liabilities will result.

The Company anticipates that, as a result of filing consolidated with Carteret FSB, approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB. The NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB would expire no earlier than 2007, and would be available to offset future taxable income, in addition to the $29 million of NOL carryforwards as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 8 Note 10.

During the first quarter of 1997, the Company received a $475,000 income tax refund, as a result of an overpayment to the IRS for the 1988 through 1991 tax years. This amount was recognized as an income tax benefit in the first quarter ended March 31, 1997. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000, which was recognized as an income tax benefit, based on management's review of the overall tax liability position of the Company. During the first nine months of 1996, $1,991,000 of payments to the IRS were charged against income tax reserves, principally representing payments for previously agreed to issues relating to the 1985 through 1991 tax years.

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

FINANCIAL CONDITION

The Company's assets at September 30, 1997 aggregated $64,653,000, consisting principally of cash and cash equivalents of $7,372,000, investment securities of $44,252,000 and a $12,818,000 receivable from Home Holdings, Inc. ("Home Holdings"). During the first nine months of 1997, proceeds of $368,000 from the Home Holdings receivable were collected. The Company considers the receivable from Home Holdings to be fully collectible; accordingly, no allowance for doubtful accounts is provided. The Company will continue to monitor Home Holdings' status. For further information on the Company's receivable from Home Holdings, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Item 8-Note 4. At September 30, 1997, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $23,769,000.

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

During the first nine months of 1996, in connection with the completion by the IRS of the Company's 1985 to 1991 federal income tax audits (excluding Fresh Start), the Company made payments to the IRS totaling $1,991,000. These amounts were previously reserved for and recorded to the income tax reserves account. During the first quarter of 1997, $475,000 of income taxes were refunded as a result of an overpayment to the IRS for the 1988 through 1991 tax years. This amount was recorded as an income tax benefit in the first quarter of 1997. The federal income tax adjustments from the 1985 to 1991 audits (excluding Fresh Start) did not result in additional payments of state or local income taxes. New York State has completed their examination of the Company's income tax returns through 1989, and is currently reviewing the Company's income tax returns for tax years 1990 to 1992. The IRS has recently completed its review of the Company's federal income tax return for 1992 with no adjustments. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

On June 30, 1995, the Company filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at this time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post-trial briefs, which have subsequently been submitted to the Tax Court. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana"), in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary were subject to United States tax withholding. The IRS appealed this decision (Northern Indiana Public Service Co.
v. Commissioner) to the United States Court of Appeals for the 7th Circuit. The United States Court of Appeals for the 7th Circuit ("Appeals Court") recently affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

Based on an evaluation of the IRS's contention, counsel has advised the Company that, although the outcome in litigation can by no means be assured, the Company has a very strong case and should prevail. Notwithstanding counsel's opinion and the Appeals Court ruling in the Northern Indiana case, it is not possible at this time to determine the final disposition of this issue, when the issues will be resolved, or their final financial effect. A final disposition of this issue in the Company's favor would have a material positive effect on the Company's Consolidated Statement of Operations and Financial Condition.

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

At September 30, 1997, the litigation and contingency  reserves were $2,542,000.
For  a  discussion  of  alleged  tax  liabilities,   lawsuits  and  governmental
proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,088,000 at September 30, 1997. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

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

The cash needs of the Company for the first nine months of 1997 were principally satisfied by interest income received on investment securities and cash equivalents, a $475,000 income tax refund, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 1997.

For the nine months ended September 30, 1997, cash of $3,401,000 was used by continuing operations, including the payment of prior year accruals, and the payment of operating expenses partially offset by interest income and a $475,000 tax refund. For the nine months ended September 30, 1996, cash of $425,000 was used by continuing operations, including the receipt of a 1977 tax refund, the receipt of interest income partially offset by payments charged against the litigation and contingency reserves and the payment of operating expenses.

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

There were no material commitments for capital expenditures as of September 30, 1997.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

Summarized financial information for the continuing operations of the Company for the third quarter and nine months ended September 30 is as follows:
==============================================================================
                                         Third Quarter           Nine Months
(in thousands)                         1997        1996       1997        1996
==============================================================================

OPERATING EXPENSES:
Compensation and benefits             $ 472       $ 533     $1,464     $ 1,343
Professional and outside services        73          84        265         352
Insurance                                22          36         93         142
Occupancy                                22          27         65          68
Other operating                          29          46        110         124
------------------------------------------------------------------------------
                                        618         726      1,997       2,029
------------------------------------------------------------------------------
Operating loss                         (618)       (726)    (1,997)     (2,029)
------------------------------------------------------------------------------
Interest income                         656         690      2,008       1,948
Other income                             55           -         55          20
Other income - litigation and
   contingency reserves reversal          -           -          -       8,000
Realized loss on sale of investment
   securities - available for sale        -           -          -        (182)
------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                   93         (36)        66       7,757
Income tax benefit (expense)            (73)       (214)       262       7,272
------------------------------------------------------------------------------

Income (loss) from
   continuing operations              $  20       $(250)    $  328     $15,029
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

The Company recorded income from continuing operations of $20,000 and $328,000, or $0.01 per share, in the third quarter and nine month periods ended September 30, 1997, respectively. The 1997 nine month period includes a $475,000 income tax benefit, as further described in Financial Condition, above. The 1997 third quarter and nine month periods also include other income of $55,000, attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible. Excluding these non-recurring items, the Company would have reported a loss from continuing operations of $35,000 and $202,000 in the third quarter and nine month periods ended September 30, 1997, respectively. The Company recorded a loss from continuing operations of $250,000 in the third quarter ended September 30, 1996 and income from continuing operations of $15,029,000 in the nine month period ended September 30, 1996. As further described in Financial Condition, above, the 1996 nine month period includes other income of $8,000,000, resulting from a reduction in the litigation and contingency reserves, and an additional income tax benefit of $7,613,000. Excluding these non-recurring items, the Company would have reported a loss from continuing operations of $584,000, or $0.01 per share for the nine month period ended September 30, 1996, respectively.

The Company recorded income from continuing operations before income taxes of $93,000 and $66,000 in the third quarter and nine month periods ended September 30, 1997, respectively. The 1997 third quarter and nine month periods include non-recurring other income of $55,000. The Company recorded a loss from continuing operations before income taxes of $36,000 in the third quarter ended September 30, 1996. For the nine month period ended September 30, 1996, the Company recorded income from continuing operations before income taxes of $7,757,000, which includes an $8,000,000 reduction in the litigation and contingency reserves, as further described in Financial Condition, above.

Compensation and benefits decreased to $472,000 in the third quarter ended September 30, 1997, compared with $533,000 for the comparable 1996 period. For the nine month period ended September 30, 1997, compensation and benefits increased to $1,464,000 from $1,343,000 in the 1996 nine month period. The increase in the 1997 nine month period is due to the hiring by the Company of an employee who previously provided services as an independent consultant.

Professional and outside services decreased to $73,000 and $265,000 in the third quarter and nine month periods ended September 30, 1997, compared to $84,000 and $352,000 in the respective 1996 periods. This decrease was primarily the result of the hiring by the Company of an employee who previously provided services as an independent consultant, as noted above.

Insurance expenses in the third quarter and nine month periods ended September 30, 1997, as compared with the same 1996 periods, decreased due to management's continued renegotiation of insurance programs.

Interest income was $656,000 and $2,008,000 in the third quarter and nine month periods of 1997, respectively, compared to $690,000 and $1,948,000 in the respective 1996 periods.

Other income of $55,000 in the 1997 third quarter and nine month periods is attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible.

The income tax provision of $73,000 in the third quarter ended September 30, 1997 is primarily attributable to a provision for state taxes. The income tax benefit of $262,000 in the nine month period ended September 30, 1997 is attributable to a $475,000 income tax refund, as further described in Financial Condition, above, and a provision for state taxes of $213,000. During the first quarter of 1996, the Company received a 1977 income tax refund of $7,613,000, which was recognized as an income tax benefit in the first quarter ended March 31, 1996, based on management's review of the overall tax liability position of the Company, as further described in Financial Condition, above. In addition, included in the income tax benefit for the third quarter and nine month periods ended September 30, 1996, respectively, is a federal and state tax provision of $214,000 and $341,000. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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
      Attention:  Shareholder Services
      (800) 937-5449 OR (718) 921-8200

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 12 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1996 and in AmBase's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1997 and June 30, 1997 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings, including, but not limited to, the following:

Disputes with Internal Revenue Service.

    (1)Withholding Taxes (Netherlands Antilles). A trial was held in this case on March 24, 1997, after which the Judge asked the Internal Revenue Service (the "IRS") and the Company to submit post trial briefs, which have been subsequently submitted to the United States Tax Court (the "Tax Court").

    (2)Fresh Start. On October 20, 1997, the United States Supreme Court (the "Supreme Court") granted Atlantic Mutual Insurance Company's ("Atlantic Mutual") petition for certiorari for review of the Fresh Start issue. The Supreme Court could be expected to issue an opinion in Atlantic Mutual's case during this term.

       The Company and the IRS have advised the Tax Court in the Company's Fresh Start case that, in the interest of efficiency, further informal discovery and negotiation of a stipulation of facts have been deferred pending the outcome of Atlantic Mutual's case in the Supreme Court.

       A decision on the merits in Atlantic Mutual's case by the Supreme Court may control the outcome of the Company's Fresh Start case. No assurances can be given concerning the outcome of the Company's litigation on this issue.

The actions against the Company, including those identified in (a), above, are in various stages. Nevertheless, the allegations and claims are material and, if successful, could result in substantial judgments against the Company. To the extent the aggregate of any such judgments were to exceed the resources available, these matters could have a material adverse effect on the Company's financial condition and results of operations. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

ITEM 2.  CHANGES IN SECURITIES

Does not apply.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Does not apply.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Date:  October 28, 1997