Form 10-K
period 1997-12-31
AMBASE CORP
filed 1998-03-31
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K


(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (fee required)

      For the fiscal year ended December 31, 1997

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

            51 Weaver Street, Building 2, Greenwich, CT 06831-5155
                   (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

At January 30, 1998, there were 44,533,519 shares of registrant's Common Stock outstanding. At January 30, 1998 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $3.56 per share, was approximately $128 million. The Common Stock constitutes registrant's only outstanding security.

Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 14, Page 37.

AmBase Corporation

Annual Report on Form 10-K
December 31, 1997

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

Item 2.    Properties........................................................2

Item 3.    Legal Proceedings.................................................2

Item 4.    Submission of Matters to a Vote of Security Holders...............3

           Executive Officers of the Registrant..............................3

PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.......................................4

Item 6.    Selected Financial Data...........................................5

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................5

Item 8.    Financial Statements and Supplementary Data......................12

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................36

PART III

Item 10.   Directors and Executive Officers of the Registrant...............36

Item 11.   Executive Compensation...........................................36

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management............................................36

Item 13.   Certain Relationships and Related Transactions...................36

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..............................................37

PART I

ITEM 1.  BUSINESS

Corporate Profile

AmBase Corporation (the "Company") was incorporated in 1975 by the City Investing Company ("City") as the holding company for The Home Insurance Company, a New Hampshire insurance corporation, and its affiliated property and casualty insurance companies ("The Home"). In 1985, City, which prior to that date owned all the outstanding shares of the Common Stock of the Company, distributed the Company's shares to City's common stockholders. The Home was sold on February 13, 1991 to Home Holdings, Inc. ("Home Holdings").

In  December  1997,  the  Company  formed  a new  wholly-owned  subsidiary,  SDG
Financial Corp. ("SDG Financial"), to pursue merchant banking activities. SDG Financial purchased an approximate 6.3% equity interest in SDG, Inc. for $1,250,000 and was granted the exclusive right to act as the investment banker/financial advisor to SDG, Inc. and all of its subsidiaries and affiliates.

SDG, Inc. is a development stage company which specializes in creating new technology-specific companies that are dedicated to the clinical and commercial development of proprietary, targeted liposomal delivery systems for pharmaceutical therapies and consumer product ingredients. SDG, Inc.'s lipid vesicles are protected by numerous U.S. and related foreign patents.

Also in December 1997, the Company purchased $100,000 of convertible preferred stock in AMDG, Inc. ("AMDG"), a majority owned subsidiary of SDG, Inc. AMDG is a development stage pharmaceutical company focused on the clinical development of new therapies for the treatment of both Type I and Type II diabetes and has received from SDG, Inc. a worldwide, exclusive, royalty-free license to certain patented technology. AMDG raised $3.7 million of equity through a private placement in December 1997.

In November 1993, the Company acquired 51% of the issued and outstanding common stock of Augustine Asset Management, Inc. ("Augustine"), a Florida based investment advisory firm. On October 4, 1996, the Company sold its entire interest in Augustine, to Augustine. See Item 8 - Note 6 to the Company's consolidated financial statements for further information.

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

The Company's assets currently consist primarily of cash and cash equivalents, investment securities and a receivable from Home Holdings. On or about January 15, 1998, Home Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Item 8 - Note 4 to the Company's consolidated financial statements for a further discussion regarding the Company's receivable from Home Holdings.

The Company had 7 employees at December 31, 1997.

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. In order to maintain the principal value of its assets, the Company has invested substantially all of its funds in U.S. Treasury Bills and short-term money market funds. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Item 8 - Notes 11 and 13 to the Company's consolidated financial statements. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations.

See Item 8 - Note 13 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

At December 31, 1997, the Company's liabilities, including reserves for contingent and alleged liabilities, exceeded total recorded assets by $25,181,000. The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Item 8 - Notes 11 and 13 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

Discontinued Operations

For a discussion of discontinued investment management operations, refer to Item 8 - Note 6 to the Company's consolidated financial statements.

ITEM 2.  PROPERTIES

The Company leases approximately 4,800 square feet for use as its executive office at 51 Weaver Street, Building 2, Greenwich, CT 06831-5155.

ITEM 3.  LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At December 31, 1997, the litigation and contingency reserves were $2,340,000. For a discussion of alleged tax liabilities and lawsuits, see Item 8 - Notes 11 and 13 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $79,088,000 at December 31, 1997. For a further discussion, see Item 8 - Note 11, Income Taxes and Note 13, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start, to the Company's consolidated financial statements.

See Item 8 - Note 13 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. During 1996, the Company determined that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret Savings Bank, FA ("Carteret"), see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 - Note 11. As a result, the Company reduced its litigation and contingency reserves by $8,000,000 and recorded such amount as other income during the 1996 second quarter. In making such determination, management took into consideration numerous factors, including the failure of the Resolution Trust Corporation ("RTC") to notify the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline and the transfer of the investigative duties of the RTC to the Federal Deposit Insurance Corporation ("FDIC") upon the expiration of the RTC's charter on December 31, 1995 pursuant to federal statute. Management also considered the July 1, 1996 decision by the U.S. Supreme Court in the consolidated supervisory goodwill cases of Winstar, Glendale Federal and Statesman, which held the United States liable for damages. At December 31, 1996, the litigation and contingency reserves were $2,954.000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Each executive officer is elected to serve in the executive officer capacity set forth opposite his respective name until the next Annual Meeting of Stockholders. The Company is not aware of any family relationships between any of the executive officers or directors of the Company.

Set forth below is a list of executive officers of the Company at December 31, 1997:
================================================================================

Name                       Age                  Present Title
================================================================================

Richard A. Bianco           50                 Chairman, President and
                                               Chief Executive Officer of
                                               AmBase Corporation

John P. Ferrara             36                 Vice President, Chief Financial
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

Mr. Ferrara was elected to the position of Vice President, Chief Financial Officer, Treasurer and Controller of the Company in December 1995, having previously served as Acting Chief Financial Officer, Treasurer and Assistant Vice President and Controller since January 1995; as Assistant Vice President and Controller from January 1992 to January 1995; and as Manager of Financial Reporting from December 1988 to January 1992.

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

================================================================================
                                      1997                          1996
                                High         Low              High         Low
================================================================================

First Quarter                  $2.92       $2.50             $1.02       $0.46
Second Quarter                  2.96        2.49              2.00        1.01
Third Quarter                   3.02        2.58              2.50        1.68
Fourth Quarter                  3.96        2.90              2.88        1.75
================================================================================

As of January 30, 1998, there were approximately 23,000 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 1997 or 1996. The Company does not intend to declare or pay dividends in the foreseeable future.

In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., pending in the Third Circuit Court of Appeals, as further described in Item 8 - Note 13 to the Company's consolidated financial statements, the Company is unable to make any dividend payments without further judicial action.

For information  concerning the Company's  stockholder rights plan, see Item 8 -
Note 7 to the Company's consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Item 8 of this Form 10-K. The consolidated statements of operations, for the periods ended prior to the October 4, 1996 sale of Augustine were retroactively reclassified to reflect their operations as discontinued operations.

================================================================================
(in thousands,                                    Years ended December 31
except per share data)              1997       1996     1995     1994      1993
================================================================================

Interest income, net              $2,661     $2,641   $2,835   $2,092    $1,082
Income (loss) from continuing
  operations, before income taxes (1,275)     6,636    6,005    6,246    (8,171)
Income tax (expense) benefit         191      7,189   (1,997)    (148)   11,354
Income (loss) from continuing
  operations                      (1,084)    13,825    4,008    6,098     3,183
Income from discontinued
  investment management
  operations, net of income taxes      -        207       60       32        16
Net income (loss)                 (1,084)    14,032    4,068    6,130     3,199
Earnings per common share - basic
Income (loss) from continuing
  operations                       (0.02)      0.31     0.09     0.14      0.07
Income (loss) from discontinued
  operations                           -          -        -        -         -
--------------------------------------------------------------------------------
Net income (loss)                  (0.02)      0.31     0.09     0.14      0.07
================================================================================
Earnings per common share
  - assuming dilution
Income (loss) from
  continuing operations            (0.02)      0.30     0.09     0.14      0.07
Income (loss) from
  discontinued operations              -          -        -        -         -
--------------------------------------------------------------------------------
Net income (loss)                  (0.02)      0.30     0.09     0.14      0.07
================================================================================
Dividends                              -          -        -        -         -
================================================================================
Total assets                     $64,270    $66,229  $65,677  $70,113   $77,450
Total stockholders' equity       (25,181)   (24,097) (38,273) (42,204)  (48,352)
================================================================================

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

CONTINUING OPERATIONS

Financial Condition

The Company's assets at December 31, 1997 aggregated $64,270,000, consisting principally of cash and cash equivalents of $5,548,000, investment securities of $44,410,000, and a receivable from Home Holdings acquired pursuant to the agreement by which the Company sold The Home and its subsidiaries to Home Holdings in February 1991. On or about January 15, 1998 Home Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Item 8 - Note 4 to the Company's consolidated financial statements for a further discussion regarding the Company's receivable from Home Holdings. At December 31, 1997, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Item 8 - Notes 11 and 13 to the Company's consolidated financial statements, exceeded total recorded assets by $25,181,000.

The cash needs of the Company for 1997 were principally satisfied by interest income received on investment securities and cash equivalents, and a $475,000 income tax refund.

The cash needs of the Company for 1996 were principally satisfied by the receipt of a 1977 tax refund, collections of the receivable from Home Holdings and interest income received on investment securities and cash equivalents.

The cash needs of the Company in 1995 were principally satisfied by interest income received on investment securities and cash equivalents, and collections of the receivable from Home Holdings. In addition, in June 1995, the Company received, with respect to 1990 and 1991, $1,690,000 from The Home in connection with a tax sharing agreement between the Company and The Home. This amount did not reduce the receivable from Home Holdings. Since the $1,690,000 had previously been considered in the calculation of income tax reserves, the receipt thereof was recorded as an increase to the income tax reserves account.

Management believes that the Company's cash resources are sufficient to continue operations for 1998. Because of the nature of the contingent and alleged liabilities described in Item 8 - Notes 11 and 13 to the Company's consolidated financial statements, the Company is unable to predict whether it will have the ability to generate sufficient resources to satisfy its ultimate obligations.

For the year ended December 31, 1997, cash of $4,486,000 was used by operating activities of continuing operations, including the payment of operating expenses, and payments charged against litigation and contingency reserves partially offset by the receipt of interest income, and a $475,000 income tax refund.

For the year ended December 31, 1996, cash of $1,622,000 was used by operating activities of continuing operations, including the payment of other liabilities, payments charged against income tax reserves and litigation and contingency reserves, and the payment of operating expenses, partially offset by the receipt of a 1977 tax refund, and the receipt of interest income.

For the year ended December 31, 1995, cash of $6,820,000 was used by operating activities of continuing operations, including payments charged against the litigation and contingency reserve and the payment of operating expenses partially offset by interest income, and the receipt of amounts with respect to 1990 and 1991, from The Home in connection with a tax sharing agreement between the Company and The Home.

There were no material commitments for capital expenditures as of December 31, 1997. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities described in Item 8 - Notes 11 and 13 to the Company's consolidated financial statements. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations.

See Item 8 - Note 13 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At December 31, 1997, the litigation and contingency reserves were $2,340,000. For a discussion of alleged tax liabilities and lawsuits, see Item 8 - Notes 11 and 13 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $79,088,000 at December 31, 1997. For a further discussion, see Item 8 - Note 11, Income Taxes and Note 13, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start, to the Company's consolidated financial statements.

During 1996, the Company determined that there was a reduced probability of incurring costs to defend and/or settle potential litigation with respect to Carteret, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Item 8 - Note 11. As a result, the Company reduced its litigation and contingency reserves by $8,000,000 and recorded such amount as other income during 1996. In making such determination, management took into consideration numerous factors, including the failure of the RTC to notify the Company of any potential legal action prior to the expiration of a significant statute of limitations deadline and the transfer of the investigative duties of the RTC to the FDIC upon the expiration of the RTC's charter on December 31, 1995 pursuant to federal statute. Management also considered the July 1, 1996 decision by the U.S. Supreme Court in the consolidated supervisory goodwill cases of Winstar, Glendale Federal and Statesman, which held the United States liable for damages. At December 31, 1996, the litigation and contingency reserves were $2,954,000.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $79,088,000 at December 31, 1996.

In 1995, as part of the Company's continuing review of the status of litigation pending against the Company, with careful attention paid to costs associated with defending pending and threatened litigation, the Company recorded as other income a $5,350,000 net reduction in the litigation and contingency reserves, primarily resulting from the settlement of certain litigation at amounts less than claimed and previously anticipated.

As noted above, the Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see
Item 8 -  Notes 11 and 13 to the Company's  consolidated  financial  statements.
Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1991, the Internal Revenue Service ("IRS") and the Company do not agree with respect to only two issues, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and "Fresh Start", an insurance industry issue. During 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount was recognized as an income tax benefit in the accompanying 1996 Consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company.

During 1996, in connection with the completion by the IRS of the Company's 1985 to 1991 federal income tax audits (excluding Fresh Start), the Company made payments to the IRS totaling $1,995,000. These amounts were previously reserved for and charged against the income tax reserves account. During the first quarter of 1997, $475,000 of income taxes were refunded as a result of an overpayment to the IRS for 1988 through 1991 tax years. This amount was recorded as an income tax benefit in the first quarter of 1997. The federal income tax adjustments from the 1985 to 1991 audits (excluding Fresh Start) did not result in additional payments of state or local income taxes. The IRS has completed its review of the Company's federal income tax return for 1992 with no significant adjustments. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS. New York State has recently completed their examination of the Company's income tax returns for tax years 1990 to 1992, which resulted in zero tax assessment.

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

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana") in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States tax withholding. The IRS appealed this decision (Northern Indiana Public Service Co.
v. Commissioner, 105 T.C. No. 22) to the United States Court of Appeals for the 7th Circuit ("Appeals Court"). The Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

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

With respect to the "Fresh Start" issue, on March 13, 1996, the IRS issued a deficiency notice to the Company on the Fresh Start issue which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. On June 7, 1996, the Company filed a petition with the United States Tax Court (the "Tax Court") to dispute the entire amount of the asserted deficiency and to redetermine the tax, and on July 23, 1996, the IRS filed its answer. The IRS and the Company began engaging in the informal discovery process customary in the Tax Court.

On July 22, 1997, another insurance company taxpayer, Atlantic Mutual Insurance Company ("Atlantic Mutual"), filed a petition for certiorari in its own case seeking review of the Fresh Start issue by the United States Supreme Court (the "Supreme Court"). In response, on September 19, 1997, the United States filed its brief with the Supreme Court in that case in which it recommended that the Supreme Court hear the case. The Supreme Court granted the petition on October 20, 1997, has received briefs, and heard oral argument on March 2, 1998.

A decision on the merits by the Supreme Court in Atlantic Mutual may control the outcome of the Company's own case in the Tax Court. Because it is expected that the Supreme Court will address the reserve strengthening issue, the Company and the IRS have advised the Tax Court in the Company's own case that, in the interests of efficiency, further informal discovery and negotiation of a stipulation of facts have been deferred pending the Supreme Court's ruling in Atlantic Mutual. No assurances can be given concerning the outcome of the Company's litigation on this issue.

See Item 8 - Note 11, Income Taxes, and Note 13, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start, to the Company's consolidated financial statements, for additional details.

Results of Operations - Continuing Operations

Summarized financial information for the continuing operations of the Company for the years ended December 31 is as follows:
================================================================================

(in thousands)                                    1997        1996         1995
================================================================================

Operating expenses:
Compensation and benefits                       $3,116      $2,969       $2,119
Professional and outside services                  512         457          661
Insurance                                          120         177          247
Occupancy                                           87          89          173
Other operating                                    160         161          132
--------------------------------------------------------------------------------
                                                 3,995       3,853        3,332
--------------------------------------------------------------------------------
Operating loss                                  (3,995)     (3,853)      (3,332)
--------------------------------------------------------------------------------
Interest income                                  2,661       2,641        2,835
Other income                                        59          30          147
Other income - litigation and
  contingency reserves reversal                      -       8,000        5,350
Other income - reduction of
  previously estimated liabilities                   -           -        1,005
Realized loss on sale of investment
  securities - available for sale                    -        (182)           -
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes                (1,275)      6,636        6,005
--------------------------------------------------------------------------------
Income tax benefit (expense)                       191       7,189       (1,997)
--------------------------------------------------------------------------------
Income (loss) from continuing operations       $(1,084)    $13,825       $4,008
================================================================================

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 1998 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded a loss from continuing operations of $1,084,000 in the year ended December 31, 1997. As further described in Financial Condition, above, the 1997 period includes a $475,000 income tax benefit. In addition, the 1997 period includes other income of $59,000 attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible. Excluding these non-recurring income items, the loss from continuing operations would have been $1,618,000, or $0.04 per share, for the year ended December 31, 1997.

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

For the year ended December 31, 1997, the Company recorded a loss from continuing operations before income taxes of $1,275,000, which includes $59,000 of other income, as further described above.

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

Compensation and benefits was $3,116,000 in 1997, $2,969,000 in 1996, and $2,119,000 in 1995. The increase in 1997 is due to increased compensation costs. The increase in 1996, compared with 1995, is due to the hiring by the Company of an employee who previously provided services as an independent consultant.

Professional and outside services increased to $512,000 in 1997, compared to 1996, and decreased to $457,000 in 1996, from $661,000 in 1995. The increase in 1997, compared to 1996, was due to an increase in litigation expenses. The decrease in 1996, compared to 1995, of $204,000, or 31%, was principally the result of a decrease in professional service fees in 1996 and the hiring by the Company of an employee who previously provided services as an independent consultant, as noted above. Expenses for professional and outside services in 1997, 1996, and 1995 do not include costs associated with defending pending and threatened litigation which were previously reserved for and charged against the litigation and contingency reserves when paid.

Insurance expenses decreased in 1997, 1996 and 1995, due to management's renegotiation of insurance programs.

Occupancy expenses decreased to $87,000 in 1997, from $89,000 in 1996, and $173,000 in 1995, as a result of the continued reduction of occupancy related expenses, and the relocation of the Company's executive office and the closing of an administrative office during 1996.

Interest  income was  $2,661,000 in 1997,  $2,641,000 in 1996, and $2,835,000 in
1995. The increase in 1997, compared to 1996, was attributable to an increased yield on cash equivalents and investment securities. The decrease in 1996, compared to the 1995 period, was attributable to a decreased yield on cash equivalents and investment securities.

Other income of $59,000 in 1997 is attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible.

Other income of $147,000 in 1995 represents non-recurring other income, principally the result of final payments received from management contracts previously held by an inactive subsidiary of the Company.

The Company realized a loss of $182,000 in 1996 on the sale of investment securities - available for sale.

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

During 1997, the Company received a $475,000 income tax refund. This amount was recognized as an income tax benefit in 1997. In addition, included in income tax benefit is a state and local tax provision of $284,000 in 1997.

During 1996, the Company received a 1977 income tax refund of $7,613,000. This amount was recognized as an income tax benefit in the accompanying 1996 Consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company, as further described in Financial Condition, above. In addition, included in income tax benefit is a federal and state tax provision of $424,000 in 1996.

During 1995, the Company recorded as additional income tax expense a $1,800,000 increase in the income tax reserves. The increase in the income tax reserves was the result of the continuing review of the income tax reserves including additional reserves for amounts considered unrealizable. In addition, included in income tax expense is a state and local tax provision of $197,000 in 1995.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Item 8 - Note 11 to the Company's consolidated financial statements.

Discontinued Investment Management Operations

See Item 8 - Note 6 to the Company's consolidated financial statements for information.

RECENT DEVELOPMENTS

On or about January 15, 1998, Home Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Item 8 - Note 4 to the Company's consolidated financial statements for a further discussion regarding the Company's receivable from Home Holdings.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which is effective for financial statements issued for periods ending after
December 15, 1997. Statement 128 replaces earnings per share ("EPS") with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS. Furthermore, a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is required. Based upon the Company's current capitalization structure, the basic and diluted EPS amounts calculated in accordance with Statement 128 approximate the Company's EPS amounts computed in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." See Item 8 - Note 5 to the Company's consolidated financial statements for further information.

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
        Attention:  Shareholder Services
        (800) 937-5449 or (718) 921-8200

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
AmBase Corporation

In our opinion, the accompanying consolidated Balance Sheets and the related consolidated Statements of Operations, of Changes in Stockholders' Equity, and of Cash Flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 11 and 13, the accompanying financial statements include income tax reserves relating to a number of issues. Final resolution of these issues is dependent upon future events, which may result in amounts more or less than those presented. The ultimate outcome of these issues cannot presently be determined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, substantial operations of the Company have been discontinued, and substantial contingencies exist against the Company in various lawsuits and proceedings, which are discussed in Notes 11 and 13 to the financial statements and the second paragraph of this report. The Company has a net capital deficiency of approximately $25,000,000 at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. It will be necessary for the Company to resolve the contingent liabilities by prevailing upon or settling these claims at amounts less than the claims and the amounts recorded and to generate, through acquisition or start up, profitable operations to continue on a long-term basis. See Note 1 for further discussion of management's plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Price Waterhouse LLP
New York, New York
March 26, 1998

                      AMBASE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                            Years Ended December 31



================================================================================

(in thousands, except per share data)              1997        1996        1995
================================================================================

Operating expenses:
Compensation and benefits                        $3,116      $2,969      $2,119
Professional and outside services                   512         457         661
Insurance                                           120         177         247
Occupancy                                            87          89         173
Other operating                                     160         161         132
--------------------------------------------------------------------------------
                                                  3,995       3,853       3,332
--------------------------------------------------------------------------------
Operating loss                                   (3,995)     (3,853)     (3,332)
--------------------------------------------------------------------------------
Interest income                                   2,661       2,641       2,835
Other income                                         59          30         147
Other income - litigation and contingency
  reserves reversal                                   -       8,000       5,350
Other income - reduction of
  previously estimated liabilities                    -           -       1,005
Realized loss on sale of investment
  securities - available for sale                     -        (182)          -
--------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                            (1,275)      6,636       6,005
Income tax benefit (expense)                        191       7,189      (1,997)
--------------------------------------------------------------------------------
Income (loss) from continuing operations         (1,084)     13,825       4,008
Income from discontinued investment
   management operations, net of income taxes         -         207          60
--------------------------------------------------------------------------------

Net income (loss)                               $(1,084)    $14,032      $4,068
================================================================================
Earnings per common share - basic
Income (loss) from continuing operations         $(0.02)     $ 0.31      $ 0.09
Income (loss) from discontinued operations            -           -           -
--------------------------------------------------------------------------------
Net income (loss)                                $(0.02)     $ 0.31      $ 0.09
================================================================================
Earnings per common share - assuming dilution
Income (loss) from continuing operations         $(0.02)     $ 0.30      $ 0.09
Income (loss) from discontinued operations            -           -           -
--------------------------------------------------------------------------------
Net income (loss)                                $(0.02)     $ 0.30      $ 0.09
================================================================================

Dividends                                        $    -      $    -      $    -
================================================================================

Average shares outstanding                       44,534      44,534      44,534
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               December 31



================================================================================

(in thousands)                                                1997         1996
================================================================================

Assets
Cash and cash equivalents (including $65 of
  restricted cash at December 31, 1996)                      5,548        5,591
Investment securities:
  Held to maturity (market value $44,276 and
  $47,261, respectively)                                    44,310       47,259
  Available for sale, carried at fair value
  (cost $100 at December 31, 1997)                             100            -
--------------------------------------------------------------------------------
Total investment securities                                 44,410       47,259
--------------------------------------------------------------------------------
Receivable from Home Holdings, Inc.                         12,736       13,186
Investment in SDG, Inc. at cost                              1,250            -
Other assets                                                   326          193
--------------------------------------------------------------------------------
Total assets                                             $  64,270    $  66,229
================================================================================

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities                 $   1,550    $   1,428
Supplemental retirement plan                                 4,865        4,724
Postretirement welfare benefits                              1,412        1,527
Other liabilities                                              196          605
Litigation and contingency reserves                          2,340        2,954
Income tax reserves                                         79,088       79,088
--------------------------------------------------------------------------------
Total liabilities                                           89,451       90,326
--------------------------------------------------------------------------------
Commitments and contingencies                                    -            -
--------------------------------------------------------------------------------
Stockholders' equity:
Common stock                                                   447          447
Paid-in capital                                            547,712      547,712
Accumulated deficit                                       (572,693)    (571,609)
Treasury stock                                                (647)        (647)
--------------------------------------------------------------------------------
Total stockholders' equity                                 (25,181)     (24,097)
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $  64,270    $  66,229
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Changes in Stockholders' Equity
                               Years Ended December 31


================================================================================
                                           Net
                                    Unrealized
                                     Losses on
                                    Investment
                           Paid-   Securities-
                 Common       In     Available  Accumulated  Treasury
(in thousands)    Stock  Capital      for Sale      Deficit     Stock    Total
================================================================================
December 31, 1994  $447 $547,712         $  (7)   $(589,709)    $(647) $(42,204)
Net income            -        -             -        4,068         -     4,068
Net unrealized
  losses on
  investment
  securities
  -available for
  sale                -        -          (137)           -         -      (137)
--------------------------------------------------------------------------------

December 31, 1995   447  547,712          (144)    (585,641)     (647)  (38,273)
Net income            -        -             -       14,032         -    14,032
Sale of securities    -        -           144            -         -       144
--------------------------------------------------------------------------------

December 31, 1996   447  547,712             -     (571,609)     (647)  (24,097)
Net loss              -        -             -       (1,084)        -    (1,084)
--------------------------------------------------------------------------------
December 31, 1997  $447 $547,712         $   -    $(572,693)    $(647) $(25,181)
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        AMBASE CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                              Years Ended December 31




================================================================================

(in thousands)                                       1997       1996       1995
================================================================================

Cash flows from operating activities:
Income (loss) from continuing operations          $(1,084)   $13,825    $ 4,008
Adjustments to reconcile income (loss)
  from continuing operations to net
  cash used by continuing operations:
Other assets                                         (128)       286        (18)
Accounts payable and accrued liabilities              122        692        113
Litigation and contingency reserves uses             (614)    (1,195)    (4,676)
Litigation and contingency reserves
  - (reserve reversal)                                  -     (8,000)    (5,350)
Income tax reserves, net                                -      5,619      3,494
Income tax refund - 1977                                -     (7,613)         -
Interest income - investment securities            (2,419)    (2,428)    (2,501)
Realized loss on sale of investment securities
  - available for sale                                  -        182          -
Other, net                                           (363)    (2,990)    (1,890)
--------------------------------------------------------------------------------
Net cash used by operating activities of
  continuing operations                            (4,486)    (1,622)    (6,820)
--------------------------------------------------------------------------------
Cash provided (used) by discontinued
  investment management operations                      -       (291)        11
--------------------------------------------------------------------------------
Cash flows from investing activities:
Maturities of investment securities
  - held to maturity                               77,880     71,235    102,700
Purchases of investment securities
  - held to maturity                              (72,512)   (76,011)   (97,857)
Purchases of investment securities
  - available for sale                               (100)         -          -
Investment in SDG, Inc.                            (1,250)         -          -
Proceeds from sales of investment securities
  - available for sale                                  -         31          -
Proceeds from Home Holdings, Inc. receivable          450      3,997        691
Proceeds from sale of Augustine Asset
  Management, Inc.                                      -        500          -
Other, net                                            (25)         -        (11)
--------------------------------------------------------------------------------
Net cash provided (used) by investing
  activities                                        4,443       (248)     5,523
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             (43)    (2,161)    (1,286)
Cash and cash equivalents at beginning of year      5,591      7,752      9,038
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $5,548     $5,591    $ 7,752
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation (the "Company") is a holding company which, through a wholly owned subsidiary, owns a 6.3% ownership interest in SDG, Inc. See Part I - Item 1 for a further description. The Company previously held a majority ownership interest in Augustine Asset Management, Inc. ("Augustine"), an investment advisor, and also previously owned a savings bank and an insurance company, all of which have been designated as discontinued operations, as further discussed below.

On October 4, 1996, the Company sold its entire interest in Augustine, to Augustine. See Note 6 for a further discussion.

On December 4, 1992, Carteret Savings Bank, FA ("Carteret") was placed in receivership by the Office of Thrift Supervision ("OTS").

On February 13, 1991, the Company sold its ownership interest in The Home Insurance Company ("The Home") and its subsidiaries to Home Holdings, Inc. ("Home Holdings"). See Note 4 for a further discussion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through various lawsuits and proceedings, as described in Notes 11 and 13. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Notes 11 and 13. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 1998 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and governmental proceedings, see Notes 11 and 13 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

See Item 8 - Note 13 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Principles of consolidation:

The consolidated financial statements are comprised of the accounts of the Company and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in companies in which ownership interest is less than 20% are accounted for using the cost method.

Cash and cash equivalents:

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents. Included in cash and cash equivalents at December 31, 1996 is $65,000 of funds held in escrow, which were subsequently applied to the satisfaction of certain liabilities.

Investment securities:

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

Securities that the Company has both the positive intent and ability to hold to maturity are classified as investment securities - held to maturity and are carried at amortized cost. Investment securities - available for sale, which are those securities that may be sold prior to maturity, are carried at fair value, with any net unrealized gains or losses reported in a separate component of stockholders' equity, net of deferred taxes.

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

Earnings per share:

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which is effective for financial statements issued for periods ending after
December 15, 1997. Statement 128 replaces earnings per share ("EPS") with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS. Furthermore, a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is required. Based upon the Company's current capitalization structure, the basic and diluted EPS amounts calculated in accordance with Statement 128 approximate the Company's EPS amounts computed in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share."

Fair value of financial instruments:

In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("Statement 107"), the Company discloses fair value information about financial instruments. For a further discussion, see Note 14.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Stock-based compensation:

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 encourages companies to adopt a fair value- based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted the disclosure requirements of the statement in 1996 and plans to continue accounting for stock compensation using APB 25, making proforma disclosures of net income and earnings per share as if the fair value based method had been applied. For a further discussion, see Note 10.

Note 3 - Investment Securities

Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - available for sale generally consist of investments in equity securities held for an indefinite period and were carried at fair value with net unrealized gains and losses reported in a separate component of stockholders' equity. At December 31, 1997 investment securities - available for sale consist of $100,000 of convertible preferred stock in AMDG, Inc., which the Company purchased through a private placement in December 1997. Investment securities - available for sale were sold during 1996, resulting in proceeds of $31,000 and a realized loss of $182,000.

Investment securities at December 31 consist of the following:
================================================================================

                             1997                              1996
                 -----------------------------    ------------------------------
                                        Cost or                          Cost or
                 Carrying   Amortized      Fair   Carrying   Amortized      Fair
(in thousands)      Value        Cost     Value      Value        Cost     Value
================================================================================

Held to Maturity:
  U.S. Treasury
  Bills           $44,310     $44,310   $44,276    $47,259     $47,259   $47,261
Available for
  Sale: Equity
  Securities          100         100       100          -           -         -
================================================================================

The gross unrealized gains and losses on investment securities at December 31, consist of the following:
================================================================================

(in thousands)                                                 1997         1996
================================================================================

Held to Maturity - Gross unrealized gains (losses)            $ (34)        $  2
Available for Sale - Gross unrealized gains (losses)              -            -
================================================================================

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 4 - Receivable From Home Holdings

In 1991, the Company sold its entire interest in The Home and its subsidiaries. As part of the sale proceeds, Home Holdings agreed to pay $48 million to the Company over a period of years to meet certain specified future obligations of the Company, as incurred, relating to tax issues, litigation and administrative expenses. The Company has collected the portion of this receivable with respect to litigation and administrative expenses. The Company's remaining receivable at December 31, 1997 is at least $12,736,000, and relates principally to tax issues.

On or about January 15, 1998, Home Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Home Holdings has also filed a pre-arranged plan of reorganization under Chapter 11 (the "Bankruptcy Plan"). According to the Bankruptcy Plan and disclosure statement, general unsecured creditors of Home Holdings would receive a projected future recovery of approximately 38.3% of the amounts owed to them.

Home Holdings has scheduled the Company's outstanding receivable from Home Holdings as a contingent general unsecured claim in the amount of $11,703,136. The Company disagrees with Home Holdings' classification of its receivable and also with the amount of the outstanding receivable. The Company has filed, in connection with the Home Holdings bankruptcy case, a Proof of Claim ("Proof of Claim") for all damages, which is significantly in excess of $12,736,000.

The Company intends to file with the United States Bankruptcy Court an objection to the Bankruptcy Plan, will vigorously contest the Bankruptcy Plan and will seek to collect from all parties the full amount of its claim as set forth in, or related to, its Proof of Claim. Accordingly, no allowance for doubtful accounts has been provided as of December 31, 1997.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 5 - Earnings Per Share

The calculation of basic earnings per share and dilutive earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:
================================================================================
                                                         1997
                                       -----------------------------------------
                                              Loss         Shares     Per Share
(in thousands)                         (Numerator)  (Denominator)        Amount
================================================================================

Basic earnings per share:
Loss from continuing operations            $(1,084)        44,534        $(0.02)

Effect of Dilutive Securities:
Assumed stock option exercise                    -          1,688             -

Diluted earnings per share:
Loss from continuing operations and
  assumed conversions                      $(1,084)        46,222        $(0.02)
================================================================================


================================================================================
                                                         1996
                                       -----------------------------------------
                                            Income         Shares     Per Share
(in thousands)                         (Numerator)   Denominator)        Amount
================================================================================

Basic earnings per share:
Income from continuing operations          $13,825         44,534         $0.31

Effect of Dilutive Securities:
Assumed stock option exercise                    -          1,603             -

Diluted earnings per share:
Income from continuing operations and
  assumed conversions                      $13,825         46,137         $0.30
================================================================================

================================================================================
                                                         1995
                                       -----------------------------------------
                                            Income         Shares     Per Share
(in thousands)                         (Numerator)  (Denominator)        Amount
================================================================================


Basic earnings per share:
Income from continuing operations           $4,008         44,534         $0.09

Effect of Dilutive Securities:
Assumed stock option exercise                    -            876             -

Diluted earnings per share:
Income from continuing operations and
  assumed conversions                       $4,008         45,410         $0.09
================================================================================

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 6 - Discontinued Investment Management Operations

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

Income from discontinued operations was $207,000 for 1996. This reflects the unaudited results of Augustine's operations of $59,000 for the nine month period ended September 30, 1996, and a gain of $148,000 from the sale.

Summarized information relating to income from Augustine's discontinued operations for 1996 (through date of disposition) and the full year period ended December 31, 1995 is as follows:
================================================================================

(in thousands)                                                  1996       1995
================================================================================

Investment management fee revenue                              $ 479      $ 508
Operating expenses                                              (339)      (355)
Interest income (expense)                                          2         (3)
Minority interest                                                (30)       (40)
--------------------------------------------------------------------------------
Income from discontinued operations before taxes                 112        110
Income tax expense                                               (53)       (50)
--------------------------------------------------------------------------------
Income from discontinued operations, before
  gain on disposition                                             59         60
Gain on disposition                                              148          -
--------------------------------------------------------------------------------

Income from discontinued operations                            $ 207      $  60
================================================================================

Investment management fee revenue included $142,000 for the nine month period ended September 30, 1996 and $163,000 for the year ended December 31, 1995, from related parties.

Note 7 - Stockholders' Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value. At December 31, 1997, 1996 and 1995, there were 44,533,519 shares of the Company's Common Stock outstanding, excluding 126,488 treasury shares carried at average cost of $5.12 per share, aggregating approximately $647,000.

In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., pending in the Third Circuit Court of Appeals, as further described in Note 13, the Company is unable to make any dividend payments without further judicial action.

At December 31, 1997, there were 6,860,000 shares reserved for issuance under the Company's stock option and other employee benefit plans.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Stockholder Rights Plan:

On January 29, 1986, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, which entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company's outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company's shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). In the event the rights become exercisable and, thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution, and expire on February 10, 2001.

Note 8 - Pension and Savings Plans

The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer and certain former officers of the Company are participants. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:
================================================================================

(in thousands)                                  1997           1996        1995
================================================================================

Service cost of current period                  $306           $225        $185
Interest cost on projected benefit obligation    335            336         346
--------------------------------------------------------------------------------
                                                $641           $561        $531
================================================================================


Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:
================================================================================

(dollars in thousands)                                      1997           1996
================================================================================

Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested             $4,513         $4,102
================================================================================

Projected benefit obligation for services
  rendered to date                                        $5,045         $4,733
Unrecognized net loss                                       (180)            (9)
--------------------------------------------------------------------------------

Accrued pension costs                                     $4,865         $4,724
================================================================================

Major assumptions:
Pre-retirement and postretirement discount rate              7.0%           7.5%
Rate of increase in future compensation                      6.0%           6.0%
================================================================================

The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the first 3% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $18,000, $16,000 and $15,000 in 1997, 1996 and 1995, respectively. All contributions are subject to maximum limitations contained in the Code.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 9 - Postretirement Benefits Other Than Pensions

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

Net periodic postretirement benefit (income) expense for the years ended December 31 was as follows:
================================================================================

(in thousands)                                   1997         1996         1995
================================================================================

Interest cost on accumulated
  postretirement benefit obligation               $23          $32          $48
Amortization of prior service liability           (66)         (62)         (53)
Amortization of unrecognized gain                 (45)         (37)         (33)
--------------------------------------------------------------------------------

Net periodic postretirement benefit
  (income) expense                               $(88)        $(67)        $(38)
================================================================================


The accrued postretirement benefit liability at December 31 is summarized below:
================================================================================

(in thousands)                                                1997         1996
================================================================================

Accumulated postretirement benefit obligation:
Retirees                                                      $323         $323
--------------------------------------------------------------------------------

Unrecognized net gains                                         478          527
Unrecognized prior service liability                           611          677
--------------------------------------------------------------------------------

Accrued postretirement benefit liability                    $1,412       $1,527
================================================================================

The accumulated benefit obligation for 1997, 1996 and 1995 was determined using the projected unit credit method and a discount rate of 7.0%, 7.5% and 7.5%, respectively. The health care cost trend rates in 1997 were assumed to be 8%, gradually declining to 5.5% in 2001 and remaining at that level, thereafter, 9% in 1996, gradually declining to 5.5% in 2001 and remaining at that level, thereafter, and 10% in 1995, gradually declining to 5.5% in 2001 and remaining at that level, thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a 1% increase each year in the health care trend rate, while holding all other assumptions constant, would increase the accumulated postretirement benefit obligation at December 31, 1997, by approximately $23,000, and decrease the net periodic postretirement benefit income for 1997 by approximately $2,000.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 10 - Incentive Plans

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

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 1998. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, resignation or absence for disability will not result in the cancellation of any Options.

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

During January 1998, the Board of Directors of the Company approved the award of incentive stock options to certain employees to acquire 85,000 shares of AmBase Common Stock at exercise prices between $3.65 and $4.02 per share, pursuant to the 1993 Plan.

Under the Company's 1985 Stock Option Plan (the "1985 Plan"), options to purchase shares of Common Stock could be granted to salaried employees. The 1985 Plan provided for the granting of up to 2,000,000 shares as incentive stock options and/or nonqualified stock options through May 22, 1995. No additional stock options can be awarded under the 1985 Plan. As of December 31, 1997, 1,750,000 shares are reserved for issuance under the 1985 Plan. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company's Common Stock on the date of grant, with a maximum life of ten years, and may not be exercised to purchase stock until vesting requirements have been met.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Incentive plan activity is summarized as follows:
================================================================================

                                      1993 Stock                1985 Stock
(shares in thousands)               Incentive Plan             Option Plan
================================================================================

                                            Weighted                   Weighted
                                  Shares     Average      Shares        Average
                                   Under    Exercise       Under       Exercise
                                  Option       Price      Option          Price
================================================================================

Outstanding at December 31, 1994       -         $ -       1,375          $0.14
Granted                                -           -         625           0.23
Forfeited                              -           -        (237)          0.29
--------------------------------------------------------------------------------
Outstanding at December 31, 1995       -           -       1,763           0.15
Granted                              100        2.09           -              -
Forfeited                              -           -           -              -
--------------------------------------------------------------------------------
Outstanding at December 31, 1996     100        2.09       1,763           0.15
Granted                                5        2.84           -              -
Forfeited                              -           -         (13)          0.21
--------------------------------------------------------------------------------
Outstanding at December 31, 1997     105       $2.13       1,750          $0.15
================================================================================
Options exercisable at:
   December 31, 1995                   -       $   -       1,150         $ 0.11
   December 31, 1996                   -           -       1,456           0.13
   December 31, 1997                  50        2.09       1,750           0.15
================================================================================


================================================================================

                                             1993 Stock              1985 Stock
                                         Incentive Plan             Option Plan
================================================================================
Weighted average fair value of
  options granted during:
    1995                                          $   -                  $ 0.15
    1996                                           1.35                       -
    1997                                           1.81                       -
================================================================================


The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 1997, as follows:
================================================================================

(shares in thousands)          Options Outstanding    Options Exercisable
================================================================================
                            Weighted
                             Average      Weighted                     Weighted
     Range of              Remaining       Average                      Average
     Exercise            Contractual      Exercise                     Exercise
       Prices    Shares         Life         Price        Shares          Price
================================================================================

        $0.11     1,150      5 years        $ 0.11         1,150         $ 0.11
$0.20 to 0.23       600      3 years          0.23           600           0.23
        $2.09       100      9 years          2.09            50           2.09
        $2.84         5      9 years          2.84             -              -
--------------------------------------------------------------------------------
        Total     1,855                                    1,800
================================================================================

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


The details of the Company's incentive plans are summarized above. The Company adopted the disclosure only provisions of Statement 123 in 1996, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, was charged to earnings during 1997, 1996 and 1995. The fair value of stock options granted by the Company in 1996 and 1995 used to compute proforma net income and earnings per share disclosures is the estimated fair value at date of grant, using the
Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield 0% for all years, expected historical volatility of 0.84, 0.84 and 0.87, risk-free interest rates of 5.84%, 6.15% and 5.57%, and weighted average expected life of the options of 4 years. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options under the 1993 Plan and the 1985 Plan, consistent with the method prescribed by Statement 123, net income and net income per share would have been changed to the proforma amounts indicated below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial appreciation in the price per share of the Company's Common Stock during 1997 and 1996, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31 follows:
================================================================================

(in thousands, except per share data)             1997         1996        1995
================================================================================

Net income (loss)
As reported                                    $(1,084)     $14,032      $4,068
Proforma                                        (1,171)      13,959       4,038
================================================================================
Per share data
As reported                                     $(0.02)      $ 0.31      $ 0.09
Proforma                                         (0.02)        0.31        0.09
================================================================================

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 11 - Income Taxes

The components of income tax (expense) benefit for the years ended December 31 are as follows:
================================================================================

(in thousands)                                    1997        1996         1995
================================================================================

Income tax (expense) benefit:
Continuing operations                          $   191     $ 7,189      $(1,997)
Discontinued investment management operations        -         (53)         (50)
================================================================================

The components of pretax income (loss) and the difference between income taxes from continuing operations computed at the statutory federal rate of 35% in 1997, 1996 and 1995, and the provision for income taxes from continuing operations for the years ended December 31 follows:
================================================================================

(in thousands)                                    1997        1996         1995
================================================================================

Income (loss) from continuing operations
  before income taxes                          $(1,275)      6,636      $ 6,005
================================================================================

Tax (expense) benefit:
Tax at statutory federal rate                  $   446     $(2,323)     $(2,102)
Prior year tax refund                              475       7,613            -
Benefit of operating loss carryforwards              -       2,323            -
Accounting loss benefit not recognized            (446)          -            -
Accounting loss benefit recognized                   -           -        2,102
Prior years' issues                                  -           -       (1,800)
Federal income taxes                                 -         (76)           -
State income taxes                                (284)       (348)        (197)
--------------------------------------------------------------------------------

                                               $   191     $ 7,189      $(1,997)
================================================================================


The composition of income tax (expense) benefit from continuing operations for the year ended December 31 is as follows:
================================================================================

in thousands)                                    1997         1996         1995
================================================================================
Current:
Federal                                        $     -     $   (76)     $     -
State                                             (284)       (348)        (197)
--------------------------------------------------------------------------------
                                                  (284)       (424)        (197)
--------------------------------------------------------------------------------
Deferred (primarily federal):
Prior year tax refund                              475       7,613            -
Prior years' issues                                  -           -       (1,800)
--------------------------------------------------------------------------------
                                                   475       7,613       (1,800)
--------------------------------------------------------------------------------

                                               $   191     $ 7,189      $(1,997)
================================================================================

The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Included in the income tax benefit during 1996 is a federal and state tax provision of $424,000. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989.
For all periods through 1992, the Internal Revenue Service ("IRS") and the Company do not agree with respect to only two issues, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and "Fresh Start", an insurance industry issue. During 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount was recognized as an income tax benefit in the accompanying 1996 Consolidated Statement of Operations, based on management's continuing review of the overall tax liability position of the Company. See Note 13 to the Company's consolidated financial statements, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start, for additional details.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


During 1996, in connection with the completion by the IRS of the Company's 1985 to 1991 federal income tax audits (excluding Fresh Start), the Company made payments to the IRS totaling $1,995,000. These amounts were previously reserved for and charged against the income tax reserves account. During the first quarter of 1997, $475,000 of income taxes were refunded as the result of an overpayment to the IRS for 1988 through 1991 tax years. This amount was recorded as an income tax benefit in the first quarter of 1997. The federal income tax adjustments from the 1985 to 1992 audits (excluding Fresh Start) did not result in additional payments of state or local income taxes. The IRS has completed its review of the Company's federal income tax return for 1992 with no significant adjustments. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS. New York State recently completed their examination of the Company's income tax returns for tax years 1990 to 1992, which resulted in zero tax assessment.

As a result of the OTS's December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and proposed Treasury Reg. S.1.597-4(g), the Company had previously filed its 1992 through 1995 federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. S.1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. S.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

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

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB. The NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB would expire no earlier than 2007, and would be available to offset future taxable income, in addition to the $30 million of NOL carryforwards as further detailed below.

In connection with the completion of the federal tax audit years (excluding Fresh Start) through 1992 (excluding the $170 million of tax NOL carryforwards from the Company's tax basis in Carteret/Carteret FSB), as noted above and the Company's federal income tax returns as filed from 1993 to 1996 (subject to IRS audit adjustments), at December 31, 1997 the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

           2006     $ 3,000,000
           2007      12,000,000
           2008       3,000,000
           2009       7,000,000
           2010       5,000,000
                      ---------
                    $30,000,000

The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of alternative minimum tax credit carryforwards, which are not subject to expiration.

Under Statement 109, the Company has calculated a net deferred tax asset of $33 million as of December 31, 1997 and 1996, arising primarily from NOL's, the excess of book over tax reserves and alternative minimum tax credits (not including the anticipated tax effects of the approximately $170 million of NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the election decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

Note 12 - Commitments and Contingencies

Future minimum rental payments, principally for office space, under noncancellable operating leases at December 31, 1997, are: 1998, $74,000; 1999, $79,000; 2000, $80,000; 2001, $20,000; 2002, $0 and thereafter, $0. Rent expense charged to earnings was $67,000, $46,000 and $142,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

Note 13 - Legal Proceedings

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

Marshall Manley v. AmBase Corporation. On November 14, 1996, Marshall Manley ("Manley"), a former President, Chief Executive Officer and Director of the Company, commenced an action against the Company, seeking indemnification from the Company pursuant to a May 27, 1993 employment settlement agreement between Manley and the Company. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey (the "Manley action"), arguing that he served at such firm at the request of the Company. The Manley action is pending in the United States District Court for the Southern District of New York. The Company filed its answer on January 21, 1997, raising substantial affirmative defenses which the Company intends to vigorously pursue. On October 30, 1997, AmBase amended its Answer and Counterclaims to include a claim of fraud against Manley. In December 1997, Manley moved for summary judgment in his favor. The Company raised substantial opposition to the motion and moved to strike certain of Manley's affirmative defenses which Manley raised in connection with the Company's fraud claim against Manley. Oral argument on the motions is set for May 15, 1998.

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

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana") in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States tax withholding. The IRS has appealed this decision (Northern Indiana Public Service Co. v. Commissioner, 105 T.C. No. 22) to the United States Court of Appeals for the 7th Circuit ("Appeals Court"). The Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

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

(2) Fresh Start. The one issue remaining for tax year 1987 is the Company's entitlement to Fresh Start transition relief under certain insurance company tax provisions of the Tax Reform Act of 1986 (other insurance industry taxpayers face similar issues under the Fresh Start provision). On March 13, 1996, the IRS issued a deficiency notice to the Company on the Fresh Start issue which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. On June 7, 1996, the Company filed a petition with the United States Tax Court (the "Tax Court") to dispute the entire amount of the asserted deficiency and to redetermine the tax, and on July 23, 1996, the IRS filed its answer. The IRS and the Company began engaging in the informal discovery process customary in the Tax Court.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


On July 22, 1997, another insurance company taxpayer, Atlantic Mutual Insurance Company ("Atlantic Mutual"), filed a petition for certiorari in its own case seeking review of the Fresh Start issue by the United States Supreme Court (the "Supreme Court"). In response, on September 19, 1997, the United States filed its brief with the Supreme Court in that case in which it recommended that the Supreme Court hear the case. The Supreme Court granted the petition on October 20, 1997, has received briefs, and heard oral argument on March 2, 1998.

A decision on the merits by the Supreme Court in Atlantic Mutual may control the outcome of the Company's own case in the Tax Court. Because it is expected that the Supreme Court will address the reserve strengthening issue, the Company and the IRS have advised the Tax Court in the Company's own case that, in the interests of efficiency, further informal discovery and negotiation of a stipulation of facts have been deferred pending the Supreme Court's ruling in Atlantic Mutual. No assurances can be given concerning the outcome of the Company's litigation on this issue.

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

(b) Supervisory Goodwill Litigation:

During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret. Approximately 120 other similar so-called "supervisory goodwill" cases, commenced in recent years by other financial institutions and/or their shareholders, are pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "consolidated cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court (the "Supreme Court"). On July 1, 1996, the Supreme Court issued a decision in the consolidated cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the consolidated cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action. On September 18, 1996, the Court of Federal Claims entered an Omnibus Case Management Order that will govern further proceedings in the Company's action and most of the other so-called
"Winstar-related" cases. On March 14, 1997, the Court entered an order permitting the FDIC to intervene as an additional plaintiff in forty-three cases, including the Company's case, but not allowing the FDIC to be substituted as the sole plaintiff in those cases. On December 22, 1997, the Court issued a decision which addressed eleven "common issues" applicable to a number of the Winstar-related cases, and rejected the government's arguments with respect to each such issue. Although this decision is also beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action. Case-specific discovery in thirty Winstar- related cases, including the Company's case, is scheduled to begin in April 1998. A trial date has not yet been set in the Company's case. No assurance can be given regarding the ultimate outcome of the litigation.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 14 - Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity are based on current market quotations. The fair value of investment securities - available for sale is based upon the December 1997 cost for these privately placed shares. The carrying value of applicable other liabilities approximates their fair value.

Note 15 - Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flow for the years ended December 31 is as follows:
================================================================================

(in thousands)                              1997            1996           1995
================================================================================

Cash received (paid) during the period:
Income tax refunded (paid), net           $  244          $5,190         $ (173)
================================================================================

In 1997, income taxes refunded include $475,000 of taxes refunded as a result of an overpayment to the IRS for 1988 through 1991 tax years. In 1996, income taxes refunded (paid) include a 1977 tax refund of $7,613,000 and $1,995,000 of payments to the IRS, principally for the 1985 through 1991 tax years.

In June 1995 the Company received, with respect to 1990 and 1991, $1,690,000 from The Home in connection with a tax sharing agreement between the Company and The Home.

                       AMBASE CORPORATION AND SUBSIDIARIES


Note 16 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:
================================================================================
(in thousands, except     First       Second       Third       Fourth      Full
per share data)         Quarter      Quarter     Quarter      Quarter      Year
================================================================================

1997:
Operating expenses       $  672       $  707     $  618       $ 1,998   $ 3,995
--------------------------------------------------------------------------------
Operating loss             (672)        (707)      (618)       (1,998)   (3,995)
Interest income             689          663        656           653     2,661
Other income                  -            -         55             4        59
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations
  before income taxes        17          (44)        93        (1,341)   (1,275)
Income tax benefit
  (expense)(a)              405          (70)       (73)          (71)      191
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations     422         (114)        20        (1,412)   (1,084)
Income from discontinued
  investment management
  operations, net of
  income taxes                -            -          -             -         -
--------------------------------------------------------------------------------
Net income (loss)        $  422       $ (114)    $   20       $(1,412)  $(1,084)
================================================================================
Earnings per common
  share - basic:
Income (loss) from
  continuing operations  $ 0.01       $    -     $    -       $ (0.03)  $ (0.02)
Income from discontinued
  operations                  -            -          -             -         -
--------------------------------------------------------------------------------
Net income (loss)        $ 0.01       $          $            $ (0.03)  $ (0.02)
================================================================================
Earnings per common share
  - assuming dilution:
Income (loss) from
  continuing operations  $ 0.01       $    -     $    -       $ (0.03)  $ (0.02)
Income from discontinued
  operations                  -            -          -             -         -
--------------------------------------------------------------------------------
Net income (loss)        $ 0.01       $    -     $    -       $ (0.03)  $ (0.02)
================================================================================
(a)Includes $475,000 of taxes refunded. See Item 7 - Results of Operations for a further discussion.

1996:
Operating expenses       $  639       $  664     $  726       $ 1,824   $ 3,853
--------------------------------------------------------------------------------
Operating loss             (639)        (664)      (726)       (1,824)   (3,853)
Interest income             603          655        690           693     2,641
Other income                  -           20          -            10        30
Other income - litigation
  and contingency
  reserves reversal(b)        -        8,000          -             -     8,000
Realized loss on investment
  securities - available
  for sale                    -         (182)         -             -      (182)
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations
  before income taxes       (36)       7,829        (36)       (1,121)    6,636
Income tax benefit
  (expense) c)            7,560          (74)      (214)          (83)    7,189
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations   7,524        7,755       (250)       (1,204)   13,825
Income from discontinued
  investment management
  operations, net of
  income taxes               18           18         23           148       207
--------------------------------------------------------------------------------
Net income (loss)        $7,542       $7,773      $(227)      $(1,056)  $14,032
================================================================================
Earnings per common
  share - basic:
Income (loss) from
  continuing operations   $0.17        $0.17      $   -       $ (0.03)  $  0.31
Income from discontinued
  operations                  -            -          -             -         -
--------------------------------------------------------------------------------
Net income (loss)         $0.17        $0.17      $   -       $ (0.03)   $ 0.31
================================================================================
Earnings per common
  share - assuming
  dilution:
Income (loss) from
  continuing operations   $0.16        $0.17      $   -       $ (0.03)   $ 0.30
Income from discontinued
  operations                  -            -          -             -         -
--------------------------------------------------------------------------------
Net income (loss)         $0.16        $0.17      $   -       $ (0.03)   $ 0.30
================================================================================
(b) Represents a reduction in the Company's litigation and contingency reserves. See Item 7 - Financial Condition for a further discussion. (c)Includes a non-recurring income tax benefit of $7,613,000 as a result of the receipt of a 1977 income tax refund. See Item 7 - Financial Condition for a further discussion.

                       AMBASE CORPORATION AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 28, 1998, under the caption "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 28, 1998, under the caption "Executive Compensation", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 28, 1998, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 28, 1998, under the caption "Certain Relationships and Related Transactions", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

                       AMBASE CORPORATION AND SUBSIDIARIES


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report:

1. Index to Financial Statements:                                         Page

      AmBase Corporation and Subsidiaries:
         Report of Independent Accountants..................................12
         Consolidated Statements of Operations..............................13
         Consolidated Balance Sheets........................................14
         Consolidated Statements of Changes in Stockholders' Equity.........15
         Consolidated Statements of Cash Flows..............................16
         Notes to Consolidated Financial Statements.........................17

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

                       AMBASE CORPORATION AND SUBSIDIARIES


     10G.  Employment  Agreement  dated  as  of  June 1, 1991 between Richard A.
           Bianco and the Company, as amended dated as of December 30, 1992 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1992), and as amended February 24, 1997 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

(b) Form 8-K

The Company was not required to file a Current Report on Form 8-K during the quarter ended December 31, 1997.

                       AMBASE CORPORATION AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 1998.

AMBASE CORPORATION



RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March 1998.





RICHARD A. BIANCO                   JOHN P. FERRARA
Chairman, President and             Vice President, Chief Financial Officer
Chief Executive Officer             and Controller
                                    (Principal Financial and Accounting Officer)




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

AMBASE OFFICERS:

Richard A. Bianco           John P. Ferrara
Chairman, President and     Vice President, Chief Financial Officer
Chief Executive Officer     and Controller


INVESTOR INFORMATION

ANNUAL MEETING OF STOCKHOLDERS           CORPORATE HEADQUARTERS

The 1998 Annual Meeting is               AmBase Corporation
currently scheduled to be held at        51 Weaver Street, Bldg. 2
9:00 a.m. Eastern Daylight Time,         Greenwich, CT  06831-5155
on Thursday, May 28, 1998, at:           (203) 532-2000

   Hyatt Regency Hotel
   1800 East Putnam Avenue
   Greenwich, CT  06870
                                         STOCKHOLDER INQUIRIES
COMMON STOCK TRADING
                                         Stockholder inquiries, including
AmBase stock is traded through one       requests for the following:(i) change
or more market-makers with quotations    of address; (ii) replacement of lost
made available in the "pink sheets"      stock certificates; (iii) Common Stock
published by the National Quotation      name registration changes; (iv)
Bureau, Inc.                             Quarterly Reports on Form 10-Q; (v)
                                         Annual Reports on Form 10-K; (vi)
ISSUE    ABBREVIATION  TICKER SYMBOL     proxy material; and (vii) information
                                         regarding stockholdings, should be
Common   AmBase        ABCP              directed to:
Stock
                                         AMERICAN STOCK TRANSFER AND TRUST
TRANSFER AGENT AND REGISTRAR             COMPANY
                                         40 Wall Street - 46th Floor
AMERICAN STOCK TRANSFER AND TRUST        New York, NY  10005
COMPANY                                  Attention: Shareholder Services
40 Wall Street - 46th Floor              (800) 937-5449 or (718) 921-8200
New York, NY  10005
Attention: Shareholder Services
(800) 937-5449 or (718) 921-8200

INDEPENDENT ACCOUNTANTS                  NUMBER OF STOCKHOLDERS

PRICE WATERHOUSE LLP                     As of January 30, 1998, there were
1177 Avenue of the Americas              approximately 23,000 stockholders.
New York, NY  10036

                EXHIBITS ATTACHED WITH THIS FORM 10-K



Exhibit
  No.                   Description
-------                 -----------


  22              Subsidiaries of the Registrant

  23              Consent of Independent Accountants

  27              Financial Data Schedule