Form 10-Q
period 1998-03-31
AMBASE CORP
filed 1998-05-15
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1998

        [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                         Commission file number 1-7265


                              AMBASE CORPORATION


            (Exact name of registrant as specified in its charter)


                                   DELAWARE

                           (State of incorporation)
                                  95-2962743

                     (I.R.S. Employer Identification No.)
                         51 WEAVER STREET, BUILDING 2
                      GREENWICH, CONNECTICUT 06831-5155

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

YES     X        NO

At March 31, 1998, there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 1998

CROSS REFERENCE SHEET FOR
PARTS I AND II                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................12

Item 2.  Changes in Securities..............................................13

Item 3.  Defaults Upon Senior Securities....................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

Item 5.  Other Information..................................................13

Item 6.  Exhibits and Reports on Form 8-K...................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            QUARTER ENDED MARCH 31
                                  (UNAUDITED)


==============================================================================

(in thousands, except per share data)                         1998        1997
==============================================================================
OPERATING EXPENSES:
Compensation and benefits                                   $  514      $  516
Professional and outside services                              270          61
Insurance                                                       23          35
Occupancy                                                       21          22
Other operating                                                 43          38
------------------------------------------------------------------------------
                                                               871         672
------------------------------------------------------------------------------
Operating loss                                                (871)       (672)
------------------------------------------------------------------------------
Interest income                                                632         689
------------------------------------------------------------------------------
Income (loss) before income taxes                             (239)         17
Income tax (expense) benefit                                   (64)        405
------------------------------------------------------------------------------

NET INCOME (LOSS)                                           $ (303)     $  422
==============================================================================

EARNINGS PER COMMON SHARE:
Net income (loss) - basic                                   $(0.01)     $ 0.01
Net income (loss) - assuming dilution                        (0.01)       0.01
==============================================================================

AVERAGE SHARES OUTSTANDING                                  44,534      44,534
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


===============================================================================
                                                        March 31,  December 31,
                                                             1998          1997
(in thousands)                                         (unaudited)
===============================================================================
ASSETS
Cash and cash equivalents                                 $ 1,155      $ 5,548
Investment securities:
   Held to maturity (market value $47,374 and
   $44,276, respectively)                                  47,370       44,310
   Available for sale, carried at fair value (cost $100)      100          100
------------------------------------------------------------------------------
Total investment securities                                47,470       44,410
------------------------------------------------------------------------------
Receivable from Home Holdings, Inc.                        12,728       12,736
Investment in SDG, Inc. at cost                             1,250        1,250
Other assets                                                  262          326
------------------------------------------------------------------------------

TOTAL ASSETS                                              $62,865      $64,270
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities                  $   515      $ 1,550
Supplemental retirement plan                                4,918        4,865
Postretirement welfare benefits                             1,376        1,412
Other liabilities                                             180          196
Litigation and contingency reserves                         2,272        2,340
Income tax reserves                                        79,088       79,088
------------------------------------------------------------------------------
Total liabilities                                          88,349       89,451
------------------------------------------------------------------------------
Commitments and contingencies                                   -            -
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                                  447          447
Paid-in capital                                           547,712      547,712
Accumulated deficit                                      (572,996)    (572,693)
Treasury stock                                               (647)        (647)
------------------------------------------------------------------------------
Total stockholders' equity                                (25,484)     (25,181)
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $62,865      $64,270
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            QUARTER ENDED MARCH 31


==============================================================================

(in thousands)                                               1998         1997
==============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (303)       $ 422
Adjustments to reconcile net income (loss) to
   net cash used by operations:
Other assets                                                   39           32
Accounts payable and accrued liabilities                   (1,035)      (1,186)
Litigation and contingency reserves uses                      (68)        (103)
Interest income - investment securities                      (611)        (617)
Other, net                                                      2         (196)
------------------------------------------------------------------------------
Net cash used by operating activities                      (1,976)      (1,648)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities - held to maturity      4,650        5,450
Purchases of investment securities - held to maturity      (7,099)      (3,508)
Proceeds from Home Holdings, Inc. receivable                    7           90
Other, net                                                     25            -
------------------------------------------------------------------------------
Net cash provided (used) by investing activities           (2,417)       2,032
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (4,393)         384
Cash and cash equivalents at beginning of period            5,548        5,591
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $1,155       $5,975
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation. The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings, see Part II - Item I. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1997.

The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1998 will be met principally by the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income received on investment securities and cash equivalents.

NOTE 2 - LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation liabilities described in Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At March 31, 1998, the litigation and contingency reserves were $2,272,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $79,088,000 at March 31, 1998. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

See Part II - Item 1 - Legal Proceedings, for a discussion of Supervisory Goodwill Litigation.

NOTE 3 - CASH AND CASH EQUIVALENTS

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4 - Receivable From Home Holdings, Inc.

In 1991, the Company sold its entire interest in The Home Insurance Company and its subsidiaries to Home Holdings, Inc. ("Home Holdings"). As part of the sale proceeds, Home Holdings agreed to pay $48 million to the Company over a period of years to meet certain specified future obligations of the Company, as incurred, relating to tax issues, litigation and administrative expenses. The Company has collected the portion of this receivable with respect to litigation and administrative expenses. The Company's remaining receivable at March 31, 1998 is at least $12,728,000, and relates principally to tax issues.

On or about January 15, 1998, Home Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Home Holdings also filed a pre-arranged plan of reorganization under Chapter 11 (the "Bankruptcy Plan"). According to the Bankruptcy Plan and disclosure statement, general unsecured creditors of Home Holdings, including the Company, were to receive a projected future recovery of approximately 38.3% of the amounts owed to them.

The Company filed with the United States Bankruptcy Court ("Bankruptcy Court") an objection to the Bankruptcy Plan. Thereafter, Home Holdings filed a Second Amended Plan (the "Amended Plan") on April 29, 1998. According to the Amended Plan, Home Holdings proposes to leave the Company's claim unimpaired, which means that the Company would retain its rights to seek the full amount of its outstanding receivable from Home Holdings after the Amended Plan is confirmed, and not be limited to a recovery of approximately 38.3%. The Company disagrees with the characterization of its claim as unimpaired. The Company is currently reviewing the Amended Plan, and must file its objections, if any, by May 14, 1998. Based on the Company's current analysis of the information available at this time, no allowance for doubtful accounts has been provided as of March 31, 1998 or December 31, 1997.

Home Holdings has scheduled the Company's outstanding receivable from Home Holdings as a contingent general unsecured claim in the amount of $11,703,136. The Company disagrees with Home Holdings' characterization of its receivable as contingent, and also with the amount of the outstanding receivable. The Company has filed, in connection with the Home Holdings bankruptcy case, a Proof of Claim ("Proof of Claim") for all damages, which is significantly in excess of $12,728,000. The Bankruptcy Court has scheduled a hearing date for July 1998 to determine the allowed amount of the Company's Proof of Claim.

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

Investment securities - available for sale generally consist of investments in equity securities held for an indefinite period and were carried at fair value with net unrealized gains and losses reported in a separate component of stockholders' equity. At March 31, 1998 and December 31, 1997 investment securities - available for sale consist of $100,000 of convertible preferred stock in AMDG, Inc., which the Company purchased through a private placement in December 1997.

Investment securities at March 31 and December 31 consist of the following:
=============================================================================
                                1998                             1997
                  ----------------------------    ---------------------------
                                       Cost or                         Cost or
                  Carrying  Amortized     Fair    Carrying  Amortized     Fair
(in thousands)       Value       Cost    Value       Value       Cost    Value
==============================================================================
Held to Maturity:
   U.S. Treasury
     Bills         $47,370    $47,370  $47,374     $44,310    $44,310  $44,276
Available for Sale:
   Equity Securities   100        100      100         100        100      100
------------------------------------------------------------------------------
                   $47,470    $47,470  $47,474     $44,410    $44,410  $44,376
==============================================================================

The gross unrealized  gains and losses on investment  securities at March 31 and
December 31 consist of the following:
==============================================================================

(IN THOUSANDS)                                          1998              1997
==============================================================================
Held to Maturity - Gross unrealized gains (losses)    $    4            $  (34)
Available for Sale - Gross unrealized gains (losses)       -                 -
==============================================================================

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - EARNINGS PER SHARE

The  calculation  of basic  earnings per share and dilutive  earnings per share, including the effect of dilutive securities,  for the periods ended March 31, is as follows:
==============================================================================
                                                          1998
                                        --------------------------------------
                                              LOSS         SHARES    PER SHARE
(IN THOUSANDS EXCEPT PER SHARE DATA)   (NUMERATOR)  (DENOMINATOR)      AMOUNT
==============================================================================
BASIC EARNINGS PER SHARE:
Net loss                                    $ (303)        44,534       $(0.01)
                                               ===                        ====

EFFECT OF DILUTIVE SECURITIES:
Assumed stock option exercise                    -          1,727            -
                                                            -----

DILUTED EARNINGS PER SHARE:
Net loss and assumed conversions            $ (303)        46,261       $(0.01)
==============================================================================

==============================================================================
                                                          1997
                                        --------------------------------------
                                            INCOME         SHARES    PER SHARE
(IN THOUSANDS EXCEPT PER SHARE DATA)    (NUMERATOR)  (DENOMINATOR)      AMOUNT
==============================================================================
BASIC EARNINGS PER SHARE:
Net income                                  $  422         44,534       $ 0.01
                                               ===                        ====

EFFECT OF DILUTIVE SECURITIES:
Assumed stock option exercise                    -          1,688            -
                                                            -----

DILUTED EARNINGS PER SHARE:
Net income and assumed conversions          $  422         46,222       $ 0.01
==============================================================================

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional  information regarding cash flow for the quarter ended March 31 is as follows:
==============================================================================
(in thousands)                                                1998        1997
==============================================================================
Cash received (paid) during the period:
Income taxes refunded (paid), net                           $  (74)     $  402
==============================================================================

Income taxes refunded, net in 1997, include $475,000 of taxes refunded as a result of an overpayment to the Internal Revenue Service ("IRS") for 1988 through 1991 tax years.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - INCOME TAXES

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $33 million, as of March 31, 1998 and December 31, 1997, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the anticipated tax effects of approximately $170 million of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the OTS's December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and proposed Treasury Reg. ss.1.597-4(g), the Company had previously filed its 1992 through 1996 federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. ss.1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. ss.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

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

The Company anticipates that, as a result of filing consolidated with Carteret FSB, approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB. The NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB would expire no earlier than 2007, and would be available to offset future taxable income, in addition to the $30 million of NOL carryforwards as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Item 8 - Note 11.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1992, the IRS and the Company do not agree with respect to only two issues, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and the Company's entitlement to Fresh Start transition relief under certain insurance company tax provisions of the Tax Reform Act of 1986 (other insurance industry taxpayers face similar issues under the Fresh Start provision). The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

The Company has a reserve for income taxes of $79,088,000 at March 31, 1998. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

During the first quarter of 1997, the Company received a $475,000 income tax refund, as a result of an overpayment to the IRS for the 1988 through 1991 tax years. This amount was recorded as an income tax benefit in the first quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at March 31, 1998 aggregated $62,865,000, consisting principally of cash and cash equivalents of $1,155,000, investment securities of $47,470,000, and a receivable from Home Holdings, Inc. ("Home Holdings"). On or about January 15, 1998, Home Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. See Item 1 - Note 4 to the Company's consolidated financial statements for a further discussion regarding the Company's receivable from Home Holdings. At March 31, 1998, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $25,484,000.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1992, the IRS and the Company do not agree with respect to only two issues, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City, and the Company's entitlement to Fresh Start transition relief under certain insurance company tax provisions of the Tax Reform Act of 1986 (other insurance industry taxpayers face similar issues under the Fresh Start provision). The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana"), in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary were subject to United States tax withholding. The IRS appealed this decision (Northern Indiana Public Service Co.
v. Commissioner) to the United States Court of Appeals for the 7th Circuit (the "Appeals Court"). The Appeals Court recently affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

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

With respect to the Fresh Start issue, on March 13, 1996, the IRS issued a deficiency notice to the Company on the Fresh Start issue which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. On June 7, 1996, the Company filed a petition with the United States Tax Court (the "Tax Court") to dispute the entire amount of the asserted deficiency and to redetermine the tax, and on July 23, 1996, the IRS filed its answer. The IRS and the Company began engaging in the informal discovery process customary in the Tax Court.

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

Because it was expected that the Supreme Court would address the reserve strengthening issue, the Company and the IRS advised the Tax Court in the Company's own case that, in the interests of efficiency, further informal discovery and negotiation of a stipulation of facts had been deferred pending the Supreme Court's ruling in Atlantic Mutual.

On April 21, 1998, the Supreme Court decided the Fresh Start issue against Atlantic Mutual, agreeing with the government in upholding the IRS' regulation which defines reserve strengthening for purposes of the Fresh Start transition rule. The opinion was approved by nine justices without dissent. The Supreme Court's decision in favor of the IRS in the Atlantic Mutual case has a substantial adverse effect on the Company's own case pending in the Tax Court, but at this time, the effect has not been quantified.

The Company has a reserve for income taxes of $79,088,000 at March 31, 1998. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) and Fresh Start.

At March 31, 1998, the litigation and contingency reserves were $2,272,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

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

The cash needs of the Company for the first three months of 1998 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 1998.

For the three months ended March 31, 1998, cash of $1,976,000 was used by operations, including the payment of prior year accruals, and the payment of operating expenses partially offset by the receipt of interest income. For the three months ended March 31, 1997, cash of $1,648,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by a $475,000 tax refund and the receipt of interest income.

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

There were no material commitments for capital expenditures as of March 31, 1998.

RESULTS OF OPERATIONS

Summarized  financial  information  of the Company for the first  quarter  ended
March 31 is as follows:
==============================================================================
(in thousands)                                               1998         1997
==============================================================================
Operating expenses:
Compensation and benefits                                  $  514       $  516
Professional and outside services                             270           61
Insurance                                                      23           35
Occupancy                                                      21           22
Other operating                                                43           38
------------------------------------------------------------------------------
                                                              871          672
------------------------------------------------------------------------------
Operating loss                                               (871)        (672)
------------------------------------------------------------------------------
Interest income                                               632          689
------------------------------------------------------------------------------
Income (loss) before income taxes                            (239)          17
Income tax (expense) benefit                                  (64)         405
------------------------------------------------------------------------------

NET INCOME (LOSS)                                          $ (303)      $  422
==============================================================================

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1998 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded a net loss of $303,000, or $0.01 per share for the first quarter ended March 31, 1998.

The Company recorded net income of $422,000 in the first quarter ended March 31, 1997, which includes a $475,000 income tax benefit, as further described in Financial Condition, above. Excluding the $475,000 income tax benefit, the Company would have reported a net loss of $53,000 for the first quarter ended March 31, 1997.

Professional and outside services increased to $270,000 in the first quarter ended March 31, 1998, compared to $61,000 in the respective 1997 period. This increase was primarily the result of legal fees incurred with current legal proceedings.

Insurance expenses decreased to $23,000 in the first quarter ended March 31, 1998, from $35,000 in the same 1997 period, due to management's continued renegotiation of insurance programs.

Interest income was $632,000 in the first quarter, compared to $689,000 in the respective 1997 period. The decrease was primarily attributable to a lower average level of cash equivalents and investment securities.

The income tax provision of $64,000 in the first quarter ended March 31, 1998 is primarily attributable to a provision for state taxes. The income tax benefit of $405,000 in the first quarter of 1997 is attributable to a $475,000 income tax refund, as further described in Financial Condition, above, and a provision for state taxes of $70,000. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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
      Attention:  Shareholder Services
      (800) 937-5449 OR (718) 921-8200

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 13 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings, including, but not limited to, the following:

Disputes with Internal Revenue Service.

    Fresh Start. The one issue remaining for tax year 1987 is the Company's entitlement to Fresh Start transition relief under certain insurance company tax provisions of the Tax Reform Act of 1986 (other insurance industry taxpayers face similar issues under the Fresh Start provision). On March 13, 1996, the IRS issued a deficiency notice to the Company on the Fresh Start issue which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. On June 7, 1996, the Company filed a petition with the United States Tax Court ("Tax Court") to dispute the entire amount of the asserted deficiency and to redetermine the tax, and on July 23, 1996, the IRS filed its answer. The IRS and the Company began engaging in the informal discovery process customary in the Tax Court.

    On July 22, 1997, another insurance company taxpayer, Atlantic Mutual Insurance Company ("Atlantic Mutual"), filed a petition for certiorari in its own case seeking review of the Fresh Start issue by the United States Supreme Court ("Supreme Court"). The Supreme Court granted the petition on October 20, 1997, received briefs and heard oral argument on March 2, 1998.

    Because it was expected that the Supreme Court would address the reserve strengthening issue, the Company and the IRS advised the Tax Court in the Company's own case that, in the interests of efficiency, further informal discovery and negotiation of a stipulation of facts had been deferred pending the Supreme Court's ruling in Atlantic Mutual.

    On April 21, 1998, the Supreme Court decided the Fresh Start issue against Atlantic Mutual, agreeing with the government in upholding the IRS' regulation which defines reserve strengthening for purposes of the Fresh Start transition rule. The opinion was approved by nine justices without dissent. The Supreme Court's decision in favor of the IRS in the Atlantic Mutual case has a substantial adverse effect on the Company's own case pending in the Tax Court but, at this time, the effect has not been quantified.

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

    27.  Financial Data Schedule

(b) Form 8-K

    None




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASE CORPORATION







BY  JOHN P. FERRARA
    Vice President, Chief Financial Officer
    and Controller
    (PRINCIPAL FINANCIAL AND
    ACCOUNTING OFFICER)

Date:  May 15, 1998

                           EXHIBIT INDEX


Exhibit
  No.                  Description
-------                -----------

  27                Financial Data Schedule