Form 10-Q
period 1998-06-30
AMBASE CORP
filed 1998-07-31
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the quarterly period ended June 30, 1998

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

YES     X        NO

At June 30, 1998, there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 1998

CROSS REFERENCE SHEET FOR
PARTS I AND II                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................13

Item 2.  Changes in Securities..............................................14

Item 3.  Defaults Upon Senior Securities....................................14

Item 4.  Submission of Matters to a Vote of Security Holders................14

Item 5.  Other Information..................................................14

Item 6.  Exhibits and Reports on Form 8-K...................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  SECOND QUARTER AND SIX MONTHS ENDED JUNE 30
                                  (UNAUDITED)


==============================================================================
(in thousands,                         Second Quarter            Six Months
except per share data)                1998         1997        1998       1997
==============================================================================
OPERATING EXPENSES:
Compensation and benefits          $   444      $   476     $   958    $   992
Professional and outside services      380          131         650        192
Insurance                               22           36          45         71
Occupancy                               22           21          43         43
Other operating                         12           43          55         81
------------------------------------------------------------------------------
                                       880          707       1,751      1,379
------------------------------------------------------------------------------
Operating loss                        (880)        (707)     (1,751)    (1,379)
------------------------------------------------------------------------------
Interest income                        593          663       1,225      1,352
------------------------------------------------------------------------------
Loss before income taxes              (287)         (44)       (526)       (27)
Income tax (expense) benefit           (64)         (70)       (128)       335
------------------------------------------------------------------------------

NET INCOME (LOSS)                  $  (351)     $  (114)    $  (654)   $   308
==============================================================================

EARNINGS PER COMMON SHARE:
Net income (loss) - basic          $ (0.01)     $     -     $ (0.02)   $  0.01
Net income (loss) assuming dilution  (0.01)           -       (0.02)      0.01
==============================================================================

AVERAGE SHARES OUTSTANDING          44,534       44,534      44,534     44,534
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


==============================================================================
                                                      June 30,    December 31,
                                                          1998            1997
(in thousands)                                      (unaudited)
==============================================================================
ASSETS
Cash and cash equivalents                            $   2,072       $   5,548
Investment securities - held to maturity (market
   value $33,224 and $44,276, respectively)             33,215          44,310
Receivable from Home Holdings, Inc.                     12,728          12,736
Investment in SDG, Inc. at cost                          1,250           1,250
Other assets                                               332             426
------------------------------------------------------------------------------

TOTAL ASSETS                                         $  49,597       $  64,270
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities             $     326       $   1,550
Supplemental retirement plan                             4,972           4,865
Postretirement welfare benefits                          1,349           1,412
Other liabilities                                          172             196
Litigation and contingency reserves                      2,225           2,340
Income tax reserves                                     66,388          79,088
------------------------------------------------------------------------------
Total liabilities                                       75,432          89,451
------------------------------------------------------------------------------
Commitments and contingencies                                -               -
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                               447             447
Paid-in capital                                        547,712         547,712
Accumulated deficit                                   (573,347)       (572,693)
Treasury stock                                            (647)           (647)
------------------------------------------------------------------------------
Total stockholders' equity                             (25,835)        (25,181)
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  49,597       $  64,270
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements. See Note 4 for further information with regard to the Company's receivable from Home Holdings, Inc.

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30

==============================================================================

(in thousands)                                               1998         1997
==============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $   (654)    $    308
Adjustments to reconcile net income (loss) to
   net cash used by operations:
Other assets                                                   58           (2)
Accounts payable and accrued liabilities                   (1,224)      (1,238)
Litigation and contingency reserves uses                     (115)        (321)
Income tax reserves uses                                  (12,700)           -
Other liabilities                                             (24)        (278)
Interest income - investment securities                    (1,170)      (1,236)
Other, net                                                     46          (13)
------------------------------------------------------------------------------
Net cash used by operating activities                     (15,783)      (2,780)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities - held to maturity     39,692        5,450
Purchases of investment securities - held to maturity     (27,428)      (3,508)
Proceeds from Home Holdings, Inc. receivable                    8          275
Other, net                                                     35          (25)
------------------------------------------------------------------------------
Net cash provided by investing activities                  12,307        2,192
------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (3,476)        (588)
Cash and cash equivalents at beginning of period            5,548        5,591
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  2,072     $  5,003
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings, see Part II - Item 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 2 - LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation  liabilities  described  in  Part  II -  Item  1,  and  the  inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At June 30, 1998, the litigation and contingency reserves, other than for income tax issues, were $2,225,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $66,388,000 at June 30, 1998. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

See Note 8 and Item 2 - Financial Condition for information regarding the Company's June 1998 payment to the IRS for tax and estimated interest, in full satisfaction of the Company's Fresh Start tax liability and utilization of net operating loss carryforwards.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


See Note 4 for further information regarding the Company's receivable from Home Holdings, Inc. ("Home Holdings") and the Company's continuing rights to pursue certain disputed claims against Home Holdings pursuant to the Home Holdings bankruptcy case proceedings.

See Part II - Item 1 - Legal Proceedings, for a discussion of Supervisory Goodwill Litigation.

NOTE 3 - CASH AND CASH EQUIVALENTS

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents.

NOTE 4 - RECEIVABLE FROM HOME HOLDINGS, INC.

In 1991, the Company sold its entire interest in The Home Insurance Company ("Home Insurance") and its subsidiaries to Home Holdings, Inc. ("Home Holdings") pursuant to an agreement between the Company, Home Insurance and Home Holdings (then known as TVH Acquisition Corporation) dated as of September 28, 1990 (as amended the "Stock Purchase Agreement"). As part of the sale proceeds, Home Holdings agreed to pay $48 million to the Company over a period of years to meet certain specified obligations of the Company, as incurred, relating to tax issues, litigation and administrative expenses. The Company had collected the portion of this receivable with respect to litigation and administrative expenses. As of January 15, 1998, the Company believed that the remaining receivable, related principally to tax issues, was at least $12,728,000.

On January 15, 1998, Home Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). Home Holdings scheduled the Company's outstanding receivable from Home Holdings as a contingent general unsecured claim in the amount of $11,703,136. The Company disagreed with Home Holdings' characterization of its receivable as contingent, and also with the amount of the outstanding receivable. The Company filed, in connection with the Home Holdings bankruptcy case, a proof of claim ("Proof of Claim") for all damages, which was significantly in excess of $12,728,000.

On January 15, 1998, Home Holdings filed, along with its petition, a pre-arranged plan of reorganization under Chapter 11 (the "Plan"). According to Home Holdings' Plan and accompanying disclosure statement, general unsecured creditors of Home Holdings, including the Company, were to receive a projected future recovery of approximately 38.3% of the amounts owed to them.

The Company filed with the United States Bankruptcy Court ("Bankruptcy Court") an objection to the Plan. Thereafter, Home Holdings filed a Second Amended Plan (the "Amended Plan"). According to the Amended Plan, Home Holdings purported to leave the Company's claim unimpaired, which means that the Company would retain its rights to seek the full amount of its outstanding receivable from Home Holdings after the Amended Plan was confirmed, and would not be limited to a recovery of approximately 38.3%. The Company disagreed with the characterization of its claim as unimpaired, and filed an objection to the Amended Plan.

Home Holdings then filed a number of amended plans, culminating in the Revised Third Amended and Restated Plan of Reorganization (the "Revised Plan"), to which the Company agreed. The Revised Plan was confirmed by order of the Bankruptcy Court dated June 9, 1998, and was declared effective on July 29, 1998.

Pursuant to the Revised Plan, on July 30, 1998, the Company received $15.2 million in full satisfaction of all of the Company's claims relating to Home Holdings other than certain disputed claims relating to Section 7.4(c)(iii) of the Stock Purchase Agreement (the "Disputed Claims"). The Company's rights against Home Holdings in respect of the Disputed Claims are preserved and survive the effective date of the Revised Plan, and the Company may pursue any such claims in federal or state court. The Revised Plan further provides credit support for any amounts due the Company on account of the Disputed Claims in the form of a Keepwell Agreement provided by Zurich Reinsurance Center Holdings. On the effective date of the Revised Plan, the Company withdrew its Proof of Claim and exchanged cross releases with Home Holdings and various other parties.

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

Investment securities - held to maturity  at June 30 and December 31 consist of the following:
===============================================================================
                                1998                             1997
                  ---------------------------      ----------------------------
                                       Cost or                          Cost or
                  Carrying  Amortized     Fair     Carrying  Amortized     Fair
(in thousands)       Value       Cost    Value        Value       Cost    Value
===============================================================================
U.S. Treasury
   Bills           $33,215    $33,215  $33,224      $44,310    $44,310  $44,276
===============================================================================

The gross  unrealized  gains and losses on investment  securities at June 30 and
December 31 consist of the following:
===============================================================================
(IN THOUSANDS)                                           1998              1997
===============================================================================
Held to Maturity - Gross unrealized gains (losses)      $   9            $  (34)
===============================================================================

Other investment securities at June 30, 1998 and December 31, 1997 consist of $100,000 of convertible preferred stock in AMDG, Inc., that the Company purchased through a private placement in December 1997, is classified as other assets and carried at cost which approximates market value.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - EARNINGS PER SHARE

The  calculation  of basic  earnings per share and dilutive  earnings per share, including  the effect of  dilutive  securities,  for the second  quarter and six months ended June 30, is as follows:
===============================================================================
                Quarter Ended June 30, 1998     Six Months Ended June 30, 1998
             --------------------------------  --------------------------------
(in thousands                             Per                               Per
except per          Loss       Shares   Share         Loss        Shares  Share
share data)  (Numerator)(Denominator)  Amount  (Numerator) (Denominator) Amount
===============================================================================
BASIC EARNINGS
  PER SHARE:
Net loss        $ (351)     44,534     $(0.01)   $ (654)       44,534    $(0.02)
                   ===                   ====       ===                    ====
EFFECT OF
  DILUTIVE
  SECURITIES:
Assumed stock
  option
  exercise                   1,711                    -         1,719         -
                             -----                              -----
DILUTED EARNINGS
  PER SHARE:
Net loss and
  assumed
  conversions   $ (351)     46,245     $(0.01)   $ (654)       46,253    $(0.02)
===============================================================================

===============================================================================
                Quarter Ended June 30, 1997     Six Months Ended June 30, 1997
             --------------------------------  --------------------------------
(in thousands                             Per                               Per
except per          Loss       Shares   Share       Income        Shares  Share
share data)  (Numerator)(Denominator)  Amount  (Numerator) (Denominator) Amount
===============================================================================
BASIC EARNINGS
  PER SHARE:
Net income
  (loss)        $(114)      44,534     $    -    $  308        44,534    $ 0.01
                  ===                     ===       ===                    ====
EFFECT OF
  DILUTIVE
  SECURITIES:
Assumed stock
  option
  exercise          -        1,686          -         -         1,675         -
                             -----                              -----
DILUTED EARNINGS
  PER SHARE:
Net income
  (loss) and
  assumed
  conversions   $(114)      46,220     $    -    $  308        46,209    $ 0.01
===============================================================================

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional  information  regarding cash flow for the six months ended June 30 is as follows:
===============================================================================
(in thousands)                                                1998         1997
===============================================================================
Cash received (paid) during the period:
Income taxes refunded (paid), net                         $(12,861)      $  300
===============================================================================

Income taxes paid, net in 1998 include $12,700,000 for tax and estimated interest paid to the Internal Revenue Service ("IRS") in full satisfaction of the Company's Fresh Start tax liability. See Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Fresh Start for further information.

Income taxes refunded, net in 1997, include $475,000 of taxes refunded as a result of an overpayment to the IRS for 1988 through 1991 tax years.

                      AMBASE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - INCOME TAXES

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $28 million, as of June 30, 1998 and $33 million as of December 31, 1997, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the Office of Thrift Supervision's ("OTS") December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and proposed Treasury Reg. ss.1.597-4(g), the Company had previously filed its 1992 through 1996 federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. ss.1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. ss. 1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

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

The Company anticipates that, as a result of filing consolidated federal income tax returns with Carteret FSB, approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB, which would expire no earlier than 2007, and would be available to offset future taxable income, in addition to the $30 million of NOL carryforwards as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Item 8 - Note 11.

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest in full satisfaction of the Company's Fresh Start tax liability. In connection with the Company's payment to the IRS, the Company also utilized approximately $40 million of NOL's. As a result, the Company has remaining NOL carryforwards of approximately $15 million expiring beginning in 2008, and $145 million of additional NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB expiring no earlier than 2007. See Item 2 - Financial Condition and Part II - Item 1 Legal Proceedings, Disputes with Internal Revenue Service for further information regarding the Company's payment to the IRS in connection with the Fresh Start tax proceeding.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1992, the IRS and the Company disagree only with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

The Company has a reserve for income taxes of $66,388,000 at June 30, 1998. For a further discussion, see Part II Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

During the first quarter of 1997, the Company received a $475,000 income tax refund, as a result of an overpayment to the IRS for the 1988 through 1991 tax years. This amount was recorded as an income tax benefit in the first quarter ended March 31, 1997.

NOTE 9 - SUBSEQUENT EVENT

As more fully discussed in Note 4, the Home Holdings Revised Plan became effective on July 29, 1998 and on July 30, 1998 the Company received $15,200,000 pursuant to Home Holdings Revised Plan, in full satisfaction of all of the Company's claims relating to Home Holdings other than certain Disputed Claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at June 30, 1998 aggregated $49,597,000, consisting principally of cash and cash equivalents of $2,072,000 and investment securities of $33,215,000 and a receivable from Home Holdings, Inc. ("Home Holdings") of $12,728,000. At June 30, 1998, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $25,835,000.

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest in full satisfaction of the Company's Fresh Start tax liability. This amount was previously reserved for as part of the Company's income tax reserves account. See Note 8 for a more complete discussion regarding the Company's payment to the IRS in connection with the Fresh Start tax proceeding and utilization of net operating loss carryforwards.

Pursuant to the Home Holdings Revised Third Amended and Restated Plan of Reorganization (the "Revised Plan"), on July 30, 1998 the Company received $15,200,000 in full satisfaction of all the Company's claims relating to Home Holdings other than certain disputed claims. See Item 1 - Note 4 for further information regarding the Company's receivable from Home Holdings.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company also contractually assumed certain tax liabilities of The Home and its subsidiaries from September 1985 through 1989. For all periods through 1992, the IRS and the Company disagree only with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

The Company has a reserve for income taxes of $66,388,000 at June 30, 1998. For a further discussion, see Part II Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

At June 30, 1998, the litigation and contingency reserves, other than for income tax issues, were $2,225,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

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

The cash needs of the Company for the first six months of 1998 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. On July 30, 1998 the Company received $15,200,000 pursuant to the Home Holdings Revised Plan. Management believes that the Company's cash resources are sufficient to continue operations for 1998.

For the six months ended June 30, 1998, cash of $15,783,000 was used by operations, including the payment of $12,700,000 to the IRS for the Company's Fresh Start tax liability, the payment of prior year accruals, and the payment of operating expenses partially offset by the receipt of interest income. For the six months ended June 30, 1997, cash of $2,780,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by a $475,000 tax refund and the receipt of interest income.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II
Item 1. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursuing all sources of contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/ or by developing new operations.

There were no material commitments for capital expenditures as of June 30, 1998.

RESULTS OF OPERATIONS

Summarized  financial  information of the Company for the second quarter and six months ended June 30 is as follows:
==============================================================================
                                        Second Quarter           Six Months
(in thousands)                         1998        1997       1998        1997
==============================================================================
Operating expenses:
Compensation and benefits            $  444      $  476    $   958     $   992
Professional and outside services       380         131        650         192
Insurance                                22          36         45          71
Occupancy                                22          21         43          43
Other operating                          12          43         55          81
------------------------------------------------------------------------------
                                        880         707      1,751       1,379
------------------------------------------------------------------------------
Operating loss                         (880)       (707)    (1,751)     (1,379)
------------------------------------------------------------------------------
Interest income                         593         663      1,225       1,352
------------------------------------------------------------------------------
Loss before income taxes               (287)        (44)      (526)        (27)
Income tax benefit (expense)            (64)        (70)      (128)        335
------------------------------------------------------------------------------

NET INCOME (LOSS)                    $ (351)     $ (114)   $  (654)    $   308
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

The Company recorded a net loss of $351,000, or $0.01 per share and $654,000, or $0.02 per share for the second quarter and six months ended June 30, 1998, respectively.

The Company recorded a net loss of $114,000 and recorded net income of $308,000, or $0.01 per share, in the second quarter and six month periods ended June 30, 1997, respectively. The 1997 six month period includes a $475,000 income tax benefit, as further described in Financial Condition, above. Excluding the $475,000 income tax benefit, the Company would have reported a loss from continuing operations of $167,000 in the six month period ended June 30, 1997.

Compensation and benefits decreased to $444,000 and $958,000 in the second quarter and six month periods ended June 30, 1998, respectively, compared with $476,000 and $992,000 for the comparable 1997 periods The decrease in the 1998 periods is due to a decrease in compensation costs in the 1998 periods compared with the respective 1997 periods.

Professional and outside services increased to $380,000 and $650,000 in the second quarter and six months ended June 30, 1998, respectively, compared to $131,000 and $192,000 in the respective 1997 periods. This increase was primarily the result of legal fees incurred attributable to the Home Holdings bankruptcy case.

Insurance expenses decreased to $22,000 and $45,000 in the second quarter and six months ended June 30, 1998, respectively, from $36,000 and $71,000 in the same 1997 periods, due to management's continued renegotiation of insurance programs.

Interest income in the second quarter and six months ended June 30, 1998 decreased to $593,000 and $1,225,000, respectively, from $663,000 and $1,352,000 in the respective 1997 periods. The decrease was primarily attributable to a lower average level of cash equivalents and investment securities.

The income tax provision of $64,000 and $128,000 in the second quarter and six months ended June 30, 1998, respectively, is primarily attributable to a provision for state taxes. The income tax provision of $70,000 in the second quarter ended June 30, 1997 is primarily attributable to a provision for state taxes. The income tax benefit of $335,000 in the six month period ended June 30, 1997 is attributable to a $475,000 income tax refund, as further described in Financial Condition, above, and a provision for state taxes of $140,000. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

STOCKHOLDER INQUIRIES

Stockholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; (vi) proxy material; and (vii) information regarding stock holdings, should be directed to:

      AMERICAN STOCK TRANSFER AND TRUST COMPANY
      40 Wall Street, 46th Floor
      New York, NY  10005
      Attention:  Shareholder Services
      (800) 937-5449 OR (718) 921-8200

In addition, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission EDGAR Database over the Internet.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 13 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1997 and in AmBase's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings including, but not limited to, the following:

Marshall Manley v. AmBase Corporation. Oral argument on Manley's Motion for Summary Judgment and the Company's motion to strike Manley's affirmative defenses was held on May 15, 1998. The court denied both motions. The case is currently scheduled for trial in October 1998.

Disputes with Internal Revenue Service.

    Fresh Start. The one issue remaining for tax year 1987 was the Company's entitlement to Fresh Start transition relief under certain insurance company tax provisions of the Tax Reform Act of 1986 (other insurance industry taxpayers face similar issues under the Fresh Start provision). On March 13, 1996, the IRS issued a deficiency notice to the Company on the Fresh Start issue which asserts an increase in tax for the year 1987. If the IRS is successful, the amount of the deficiency would be material. On June 7, 1996, the Company filed a petition with the United States Tax Court ("Tax Court") to dispute the entire amount of the asserted deficiency and to redetermine the tax, and on July 23, 1996, the IRS filed its answer. The IRS and the Company began engaging in the informal discovery process customary in the Tax Court.

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

    On April 21, 1998, the Supreme Court decided the Fresh Start issue against Atlantic Mutual, agreeing with the government in upholding the IRS' regulation which defines reserve strengthening for purposes of the Fresh Start transition rule. The opinion was approved by nine justices without dissent. The Supreme Court's decision in favor of the IRS in the Atlantic Mutual case has a substantial adverse effect on the Company's own case pending in the Tax Court.

    Based on the Supreme Court's decision in the Atlantic Mutual case and discussion with the Company's outside advisors, on June 10, 1998 the Company paid $12,700,000 to the IRS for tax and estimated interest in full satisfaction of the Company's Fresh Start tax liability. This amount was previously reserved for as part of the Company's income tax reserves account. In calculating the amount paid to the IRS, the Company also utilized approximately $40 million of its NOL carryforwards, as further described in Part I - Item 1 - Note 8.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on May 28, 1998, the following proposals were voted upon:

Stockholders approved the appointment of Price Waterhouse LLP as the independent accountants of the Company for the year ending December 31, 1998. The shares were voted as follows: 39,388,389 shares for and 691,839 against, with 53,637 shares abstaining. There were no broker non-votes.

Stockholders also approved an amendment to AmBase Corporation's 1993 Stock Incentive Plan, extending the termination date for the period during which awards may be granted under the 1993 Plan to May 28, 2008 from May 28, 1998, by a vote of 14,971,430 for the proposal and 3,741,564 against the proposal, with 182,223 shares abstaining. There were 21,238,648 broker non-votes.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.  Financial Data Schedule (only submitted to SEC in electronic format)

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


AMBASE CORPORATION




By  JOHN P. FERRARA
    Vice President, Chief Financial Officer
    and Controller
    (Principal Financial and
    Accounting Officer)

Date:  July 31, 1998

                           EXHIBIT INDEX


Exhibit
  No.                  Description
-------                -----------

  27  Financial Data Schedule - June 30, 1998
  27  Restated Financial Data Schedule - March 31, 1996
  27  Restated Financial Data Schedule - June 30, 1996
  27  Restated Financial Data Schedule - September 30, 1996
  27  Restated Financial Data Schedule - December 31, 1996