Form 10-Q
period 1998-09-30
AMBASE CORP
filed 1998-11-05
CIK 20639

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1998

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

YES  X         NO

At September 30, 1998, there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 1998

CROSS REFERENCE SHEET FOR
PARTS I and II                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................1

Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations...........9

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

Item 6.  Exhibits and Reports on Form 8-K...................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AMBASE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30
                                 (UNAUDITED)


==============================================================================
(in thousands,                       Third Quarter              Nine Months
except per share data)             1998         1997         1998         1997
==============================================================================
OPERATING EXPENSES:
Compensation and benefits        $  473         $ 472      $ 1,431     $ 1,464
Professional and outside services   127            73          777         265
Insurance                            20            22           65          93
Occupancy                            22            22           65          65
Other operating                      34            29           89         110
------------------------------------------------------------------------------
                                    676           618        2,427       1,997
------------------------------------------------------------------------------
Operating loss                     (676)         (618)      (2,427)     (1,997)
------------------------------------------------------------------------------
Interest income                     595           656        1,820       2,008
Other income                      2,500            55        2,500          55
------------------------------------------------------------------------------
Income before income taxes        2,419            93        1,893          66
Income tax (expense) benefit        (59)          (73)        (187)        262
------------------------------------------------------------------------------

NET INCOME                       $2,360         $  20      $ 1,706     $   328
==============================================================================

EARNINGS PER COMMON SHARE:
Net income - basic               $ 0.05         $  -       $ 0.04       $ 0.01
Net income - assuming dilution     0.05            -         0.04         0.01
==============================================================================

AVERAGE SHARES OUTSTANDING       44,534         44,534     44,534       44,534
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


==============================================================================
                                                 September 30,    December 31,
                                                          1998            1997
(in thousands)                                      (unaudited)
==============================================================================
ASSETS
Cash and cash equivalents                          $     606         $   5,548
Investment securities - held to maturity (market
   value $49,714 and $44,276, respectively)           49,642            44,310
Receivable from Home Holdings, Inc.                        -            12,736
Investment in SDG, Inc. at cost                        1,250             1,250
Other assets                                             333               426
------------------------------------------------------------------------------

TOTAL ASSETS                                       $  51,831         $  64,270
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued liabilities           $     233         $   1,550
Supplemental retirement plan                           5,025             4,865
Postretirement welfare benefits                        1,319             1,412
Other liabilities                                        162               196
Litigation and contingency reserves                    2,179             2,340
Income tax reserves                                   66,388            79,088
------------------------------------------------------------------------------
Total liabilities                                     75,306            89,451
------------------------------------------------------------------------------
Commitments and contingencies                              -                 -
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
Common stock                                             447               447
Paid-in capital                                      547,712           547,712
Accumulated deficit                                 (570,987)         (572,693)
Treasury stock                                          (647)             (647)
------------------------------------------------------------------------------
Total stockholders' equity                           (23,475)          (25,181)
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  51,831         $  64,270
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     AMBASE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30

==============================================================================

(in thousands)                                               1998         1997
==============================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  1,706     $    328
Adjustments to reconcile net income to
   net cash used by operations:
Other assets                                                   56            6
Accounts payable and accrued liabilities                   (1,317)      (1,206)
Litigation and contingency reserves uses                     (161)        (412)
Income tax reserves                                       (12,700)           -
Other liabilities                                              34         (290)
Amortization of discount - investment securities           (1,749)      (1,832)
Other, net                                                     57            5
------------------------------------------------------------------------------
Net cash used by operating activities                     (14,074)      (3,401)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities - held to maturity     44,746       34,550
Purchases of investment securities - held to maturity     (48,329)     (29,711)
Proceeds from Home Holdings, Inc. receivable               12,708          368
Other, net                                                      7          (25)
------------------------------------------------------------------------------
Net cash provided by investing activities                   9,132        5,182
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (4,942)       1,781
Cash and cash equivalents at beginning of period            5,548        5,591
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    606     $  7,372
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

Note 2 - Legal Proceedings

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation  liabilities  described  in  Part  II -  Item  1,  and  the  inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At September 30, 1998, the litigation and contingency reserves, other than for income tax issues, were $2,179,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $66,388,000 at September 30, 1998. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

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

Pursuant to the Revised Plan, on July 30, 1998, the Company received $15,200,000 in full satisfaction of all of the Company's claims relating to Home Holdings other than certain disputed claims relating to Section 7.4(c)(iii) of the Stock Purchase Agreement (the "Disputed Claims"). The Company's rights against Home Holdings in respect of the Disputed Claims are preserved and survive the effective date of the Revised Plan, and the Company may pursue any such claims in federal or state court. The Revised Plan further provides credit support for any amounts due the Company on account of the Disputed Claims in the form of a Keepwell Agreement provided by Zurich Reinsurance Centre Holdings. On the effective date of the Revised Plan, the Company withdrew its Proof of Claim and exchanged releases with Home Holdings and various other parties.

NOTE 5 - INVESTMENT SECURITIES

Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment  securities - held to maturity at September 30, 1998 and December 31,
1997 consist of the following:
===============================================================================
                      September 30, 1998                December 31, 1997
                  ---------------------------      ----------------------------
                                       Cost or                          Cost or
                  Carrying  Amortized     Fair     Carrying  Amortized     Fair
(in thousands)       Value       Cost    Value        Value       Cost    Value
===============================================================================
U.S. Treasury
   Bills           $49,642    $49,642  $49,714      $44,310    $44,310  $44,276
===============================================================================

The gross unrealized gains (losses) on investment securities at September 30 and
December 31 consist of the following:
===============================================================================
(IN THOUSANDS)                                           1998              1997
===============================================================================
Held to Maturity - Gross unrealized gains (losses)      $  72            $  (34)
===============================================================================

Other investment securities at September 30, 1998 and December 31, 1997 consist of $100,000 of convertible preferred stock in AMDG, Inc., that was purchased through a private placement in December 1997, is classified as other assets and is carried at cost which approximates market value.

NOTE 6 - EARNINGS PER SHARE

The  calculation  of basic  earnings per share and dilutive  earnings per share, including  the effect of  dilutive  securities,  for the third  quarter and nine months ended September 30, is as follows:
===============================================================================
               Quarter Ended Sept. 30, 1998    Nine Months Ended Sept. 30, 1998
             --------------------------------  --------------------------------
(in thousands                             Per                               Per
except per        Income       Shares   Share       Income        Shares  Share
share data)  (Numerator)(Denominator)  Amount  (Numerator) (Denominator) Amount
===============================================================================
BASIC EARNINGS
  PER SHARE:
Net income      $2,360      44,534     $ 0.05    $1,706       44,534     $ 0.04
                 =====                   ====     =====                    ====
EFFECT OF
  DILUTIVE
  SECURITIES:
Assumed stock
  option
  exercise                   1,684          -                  1,709          -
                            ------       ----                 ------       ----
DILUTED EARNINGS
  PER SHARE:
Net loss and
  assumed
  conversions   $2,360      46,218     $ 0.05    $1,706       46,243     $ 0.04
===============================================================================

===============================================================================
               Quarter Ended Sept. 30, 1997    Nine Months Ended Sept. 30, 1997
             --------------------------------  --------------------------------
(in thousands                             Per                               Per
except per        Income       Shares   Share       Income        Shares  Share
share data)  (Numerator)(Denominator)  Amount  (Numerator) (Denominator) Amount
===============================================================================
BASIC EARNINGS
  PER SHARE:
Net income
  (loss)        $   20      44,534     $    -    $  328       44,534     $ 0.01
                 =====                              ===
EFFECT OF
  DILUTIVE
  SECURITIES:
Assumed stock
  option
  exercise                   1,695          -                  1,678          -
                            ------       ----                  -----       ====
DILUTED EARNINGS
  PER SHARE:
Net income
  (loss) and
  assumed
  conversions   $   20      46,229     $    -    $  328       46,212     $ 0.01
===============================================================================

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional  information  regarding cash flow for the nine months ended September
30 is as follows:
===============================================================================
(in thousands)                                                1998         1997
===============================================================================
Cash received (paid) during the period:
Income taxes refunded (paid), net                         $(12,893)      $  265
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

                      AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


Note 8 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Statement 109 requires that net deferred tax assets be recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. Under Statement 109, the Company has calculated a net deferred tax asset of $27 million, as of September 30, 1998 and $33 million as of December 31, 1997, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the Office of Thrift Supervision's ("OTS") December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and proposed Treasury Reg. ss.1.597-4(g), the Company had previously filed its 1992 and subsequent federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. ss.1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. ss.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"), but this information has not yet been received. Based on the Company not making the election decision, as described above, and upon receipt of the requested information from the RTC/FDIC, the Company will amend its consolidated federal income tax returns to include the federal income tax effects of Carteret and Carteret FSB. Based on the information currently available, the Company does not believe a material increase in the Company's tax liabilities will result.

The Company anticipates that, as a result of filing consolidated federal income tax returns with Carteret FSB, approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB, of which $145 million are still available. The NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB would expire no earlier than 2007, and would be available to offset future taxable income, in addition to the NOL carryforwards as noted below.

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

The Company has a reserve for income taxes of $66,388,000 at September 30, 1998. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

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

FINANCIAL CONDITION

The Company's assets at September 30, 1998 aggregated $51,831,000, consisting principally of cash and cash equivalents of $606,000 and investment securities of $49,642,000. At September 30, 1998, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II
- Item 1, exceeded total recorded assets by $23,475,000.

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

The Company has a reserve for income taxes of $66,388,000 at September 30, 1998. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

At September 30, 1998, the litigation and contingency reserves, other than for income tax issues, were $2,179,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

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

The cash needs of the Company for the first nine months of 1998 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. On July 30, 1998 the Company received $15,200,000 pursuant to the Home Holdings Revised Plan. Management believes that the Company's cash resources are sufficient to continue operations for 1998.

For the nine months ended September 30, 1998, cash of $14,074,000 was used by operations, including the payment of $12,700,000 to the IRS for the Company's Fresh Start tax liability, the payment of prior year accruals, and the payment of operating expenses partially offset by the receipt of interest income and amounts received pursuant to the Home Holdings Revised Plan. For the nine months ended September 30, 1997, cash of $3,401,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by a $475,000 tax refund and the receipt of interest income.

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

There were no material commitments for capital expenditures as of September 30, 1998.

RESULTS OF OPERATIONS

Summarized  financial  information of the Company for the second quarter and six months ended June 30 is as follows:
==============================================================================
                                         Third Quarter           Nine Months
(in thousands)                         1998        1997       1998        1997
==============================================================================
Operating expenses:
Compensation and benefits            $  473      $  472    $ 1,431     $ 1,464
Professional and outside services       127          73        777         265
Insurance                                20          22         65          93
Occupancy                                22          22         65          65
Other operating                          34          29         89         110
------------------------------------------------------------------------------
                                        676         618      2,427       1,997
------------------------------------------------------------------------------
Operating loss                         (676)       (618)    (2,427)     (1,997)
------------------------------------------------------------------------------
Interest income                         595         656      1,820       2,008
Other income                          2,500          55      2,500          55
------------------------------------------------------------------------------
Income before income taxes            2,419          93      1,893          66
Income tax benefit (expense)            (59)        (73)      (187)        262
------------------------------------------------------------------------------

NET INCOME                           $2,360      $   20    $ 1,706     $   328
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

The Company recorded net income of $2,360,000, or $0.05 per share and $1,706,000, or $0.04 per share for the third quarter and nine months ended September 30, 1998, respectively. The 1998 third quarter and nine month period includes $2,500,000 of other income received in connection with the Home Holdings Revised Plan, as further described in Item 1 Note 4, above. Excluding the $2,500,000 other income, the Company would have reported a net loss of $140,000 and $794,000 in the third quarter and nine month period ended September 30, 1998, respectively.

The Company recorded net income of $20,000 and $328,000, or $0.01 per share, in the third quarter and nine month periods ended September 30, 1997, respectively. The 1997 nine month period includes a $475,000 income tax benefit, as further described in Financial Condition, above. Excluding the $475,000 income tax benefit, the Company would have reported a net loss of $147,000 in the nine month period ended September 30, 1997.

Compensation and benefits were to $473,000 and $1,431,000 in the third quarter and nine month periods ended September 30, 1998, respectively, compared with $472,000 and $1,464,000 for the comparable 1997 periods.

Professional and outside services increased to $127,000 and $777,000 in the third quarter and nine months ended September 30, 1998, respectively, compared to $73,000 and $265,000 in the respective 1997 periods. This increase in the 1998 periods was primarily the result of legal fees incurred attributable to the Home Holdings bankruptcy case.

Insurance expenses decreased to $20,000 and $65,000 in the third quarter and nine months ended September 30, 1998, respectively, from $22,000 and $93,000 in the same 1997 periods, due to management's continued renegotiation of insurance programs.

Interest income in the third quarter and nine months ended September 30, 1998 decreased to $595,000 and $1,820,000, respectively, from $656,000 and $2,008,000 in the respective 1997 periods. The decrease was primarily attributable to a lower average level of cash equivalents and investment securities during the 1998 periods.

As noted above, the $2,500,000 of other income in the 1998 third quarter and nine month periods represents a portion of the amounts received pursuant to the Home Holdings Revised Plan.

The income tax provision of $59,000 and $187,000 in the third quarter and nine months ended September 30, 1998, respectively, is primarily attributable to a provision for state taxes. The income tax provision of $73,000 in the third quarter ended September 30, 1997 is primarily attributable to a provision for state taxes. The income tax benefit of $262,000 in the nine month period ended September 30, 1997 is attributable to a $475,000 income tax refund, as further described in Financial Condition, above, and a provision for state taxes of $213,000. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Item 8 - Note 13 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1997 and in AmBase's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is a defendant in a number of lawsuits or proceedings, including, but not limited to, the following:

Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al. On August 31, 1998, the Court of Appeals for the Third Circuit affirmed dismissal of this action by the District Court. Plaintiffs may file a petition for writ of certiorari seeking review by the Supreme Court on or before November 30, 1998.

Marshall Manley v. AmBase Corporation. The trial of this case has been adjourned by the Court until June 1999.

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

Date:  November 5, 1998

                           EXHIBIT INDEX


Exhibit
  No.                  Description
-------                -----------

  27                   Financial Data Schedule - September 30, 1998