Form 10-K
period 1998-12-31
AMBASE CORP
filed 1999-03-22
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K


(Mark One)
|X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998
                                      OR
|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

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

At January 29, 1999, there were 44,533,519 shares of registrant's Common Stock outstanding. At January 29, 1999 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $2.64 per share, was approximately $93 million. The Common Stock constitutes registrant's only outstanding security.

Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 14, Page 34.

AmBase Corporation

Annual Report on Form 10-K
December 31, 1998

CROSS REFERENCE SHEET FOR
PARTS I, II, III and IV                                                    Page
===============================================================================
PART I

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

PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.......................................4

Item 6.    Selected Financial Data...........................................4

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................5

Item 8.    Financial Statements and Supplementary Data......................10

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................33

PART III

Item 10.   Directors and Executive Officers of the Registrant...............33

Item 11.   Executive Compensation...........................................33

Item 12.   Security Ownership of Certain Beneficial Owners and Management...33

Item 13.   Certain Relationships and Related Transactions...................33

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..34

PART I

ITEM 1.  BUSINESS

Corporate Profile

AmBase Corporation (the "Company") was incorporated as a Delaware corporation in 1975 by the City Investing Company ("City") as the holding company for The Home Insurance Company, a New Hampshire insurance corporation, and its affiliated property and casualty insurance companies ("The Home"). In 1985, City, which prior to that date owned all the outstanding shares of the Common Stock of the Company, distributed the Company's shares to City's common stockholders. The Home was sold on February 13, 1991 to Home Holdings, Inc. ("Home Holdings").

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

The Company's assets currently consist primarily of cash and cash equivalents and investment securities.

The Company had 7 employees at December 31, 1998.

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

See Item 8 - Note 13 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

At December 31, 1998, the Company's liabilities, including reserves for contingent and alleged liabilities, exceeded total recorded assets by $25,000,000. The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Item 8 - Notes 11 and 13 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

Discontinued Operations

For a discussion of discontinued investment management operations, refer to Item 8 - Note 6 to the Company's consolidated financial statements.

ITEM 2.  PROPERTIES

The Company leases approximately 4,800 square feet for use as its executive office at 51 Weaver Street, Building 2, Greenwich, CT 06831-5155.

ITEM 3.  LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At December 31, 1998, the litigation and contingency reserves were $2,076,000. For a discussion of alleged tax liabilities, lawsuits and proceedings, see Item 8 - Notes 11 and 13 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $66,388,000 at December 31, 1998. For a further discussion, see Item 8 - Note 11, Income Taxes and Note 13, Legal Proceedings, Dispute with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) to the Company's consolidated financial statements.

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

Set forth below is a list of executive officers of the Company at December 31, 1998:
================================================================================
Name                       Age                  Present Title
================================================================================
Richard A. Bianco           51                  Chairman, President and
                                                Chief Executive Officer of
                                                AmBase Corporation

John P. Ferrara             37                  Vice President, Chief Financial
                                                Officer and Controller of
                                                AmBase Corporation

Mr. Bianco was elected a director of the Company in January 1991, and has served as President and Chief Executive Officer of the Company since May 1991. On January 26, 1993, Mr. Bianco was elected Chairman of the Board of Directors of the Company. He served as Chairman, President and Chief Executive Officer of Carteret, then a subsidiary of the Company, from May 1991 to December 1992.

Mr. Ferrara was elected to the position of Vice President, Chief Financial Officer and Controller of the Company in December 1995, having previously served as Acting Chief Financial Officer, Treasurer and Assistant Vice President and Controller since January 1995; as Assistant Vice President and Controller from January 1992 to January 1995; and as Manager of Financial Reporting from December 1988 to January 1992.

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

================================================================================
                                      1998                          1997
                                High        Low               High        Low
================================================================================
First Quarter                  $4.06       $3.50             $2.92       $2.50
Second Quarter                  4.06        2.80              2.96        2.49
Third Quarter                   3.40        2.16              3.02        2.58
Fourth Quarter                  2.86        1.65              3.96        2.90
================================================================================

As of January 29, 1999, there were approximately 21,000 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 1998 or 1997. The Company does not intend to declare or pay dividends in the foreseeable future.

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

================================================================================
                                              Years ended December 31
(in thousands, except
 per share data)                     1998      1997     1996     1995      1994
================================================================================
Interest income, net             $  2,430  $  2,661  $ 2,641  $ 2,835   $ 2,092
Income (loss) from continuing
  operations, before income taxes     423    (1,275)   6,636    6,005     6,246
Income tax (expense) benefit         (242)      191    7,189   (1,997)     (148)
Income (loss) from continuing
  operations                          181    (1,084)  13,825    4,008     6,098
Income from discontinued
  investment management
  operations, net of income
  taxes                                 -         -      207       60        32
Net income (loss)                     181    (1,084)  14,032    4,068     6,130
Earnings per common share
  - basic
Income (loss) from continuing
  operations                     $      -  $  (0.02) $  0.31  $  0.09   $  0.14
Income (loss) from discontinued
  operations                            -         -        -        -         -
--------------------------------------------------------------------------------
Net income (loss)                $      -  $  (0.02) $  0.31  $  0.09   $  0.14
--------------------------------------------------------------------------------
Earnings per common share
  - assuming dilution
Income (loss) from continuing
  operations                     $      -  $  (0.02) $  0.30  $  0.09   $  0.14
Income (loss) from discontinued
  operations                     $      -         -        -        -         -
--------------------------------------------------------------------------------
Net income (loss)                $      -  $  (0.02) $  0.30  $  0.09   $  0.14
================================================================================
Dividends                               -         -        -        -         -
================================================================================
Total assets                     $ 51,638  $ 64,270  $66,229  $65,677   $70,113
Total stockholders' equity        (25,000)  (25,181) (24,097) (38,273)  (42,204)
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

CONTINUING OPERATIONS

Financial Condition

The Company's assets at December 31, 1998 aggregated $51,638,000, consisting principally of cash and cash equivalents of $2,886,000 and investment securities of $47,156,000. At December 31, 1998, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Item 8
- Notes 11 and 13 to the Company's consolidated financial statements, exceeded total recorded assets by $25,000,000.

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest in full satisfaction of the Company's Fresh Start tax liability. This amount was previously reserved for as part of the Company's income tax reserves account. See Part II - Item 8 - Note 11 for a more complete discussion regarding the Company's payment to the IRS in connection with the Fresh Start tax proceeding and utilization of net operating loss carryforwards.

Pursuant to the Home Holdings Revised Third Amended and Restated Plan of Reorganization (the "Revised Plan"), on July 30, 1998 the Company received $15,200,000 in full satisfaction of all the Company's claims relating to Home Holdings other than certain disputed claims. See Part II - Item 8 - Note 4 for further information regarding the Company's receivable from Home Holdings and the Company's continuing rights to pursue certain disputed claims against Home Holdings pursuant to the Home Holdings bankruptcy case proceedings.

The cash needs of the Company in 1998 were principally satisfied by interest income received on investment securities and cash equivalents, the Company's current financial resources and the $15,200,000 received pursuant to the Home Holdings Revised Plan. Management believes that the Company's cash resources are sufficient to continue operations for 1999.

The cash needs of the Company for 1997 were principally satisfied by interest income received on investment securities and cash equivalents, a $475,000 income tax refund and the Company's cash resources.

The cash needs of the Company for 1996 were principally satisfied by the receipt of a 1977 tax refund, collections of the receivable from Home Holdings and interest income received on investment securities and cash equivalents.

Management believes that the Company's cash resources are sufficient to continue operations for 1999. Because of the nature of the contingent and alleged liabilities described in Item 8 - Notes 11 and 13 to the Company's consolidated financial statements, the Company is unable to predict whether it will have the ability to generate sufficient resources to satisfy its ultimate obligations.

For the year ended December 31, 1998, cash of $14,892,000 was used by operating activities of continuing operations, including the payment of $12,700,000 to the Internal Revenue Service ("IRS") for the Company's Fresh Start tax liability, the payment of operating expenses and payments charged against the litigation and contingency reserve partially offset by interest income, and the receipt of amounts received pursuant to the Home Holdings Revised Plan.

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

There were no material commitments for capital expenditures as of December 31, 1998. Inflation has had no material impact on the business and operations of the Company.

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

See Item 8 - Note 13 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At December 31, 1998, the litigation and contingency reserves were $2,076,000. For a discussion of alleged tax liabilities and lawsuits, see Item 8 - Notes 11 and 13 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $66,388,000 at December 31, 1998. For a further discussion, see Item 8 - Note 11, Income Taxes and Note 13, Legal Proceedings, Dispute with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) to the Company's consolidated financial statements.

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

The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. For all periods through 1992, the IRS and the Company do not agree with respect to only one issue, withholding taxes in connection with a Netherlands Antilles finance subsidiary of City.

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

See Item 8 - Note 11, Income Taxes, and Note 13, Legal Proceedings, Dispute with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) to the Company's consolidated financial statements, for additional details.

Results of Operations - Continuing Operations

Summarized financial information for the continuing operations of the Company for the years ended December 31 is as follows:
================================================================================
(in thousands)                                     1998         1997        1996
================================================================================
Operating expenses:
Compensation and benefits                       $ 3,117      $ 3,116    $ 2,969
Professional and outside services                 1,128          512        457
Insurance                                            82          120        177
Occupancy                                            86           87         89
Other operating                                     142          160        161
--------------------------------------------------------------------------------
                                                  4,555        3,995      3,853
--------------------------------------------------------------------------------
Operating loss                                   (4,555)      (3,995)    (3,853)
--------------------------------------------------------------------------------
Interest income                                   2,430        2,661      2,641
Other income                                      2,548           59         30
Other income - litigation and
  contingency reserves reversal                       -            -      8,000
Realized loss on sale of investment
  securities - available for sale                     -            -       (182)
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes                    423       (1,275)     6,636
--------------------------------------------------------------------------------
Income tax (expense) benefit                       (242)         191      7,189
--------------------------------------------------------------------------------
Income (loss) from continuing operations        $   181      $(1,084)   $13,825
================================================================================

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 1999 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded income from continuing operations of $181,000 in the year ended December 31, 1998. As further described in Financial Condition, above, 1998 includes $2,548,000 of non-recurring other income, principally attributable to the receipt of $2,500,000 in connection with the Home Holdings Revised Plan as further described in Part II - Item 8 Note 4. Excluding the non-recurring other income, the Company would have recorded a loss from continuing operations of $2,367,000 for the year ended December 31, 1998.

The Company recorded a loss from continuing operations of $1,084,000 in the year ended December 31, 1997. As further described below, the 1997 period includes a $475,000 income tax benefit. In addition, the 1997 period includes other income of $59,000 attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible. Excluding these non-recurring income items, the loss from continuing operations would have been $1,618,000, or $0.04 per share, for the year ended December 31, 1997.

The Company recorded income from continuing operations of $13,825,000 in the year ended December 31, 1996. As further described below, the 1996 period includes other income of $8,000,000, resulting from a reduction in the litigation and contingency reserves, and an additional income tax benefit of $7,613,000. Excluding these non-recurring items, the Company would have reported a loss from continuing operations of $1,788,000, or $0.04 per share, for the year ended December 31, 1996.

Compensation and benefits was $3,117,000 in 1998, $3,116,000 in 1997 and $2,969,000 in 1996. The increase in 1997, compared with 1996, of $147,000 is principally due to increased benefit related costs.

Professional and outside services increased to $1,128,000 in 1998, compared to 1997, and increased to $512,000 in 1997, from $457,000 in 1996. The increase in 1998, compared to 1997, of $616,000 was principally the result of legal fees incurred attributable to the Home Holdings bankruptcy case. The increase in 1997, compared to 1996, was due to an increase in litigation expenses. Expenses for professional and outside services in 1998, 1997, and 1996 do not include costs associated with defending pending and threatened litigation which were previously reserved for and charged against the litigation and contingency reserves when paid.

Insurance expenses decreased in 1998, 1997 and 1996, due to management's renegotiation of insurance programs.

Occupancy expenses decreased to $86,000 in 1998, from $87,000 in 1997 and $89,000 in 1996. The decreases in 1998 and 1997 as compared to prior years is the result of the continued reduction of occupancy related expenses, and the relocation of the Company's executive office and the closing of an administrative office during 1996.

Interest  income was  $2,430,000 in 1998,  $2,661,000 in 1997 and  $2,641,000 in
1996. The decrease in 1998, compared to the 1997 period, was attributable to a decreased yield on cash equivalents and investment securities. The increase in 1997, compared to 1996, was attributable to an increased yield on cash equivalents and investment securities.

Other income in 1998 of $2,548,000 is principally attributable to the receipt of $2,500,000 received in connection with the Home Holdings Revised Plan.

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

The 1998 income tax provision of $242,000 is principally attributable to state and local taxes.

During 1997, the Company received a $475,000 income tax refund. This amount was recognized as an income tax benefit in 1997. In addition, included in income tax benefit is a state and local tax provision of $284,000 in 1997.

During 1996, the Company received a 1977 income tax refund of $7,613,000. This amount was recognized as an income tax benefit in 1996, based on management's continuing review of the overall tax liability position of the Company. In addition, included in income tax benefit is a federal and state tax provision of $424,000 in 1996.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Item 8 - Note 11 to the Company's consolidated financial statements.

Discontinued Investment Management Operations

See Item 8 - Note 6 to the Company's consolidated financial statements for information.

Year 2000 Issue

The Company has completed its review of year 2000 issues and has determined it will not have a material effect on the Company's business, results of operations or financial condition.

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
        Attention:  Shareholder Services
        (800) 937-5449 or (718) 921-8200

In addition, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission EDGAR Database over the World Wide Web at www.sec.gov.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
AmBase Corporation

In our opinion, the accompanying consolidated Balance Sheets and the related consolidated Statements of Operations, of Changes in Stockholders' Equity, and of Cash Flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 11 and 13, the accompanying financial statements include income tax reserves relating to a significant issue. Final resolution of this issue is dependent upon future events, which may result in amounts more or less than those presented. The ultimate outcome of this issue cannot presently be determined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, substantial operations of the Company have been discontinued, and substantial contingencies exist against the Company in various lawsuits and proceedings, which are discussed in Notes 11 and 13 to the financial statements and the second paragraph of this report. The Company has a net capital deficiency of approximately $25,000,000 at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. It will be necessary for the Company to resolve the contingent liabilities by prevailing upon or settling these claims at amounts less than the claims and the amounts recorded and to generate, through acquisition or start up, profitable operations to continue on a long-term basis. See Note 1 for further discussion of management's plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





PricewaterhouseCoopers LLP
New York, New York
March 10, 1999

                      AMBASE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                            Years Ended December 31




================================================================================
(in thousands, except per share data)             1998         1997        1996
================================================================================

Operating expenses:
Compensation and benefits                       $ 3,117     $ 3,116     $ 2,969
Professional and outside services                 1,128         512         457
Insurance                                            82         120         177
Occupancy                                            86          87          89
Other operating                                     142         160         161
--------------------------------------------------------------------------------
                                                  4,555       3,995       3,853
--------------------------------------------------------------------------------
Operating loss                                   (4,555)     (3,995)     (3,853)
--------------------------------------------------------------------------------
Interest income                                   2,430       2,661       2,641
Other income                                      2,548          59          30
Other income - litigation and
  contingency reserves reversal                       -           -       8,000
Realized loss on sale of investment
  securities - available for sale                     -           -        (182)
--------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                               423      (1,275)      6,636
Income tax (expense) benefit                       (242)        191       7,189
--------------------------------------------------------------------------------
Income (loss) from continuing operations            181      (1,084)     13,825
Income from discontinued investment
   management operations, net of income taxes         -           -         207
--------------------------------------------------------------------------------

Net income (loss)                               $   181     $(1,084)    $14,032
================================================================================
Earnings per common share - basic
Income (loss) from continuing operations        $     -     $ (0.02)    $  0.31
Income (loss) from discontinued operations            -           -           -
--------------------------------------------------------------------------------
Net income (loss)                               $     -     $ (0.02)    $  0.31
================================================================================
Earnings per common share - assuming dilution
Income (loss) from continuing operations        $     -     $ (0.02)    $  0.30
Income (loss) from discontinued operations            -           -           -
--------------------------------------------------------------------------------
Net income (loss)                               $     -     $ (0.02)    $  0.30
================================================================================

Dividends                                       $     -     $     -     $     -
================================================================================
Average shares outstanding                       44,534      44,534      44,534
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                               December 31




================================================================================
(in thousands)                                                 1998        1997
================================================================================
Assets:
Cash and cash equivalents                                 $   2,886   $   5,548
Investment securities - held to maturity
   (market value $47,160 and $44,276, respectively)          47,156      44,310
Receivable from Home Holdings, Inc.                               -      12,736
Investment in SDG, Inc. at cost                               1,250       1,250
Other assets                                                    346         426
--------------------------------------------------------------------------------
Total assets                                              $  51,638   $  64,270
================================================================================
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities                  $   1,642   $   1,550
Supplemental retirement plan                                  5,079       4,865
Postretirement welfare benefits                               1,301       1,412
Other liabilities                                               152         196
Litigation and contingency reserves                           2,076       2,340
Income tax reserves                                          66,388      79,088
--------------------------------------------------------------------------------
Total liabilities                                            76,638      89,451
--------------------------------------------------------------------------------
Commitments and contingencies                                     -           -
--------------------------------------------------------------------------------
Stockholders' equity:
Common stock                                                    447         447
Paid-in capital                                             547,712     547,712
Accumulated deficit                                        (572,512)   (572,693)
Treasury stock                                                 (647)       (647)
--------------------------------------------------------------------------------
Total stockholders' equity                                  (25,000)    (25,181)
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $  51,638   $  64,270
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                         AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Changes in Stockholders' Equity
                               Years Ended December 31


================================================================================
                                     Accumulated
                           Paid-           Other
                 Common       In   Comprehensive  Accumulated Treasury
(in thousands)    Stock  Capital   Income (Loss)      Deficit    Stock    Total
================================================================================
December 31, 1995  $447 $547,712          $(144)   $(585,641)   $(647) $(38,273)
Comprehensive
  income:
   Net income         -        -              -       14,032        -    14,032
   Reclassification
     adjustment for
     losses realized
     in net income    -        -            144            -        -       144
--------------------------------------------------------------------------------
Comprehensive income  -        -              -            -        -    14,176
--------------------------------------------------------------------------------
December 31, 1996   447  547,712              -     (571,609)    (647)  (24,097)
Net loss              -        -              -       (1,084)       -    (1,084)
--------------------------------------------------------------------------------
December 31, 1997   447  547,712              -     (572,693)    (647)  (25,181)
Net income            -        -              -          181        -       181
--------------------------------------------------------------------------------
December 31, 1998  $447 $547,712          $   -    $(572,512)   $(647) $(25,000)
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          AMBASE CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                                Years Ended December 31





================================================================================
(in thousands)                                        1998       1997      1996
================================================================================
Cash flows from operating activities:
Income (loss) from continuing operations            $  181    $(1,084)  $13,825
Adjustments to reconcile income (loss)
  from continuing operations to net cash
  used by continuing operations:
Other assets                                            86       (128)      286
Accounts payable and accrued liabilities                92        122       692
Litigation and contingency reserves uses              (264)      (614)   (1,195)
Litigation and contingency reserves
  - (reserve reversal)                                   -          -    (8,000)
Income tax reserves                                (12,700)         -     5,619
Income tax refund - 1977                                 -          -    (7,613)
Accretion of discount
  - investment securities                           (2,350)    (2,419)   (2,428)
Realized loss on sale of investment
  securities - available for sale                        -          -       182
Other, net                                              63       (363)   (2,990)
--------------------------------------------------------------------------------
Net cash used by operating activities
  of continuing operations                         (14,892)    (4,486)   (1,622)
--------------------------------------------------------------------------------
Cash used by discontinued investment
  management operations                                  -          -      (291)
--------------------------------------------------------------------------------
Cash flows from investing activities:
Maturities of investment securities
  - held to maturity                                78,451     77,880    71,235
Purchases of investment securities
  - held to maturity                               (78,947)   (72,512)  (76,011)
Purchases of investment securities
  - available for sale                                   -       (100)        -
Investment in SDG, Inc.                                  -     (1,250)        -
Proceeds from sales of investment
  securities - available for sale                        -          -        31
Proceeds from Home Holdings, Inc.
  receivable                                        12,708        450     3,997
Proceeds from sale of Augustine
  Asset Management, Inc.                                 -          -       500
Other, net                                              18        (25)        -
--------------------------------------------------------------------------------
Net cash provided (used) by
  investing activities                              12,230      4,443      (248)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents           (2,662)       (43)   (2,161)
Cash and cash equivalents at beginning of year       5,548      5,591     7,752
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year            $2,886     $5,548   $ 5,591
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through various lawsuits and proceedings, as described in Notes 11 and 13. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Notes 11 and 13. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 1999 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and governmental proceedings, see Notes 11 and 13. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

See Note 13 for a discussion of Supervisory Goodwill Litigation.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

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

Comprehensive Income:

During 1998, the Company adopted Statement of Financial Account Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130
establishes the concept of comprehensive income and provides standards for reporting comprehensive income. Comprehensive income has two major components; net income as reported in the Consolidated Statements of Operations, and other comprehensive income. The Company has changed the format of its Consolidated Statements of Changes in Stockholders' Equity to present comprehensive income. The adoption of Statement 130 had no impact on total stockholders' equity or net income.

Income taxes:

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. At the present time, management has no basis to conclude that realization is more likely than not.

Earnings per share:

The Company presents earnings per share ("EPS") in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 requires dual presentation of basic and diluted EPS. Furthermore, a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation is required.

Stock-based compensation:

The Company adopted the disclosure requirements of Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") and continues to account for stock compensation using APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), making proforma disclosures of net income and earnings per share as if the fair value based method had been applied. For a further discussion, see Note 10.

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

Investment securities at December 31 consist of the following:
================================================================================
                               1998                            1997
                 ------------------------------   ------------------------------
                                        Cost or                          Cost or
                 Carrying   Amortized      Fair   Carrying   Amortized      Fair
(in thousands)      Value        Cost     Value      Value        Cost     Value
================================================================================
Held to Maturity:
  U.S.
  Treasury
  Bills           $47,156     $47,156   $47,160    $44,310     $44,310   $44,276
================================================================================

The gross unrealized gains and losses on investment securities at December 31, consist of the following:
================================================================================
(in thousands)                                                1998         1997
================================================================================
Held to Maturity - Gross unrealized gains (losses)           $   4       $  (34)
================================================================================

Other investment securities at December 31, 1998 and 1997 consist of $100,000 of convertible preferred stock in AMDG, Inc., that was purchased through a private placement in December 1997, is classified as other assets and is carried at cost which approximates market value. During 1996, investment securities - available for sale were sold, resulting in proceeds of $31,000 and a realized loss of $182,000.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 5 - Earnings Per Share

The calculation of basic earnings per share and dilutive earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:
================================================================================
                                                           1998
                                        ----------------------------------------
                                             Income         Shares     Per Share
(in thousands)                          (Numerator)  (Denominator)        Amount
================================================================================
Basic earnings per share:
Income from continuing operations           $   181         44,534      $     -
                                             ======                      ======
Effect of Dilutive Securities:
Assumed stock option exercise                     -          1,697            -
                                                             -----
Diluted earnings per share:
Income from continuing operations
  and assumed conversions                   $   181         46,231      $     -
================================================================================

================================================================================
                                                           1997
                                        ----------------------------------------
                                               Loss         Shares     Per Share
(in thousands)                          (Numerator)  (Denominator)        Amount
================================================================================
Basic earnings per share:
Loss from continuing operations             $(1,084)        44,534      $ (0.02)
                                             ======                      ======
Effect of Dilutive Securities:
Assumed stock option exercise                     -              -            -
                                                            ------
Diluted earnings per share:
Loss from continuing operations
  and assumed conversions                   $(1,084)        44,534      $ (0.02)
================================================================================

================================================================================
                                                           1996
                                        ----------------------------------------
                                             Income         Shares     Per Share
(in thousands)                          (Numerator)  (Denominator)        Amount
================================================================================
Basic earnings per share:
Income from continuing operations           $13,825         44,534      $  0.31
                                             ======                      ======
Effect of Dilutive Securities:
Assumed stock option exercise                     -          1,603            -
                                                            ------
Diluted earnings per share:
Income from continuing operations
  and assumed conversions                   $13,825         46,137      $  0.30
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

Note 7 - Stockholders' Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value. At December 31, 1998, 1997 and 1996, there were 44,533,519 shares of the Company's Common Stock outstanding, excluding 126,488 treasury shares carried at average cost of $5.12 per share, aggregating approximately $647,000.

At December 31, 1998, there were 6,860,000 shares reserved for issuance under the Company's stock option and other employee benefit plans.

Accumulated other comprehensive income (loss) shown in the Consolidated Statements of Changes in Stockholders' Equity at December 31, 1995 is comprised of the accumulated losses on investment securities available for sale. The change in other comprehensive income (loss) during 1996 reflects a reclassification adjustment of $144,000 for losses realized on the sale of investment securities - available for sale.

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

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:
================================================================================
(in thousands)                                   1998           1997        1996
================================================================================
Service cost of current period                $   337        $   306     $   225
Interest cost on projected benefit obligation     337            335         336
--------------------------------------------------------------------------------
                                              $   674        $   641     $   561
================================================================================

A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year is as follows:
================================================================================
(in thousands)                                                  1998        1997
================================================================================
Projected benefit obligation at beginning of year           $  5,045    $ 4,732
Service cost                                                     337        306
Interest cost                                                    337        335
Actuarial loss, including effect of change in assumptions        894        172
Benefits paid                                                   (460)      (500)
--------------------------------------------------------------------------------
Projected benefit obligation at end of year                 $  6,153    $ 5,045
================================================================================

Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:
================================================================================
(dollars in thousands)                                         1998         1997
================================================================================
Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested               $ 5,019      $4,513
================================================================================
Projected benefit obligation for service rendered to date   $ 6,153      $5,045
Unrecognized net loss                                        (1,074)       (180)
--------------------------------------------------------------------------------
Accrued pension costs                                       $ 5,079      $4,865
================================================================================
Major assumptions:
Pre-retirement and postretirement discount rate               6.75%        7.0%
Rate of increase in future compensation                        6.0%        6.0%
================================================================================

The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the first 3% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $26,000, $18,000 and $16,000 in 1998, 1997 and 1996, respectively. All contributions are subject to maximum limitations contained in the Code.

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

Net periodic postretirement benefit (income) expense for the years ended December 31 was as follows:
================================================================================
(in thousands)                                    1998         1997         1996
================================================================================
Interest cost on accumulated
  postretirement benefit obligation               $ 22        $  23       $  32
Amortization of prior service liability            (66)         (66)        (62)
Amortization of unrecognized gain                  (41)         (45)        (37)
--------------------------------------------------------------------------------
Net periodic postretirement benefit
  (income) expense                                $(85)       $ (88)      $ (67)
================================================================================

A reconciliation of the changes in the accumulated postretirement benefit obligation from the beginning of the year to the end of the year is as follows:
================================================================================
(in thousands)                                                  1998        1997
================================================================================
Accumulated postretirement benefit
  obligation at beginning of year                               $323       $323
Interest cost                                                     22         23
Amendments                                                       (87)         -
Actuarial (gain) loss, including effect of assumption changes    (13)         3
Plan participant contributions                                    52         50
Benefit premiums paid                                            (78)       (76)
--------------------------------------------------------------------------------
Accumulated postretirement benefit obligation at end of year    $219       $323
================================================================================

The accrued postretirement benefit liability at December 31 is summarized below:
================================================================================
(in thousands)                                                 1998         1997
================================================================================
Accumulated postretirement benefit obligation:
Retirees                                                       $  219     $  323
--------------------------------------------------------------------------------
Unrecognized net gains                                            450        478
Unrecognized prior service liability                              632        611
--------------------------------------------------------------------------------
Accrued postretirement benefit liability                       $1,301     $1,412
================================================================================
                                       -22-

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


The accumulated benefit obligation for 1998, 1997 and 1996 was determined using the projected unit credit method and a discount rate of 6.75%, 7.0% and 7.5%, respectively. The health care cost trend rates were assumed to be 8% in 1998, 9% in 1997, and 10% in 1996, gradually declining to 5.5% in 2001 and remaining at that level, thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported. A 1% change in the assumed health care cost trend rates, while holding all other assumptions constant, would have the following effects:
================================================================================
                                                                 1%           1%
(in thousands)                                             Increase     Decrease
================================================================================
Effect on net periodic postretirement benefit income           $ (1)       $  1
Effect on accumulated postretirement benefit obligation          13         (11)
================================================================================

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, resignation or absence for disability will not result in the cancellation of any Options.

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

Under the Company's 1985 Stock Option Plan (the "1985 Plan"), options to purchase shares of Common Stock could be granted to salaried employees. The 1985 Plan provided for the granting of up to 2,000,000 shares as incentive stock options and/or nonqualified stock options through May 22, 1995. No additional stock options can be awarded under the 1985 Plan. As of December 31, 1998, 1,750,000 shares are reserved for issuance under the 1985 Plan. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company's Common Stock on the date of grant, with a maximum life of ten years, and may not be exercised to purchase stock until vesting requirements have been met.
                                        -24-

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Incentive plan activity is summarized as follows:
================================================================================
                                         1993 Stock               1985 Stock
(shares in thousands)                  Incentive Plan            Option Plan
================================================================================
                                              Weighted                  Weighted
                                    Shares     Average      Shares       Average
                                     Under    Exercise       Under      Exercise
                                    Option       Price      Option         Price
================================================================================
Outstanding at December 31, 1995         -        $  -       1,763         $0.15
Granted                                100        2.09           -             -
--------------------------------------------------------------------------------
Outstanding at December 31, 1996       100        2.09       1,763          0.15
Granted                                  5        2.84           -             -
Cancelled                                -           -         (13)         0.21
--------------------------------------------------------------------------------
Outstanding at December 31, 1997       105        2.13       1,750          0.15
Granted                                 85        3.85           -             -
--------------------------------------------------------------------------------
Outstanding at December 31, 1998       190       $2.90       1,750         $0.15
================================================================================
Options exercisable at:
   December 31, 1996                     -        $  -       1,456       $  0.13
   December 31, 1997                    50        2.09       1,750          0.15
   December 31, 1998                   103        2.11       1,750          0.15
================================================================================

================================================================================
                                               1993 Stock             1985 Stock
                                             Incentive Plan          Option Plan
================================================================================
Weighted average fair value of
  options granted during:
   1996                                            $ 1.35                 $    -
   1997                                              1.81                      -
   1998                                              1.89                      -
================================================================================

The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 1998, as follows:
================================================================================
(shares in thousands)    Options Outstanding               Options Exercisable
================================================================================
                              Weighted
                               Average     Weighted                     Weighted
  Range of                   Remaining      Average                      Average
  Exercise                 Contractual     Exercise                     Exercise
    Prices       Shares           Life        Price        Shares          Price
================================================================================
     $0.11        1,150        4 years       $ 0.11         1,150        $  0.11
$0.20 to 0.23       600        2 years         0.23           600           0.23
     $2.09          100        8 years         2.09           100           2.09
$2.84 to 4.02        90        9 years         3.79             3           2.84
--------------------------------------------------------------------------------
     Total        1,940                                     1,853
================================================================================
                                        -25-

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


The details of the Company's incentive plans are summarized above. The Company has adopted the disclosure only provisions of Statement 123, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, was charged to earnings during 1998, 1997 and 1996. The fair value of stock options granted by the Company in 1998, 1997 and 1996 used to compute proforma net income and earnings per share disclosures is the estimated fair value at date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield 0% for all years, expected historical volatility of 0.53, 0.84 and 0.84, risk-free interest rates of 4.65%, 5.84% and 6.15%, and weighted average expected life of the options of 4 to 6 years. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options under the 1993 Plan and the 1985 Plan, consistent with the method prescribed by Statement 123, net income (loss) and net income (loss) per share would have been changed to the proforma amounts indicated below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock during 1998, 1997 and 1996, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31 follows:
================================================================================
(in thousands, except per share data)            1998          1997         1996
================================================================================
Net income (loss)
As reported                                     $ 181       $(1,084)     $14,032
Proforma                                           61        (1,171)      13,959
================================================================================
Per share data
As reported                                     $   -       $ (0.02)     $  0.31
Proforma                                            -         (0.02)        0.31
================================================================================

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 11 - Income Taxes

The components of income tax (expense) benefit for the years ended December 31 are as follows:
================================================================================
(in thousands)                                   1998           1997        1996
================================================================================
Income tax (expense) benefit:
Continuing operations                          $ (242)        $  191     $7,189
Discontinued investment management operations       -              -        (53)
================================================================================

The components of pretax income (loss) and the difference between income taxes from continuing operations computed at the statutory federal rate of 35% in 1998, 1997 and 1996, and the provision for income taxes from continuing operations for the years ended December 31 follows:
================================================================================
(in thousands)                                   1998           1997        1996
================================================================================
Income (loss) from continuing operations
  before income taxes                           $ 423        $(1,275)   $ 6,636
================================================================================
Tax (expense) benefit:
Tax at statutory federal rate                   $(148)       $   446    $(2,323)
Prior year tax refund                               -            475      7,613
Benefit of operating loss carryforwards             -              -      2,323
Accounting loss benefit not recognized              -           (446)         -
Accounting loss benefit recognized                148              -          -
Federal income taxes                                -              -        (76)
State income taxes                               (242)          (284)      (348)
--------------------------------------------------------------------------------
                                                $(242)       $   191    $ 7,189
================================================================================

The composition of income tax (expense) benefit from continuing operations for the year ended December 31 is as follows:
================================================================================
(in thousands)                                   1998           1997        1996
================================================================================
Current:
Federal                                         $   -        $     -    $   (76)
State                                            (242)          (284)      (348)
--------------------------------------------------------------------------------
                                                 (242)          (284)      (424)
--------------------------------------------------------------------------------
Deferred (primarily federal):
Prior year tax refund                               -            475      7,613
--------------------------------------------------------------------------------
                                                    -            475      7,613
--------------------------------------------------------------------------------
                                                $(242)       $   191    $ 7,189
================================================================================

The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. For all periods through 1992, the Internal Revenue Service ("IRS") and the Company disagree only with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City. See Note 13, Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles), for additional details. During 1996, the Company received a 1977 income tax refund of $7,613,000; as a result, City no longer remains open for refunds. This amount was recognized as an income tax benefit in 1996, based on management's continuing review of the overall tax liability position of the Company.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest in full satisfaction of the Company's Fresh Start tax liability, which related to a 1987 tax dispute with the IRS. In connection with the Company's payment to the IRS, the Company also utilized approximately $40 million of NOL's. As a result, the Company has remaining NOL carryforwards of approximately $14 million expiring beginning in 2008, and $145 million of additional NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB expiring no earlier than 2007.

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

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB, of which $145 million are still available. The NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB would expire no earlier than 2007, and would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below.

Based upon the Company's federal income tax returns as filed from 1993 to 1997 (subject to IRS audit adjustments) (excluding the NOL carryforwards from the Company's tax basis in Carteret/Carteret FSB, as noted above), at December 31, 1998 the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

           2008    $ 1,000,000
           2009      7,000,000
           2010      5,000,000
           2012      1,000,000
                   -----------
                   $14,000,000
                   ===========

The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of alternative minimum tax credit carryforwards, which are not subject to expiration.

Under Statement 109, the Company has calculated a net deferred tax asset of $25 million and $33 million as of December 31, 1998 and 1997, respectively, arising primarily from NOL's, alternative minimum tax credits and the excess of book over tax reserves (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the election decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 12 - Commitments and Contingencies

Future minimum rental payments, principally for office space, under noncancellable operating leases at December 31, 1998, are: 1999, $79,000; 2000, $80,000; 2001, $20,000. Rent expense charged to earnings was $66,000, $67,000 and $46,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 13 - Legal Proceedings

(a) The Company is or has been a defendant in a number of lawsuits or proceedings, including the following:

Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al. This was a purported class action filed in the United States District Court for the District of New Jersey (the "District Court"). Plaintiffs asserted a variety of Federal and state causes of action in connection with an alleged fraudulent scheme involving the marketing and sale of homesites and houses by General Development Corporation ("GDC"), a former subsidiary of City. Plaintiffs named as defendants the Company and Carteret, as well as a number of directors and other financial institutions that had business dealings with GDC. On December 27, 1993, the District Court entered an Order and Opinion dismissing the action against all parties (amended on January 17, 1994, to include the dismissal of Carteret Bancorp, Inc. and Carteret). Plaintiffs appealed the order to the United States Court of Appeals for the Third Circuit (the "Appeals Court") which affirmed the order and subsequently remanded the case for reconsideration in light of an intervening decision. Upon remand, the District Court again dismissed plaintiffs' complaint on August 24, 1995 and denied plaintiffs' petition for reconsideration. Plaintiffs appealed the District Court's order to the Appeals Court. On August 31, 1998, the Appeals Court affirmed dismissal of this action by the District Court. On November 30, 1998, the time for Plaintiffs to seek review of the decision of the Appeals Court expired. As a result, this litigation has terminated without liability to the Company or any of the other defendants and, therefore, this action is concluded.

In United States v. Brown, an action commenced in the United States District Court for the Southern District of Florida, certain officers of GDC, none of whom were officers of the Company, were convicted of violating the Federal Mail Fraud Statute and certain other related statutes. This development led two of GDC's insurers, National Union Fire Insurance Co. and Pacific Insurance Co., to seek to terminate their directors and officers' insurance coverage in two actions pending in the United States District Court for the Southern District of Florida, Pacific Insurance Co. v. Brown, et al. and National Union Fire Ins. Co.
v. Brown, et al. During the fourth quarter of 1996, the U.S. Court of Appeals for the 11th Circuit reversed the conviction of the officers of GDC. Although the Company was not a party to these actions, certain individuals who were directors of GDC and the Company were defendants. It was possible that if the insurers were successful in terminating coverage of these former directors, the Company may have been exposed to claims for indemnification. The parties to this litigation had been engaged in settlement negotiations for a considerable period of time. During the last quarter of 1998, this litigation was settled by the parties thereto and no further claims are expected to be made. Therefore, this action is concluded.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Dispute with Internal Revenue Service. The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. For all periods through 1992, the IRS and the Company disagree only with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City.

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

The actions against the Company, including those identified in (a) above, are in various stages. Nevertheless, the allegations and claims are material and, if successful, could result in substantial judgments against the Company. To the extent the aggregate of any such judgments were to exceed the resources available, these matters would have a material adverse effect on the Company's financial condition and results of operations. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


(b) Supervisory Goodwill Litigation:

During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret. Approximately 120 other similar so-called "supervisory goodwill" cases, commenced in recent years by other financial institutions and/or their shareholders, are pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "consolidated cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court (the "Supreme Court"). On July 1, 1996, the Supreme Court issued a decision in the consolidated cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the consolidated cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action. On September 18, 1996, the Court of Federal Claims entered an Omnibus Case Management Order that will govern further proceedings in the Company's action and most of the other so-called
"Winstar-related" cases. On March 14, 1997, the Court entered an order permitting the FDIC to intervene as an additional plaintiff in forty-three cases, including the Company's case, but not allowing the FDIC to be substituted as the sole plaintiff in those cases. On December 22, 1997, the Court issued a decision which addressed eleven "common issues" applicable to a number of the Winstar-related cases, and rejected the government's arguments with respect to each such issue. Although this decision is also beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action. On March 20, 1998, the FDIC filed a motion for partial summary judgment against the United States on certain liability issues, and the Company has filed a memorandum in support of that motion. The FDIC's motion is currently under submission to the court. Case-specific discovery in thirty Winstar-related cases, including the Company's case, commenced in April 1998. Fact discovery is currently scheduled to be completed by June 30, 1999. A trial date has not yet been set in the Company's case. No assurance can be given regarding the ultimate outcome of the litigation.

Note 14 - Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity are based on current market quotations. Other investment securities are based upon the December 1998 and 1997 cost for these privately placed shares. The carrying value of applicable other liabilities approximates their fair value.

Note 15 - Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flow for the years ended December 31 is as follows:
================================================================================

(in thousands)                               1998          1997             1996
================================================================================
Cash received (paid) during the period:
Income tax refunded (paid), net          $(12,940)       $  244           $5,190
================================================================================

Income taxes refunded (paid), net in 1998 include $12,700,000 for tax and estimated interest paid to the IRS in full satisfaction of the Company's Fresh Start tax liability.

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

                       AMBASE CORPORATION AND SUBSIDIARIES

Note 16 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:
================================================================================
(in thousands, except        First      Second       Third      Fourth     Full
per share data)            Quarter     Quarter     Quarter     Quarter     Year
================================================================================
1998:
Operating expenses           $ 871      $  880       $ 676      $2,128   $4,555
--------------------------------------------------------------------------------
Operating loss                (871)       (880)       (676)     (2,128)  (4,555)
Interest income                632         593         595         610    2,430
Other income                     -           -       2,500          48    2,548
--------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income
  taxes                       (239)       (287)      2,419      (1,470)     423
Income tax (expense) benefit   (64)        (64)        (59)        (55)    (242)
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations       (303)       (351)      2,360      (1,525)     181
Income from discontinued
  investment management
  operations, net of
  income taxes                   -           -           -           -        -
--------------------------------------------------------------------------------
Net income (loss)            $(303)     $ (351)     $2,360     $(1,525)   $ 181
================================================================================
Earnings per common
  share - basic:
Income (loss) from
  continuing operations     $(0.01)      (0.01)      $0.05      $(0.03)   $   -
Income from discontinued
  operations                     -           -           -           -        -
--------------------------------------------------------------------------------
Net income (loss)           $(0.01)     $(0.01)      $0.05      $(0.03)   $   -
================================================================================
Earnings per common share
  - assuming dilution:
Income (loss) from
  continuing operations     $(0.01)      (0.01)      $0.05      $(0.03)   $   -
Income from discontinued
  operations                     -           -           -           -        -
--------------------------------------------------------------------------------
Net income (loss)           $(0.01)     $(0.01)      $0.05      $(0.03)   $   -
================================================================================
1997:
Operating expenses           $ 672      $  707       $ 618      $1,998   $3,995
--------------------------------------------------------------------------------
Operating loss                (672)       (707)       (618)     (1,998)  (3,995)
Interest income                689         663         656         653    2,661
Other income                     -           -          55           4       59
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations
  before income taxes           17         (44)         93      (1,341)  (1,275)
Income tax (expense) benefit   405         (70)        (73)        (71)     191
--------------------------------------------------------------------------------
Income (loss) from
  continuing operations        422        (114)         20      (1,412)  (1,084)
Income from discontinued
  investment management
  operations, net of
  income taxes                   -           -           -           -        -
--------------------------------------------------------------------------------
Net income (loss)            $ 422      $ (114)      $  20     $(1,412) $(1,084)
================================================================================
Earnings per common
  share - basic:
Income (loss) from
  continuing operations      $0.01      $    -       $   -     $ (0.03) $ (0.02)
Income from discontinued
  operations                     -           -           -           -        -
--------------------------------------------------------------------------------
Net income (loss)            $0.01      $    -       $   -     $ (0.03) $ (0.02)
================================================================================
Earnings per common share
  - assuming dilution:
Income (loss) from
  continuing operations      $0.01      $    -       $   -     $ (0.03) $ (0.02)
Income from discontinued
  operations                     -           -           -           -        -
--------------------------------------------------------------------------------
Net income (loss)            $0.01      $    -       $   -     $ (0.03) $ (0.02)
================================================================================

                       AMBASE CORPORATION AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1999, under the caption "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1999, under the caption "Executive Compensation", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1999, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1999, under the caption "Certain Relationships and Related Transactions", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

                       AMBASE CORPORATION AND SUBSIDIARIES

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents filed as a part of this report:

1. Index to Financial Statements:                                         Page

      AmBase Corporation and Subsidiaries:
         Report of Independent Accountants..................................10
         Consolidated Statements of Operations..............................11
         Consolidated Balance Sheets........................................12
         Consolidated Statements of Changes in Stockholders' Equity.........13
         Consolidated Statements of Cash Flows..............................14
         Notes to Consolidated Financial Statements.........................15

2. Index to Financial Statements Schedules:

      All schedules have been omitted because they are not applicable.

3. Exhibits:

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

      10B. 1993 Stock Incentive Plan as amended (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 28, 1998).

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

      22.   Subsidiaries of the Registrant.

      23.   Consent of Independent Accountants.

      27.   Financial Data Schedule (only submitted to SEC in electronic format)

Exhibits, except as otherwise indicated above, are filed herewith.

(b) Form 8-K

    The Company was not required to file a Current Report on Form 8-K during the quarter ended December 31, 1998.

                       AMBASE CORPORATION AND SUBSIDIARIES


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March 1999.

AMBASE CORPORATION



RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 22nd day of March 1999.





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

AMBASE OFFICERS:

Richard A. Bianco           John P. Ferrara
Chairman, President and     Vice President, Chief Financial Officer
Chief Executive Officer     and Controller


INVESTOR INFORMATION

ANNUAL MEETING OF STOCKHOLDERS           CORPORATE HEADQUARTERS

The 1999 Annual Meeting is               AmBase Corporation
currently scheduled to be held at        51 Weaver Street, Bldg. 2
9:00 a.m. Eastern Daylight Time,         Greenwich, CT  06831-5155
on Friday, May 14, 1999, at:             (203) 532-2000

   Hyatt Regency Hotel
   1800 East Putnam Avenue
   Greenwich, CT  06870
                                         STOCKHOLDER INQUIRIES
COMMON STOCK TRADING
                                         Stockholder inquiries, including
AmBase stock is traded through one       requests for the following:(i) change
or more market-makers with quotations    of address; (ii) replacement of lost
made available in the "pink sheets"      stock certificates; (iii) Common Stock
published by the National Quotation      name registration changes; (iv)
Bureau, Inc.                             Quarterly Reports on Form 10-Q; (v)
                                         Annual Reports on Form 10-K; (vi)
ISSUE    ABBREVIATION  TICKER SYMBOL     proxy material; and (vii) information
                                         regarding stockholdings, should be
Common   AmBase        ABCP              directed to:
Stock
                                         AMERICAN STOCK TRANSFER AND TRUST
TRANSFER AGENT AND REGISTRAR             COMPANY
                                         40 Wall Street - 46th Floor
AMERICAN STOCK TRANSFER AND TRUST        New York, NY  10005
COMPANY                                  Attention: Shareholder Services
40 Wall Street - 46th Floor              (800) 937-5449 or (718) 921-8200
New York, NY  10005
Attention: Shareholder Services          In   addition,  the   Company's  public
(800) 937-5449 or (718) 921-8200         reports, including Quarterly Reports on
                                         Form 10-Q,  Annual Reports on Form 10-K
INDEPENDENT ACCOUNTANTS                  and  Proxy  Statements, can be obtained
                                         through  the  Securities  and  Exchange
PRICEWATERHOUSECOOPERS LLP               Commission  EDGAR   Database  over  the
1177 Avenue of the Americas              World Wide Web at www.sec.gov.
New York, NY  10036

                                         NUMBER OF STOCKHOLDERS
                                         As  of  January  29, 1999,  there  were
                                         approximately 21,000 stockholders.

               EXHIBITS ATTACHED WITH THIS FORM 10-K


Exhibit
  No.                   Description
-------                 -----------

  22              Subsidiaries of the Registrant

  23              Consent of Independent Accountants

  27              Financial Data Schedule