Form 10-Q
period 1999-03-31
AMBASE CORP
filed 1999-05-14
CIK 20639

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


       [X]   Quarterly  Report Pursuant to Section
             13  or   15(d)   of  the   Securities
             Exchange Act of 1934


             For the quarterly period ended March 31, 1999

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

YES     X        NO

At March 31, 1999, there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 1999

CROSS REFERENCE SHEET FOR
PARTS I and II                                                             Page
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.............................................1

Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................7

Item 3.      Quantitative and Qualitative Disclosures
                About Market Risk............................................10

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...............................................11

Item 2.      Changes in Securities...........................................12

Item 3.      Defaults Upon Senior Securities.................................12

Item 4.      Submission of Matters to a Vote of Security Holders.............12

Item 5.      Other Information...............................................12

Item 6.      Exhibits and Reports on Form 8-K................................12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     AMBASE CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                            Quarter Ended March 31
                                 (Unaudited)
                   (in thousands, except per share data)

                                                          1999             1998
                                                          ====             ====
Operating expenses:
Compensation and benefits.......................     $     884        $     514
Professional and outside services...............            65              270
Insurance.......................................            18               23
Occupancy.......................................            23               21
Other operating.................................            48               43
                                                      --------         --------
                                                         1,038              871
                                                      --------         --------
Operating loss..................................        (1,038)            (871)
                                                      --------         --------
Interest income.................................           531              632
Other income....................................            43                -
                                                      --------         --------
Loss before income taxes........................          (464)            (239)
Income tax expense..............................           (55)             (64)
                                                      --------         --------

Net loss........................................     $    (519)       $    (303)
                                                      --------         --------
Earnings per common share:
Net loss - basic................................     $   (0.01)       $   (0.01)
Net loss - assuming dilution....................         (0.01)           (0.01)
                                                         =====            =====

Average shares outstanding......................        44,534           44,534
                                                         =====            =====

The accompanying notes are an integral part of these consolidated financial statements.

                    AMBASE CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                              (in thousands)


                                                    March 31,      December 31,
                                                         1999              1998
                                                  (unaudited)
                                                   =========          =========
Assets
Cash and cash equivalents.......................  $    1,894         $    2,886
Investment securities - held to maturity
   (market value $46,437 and $47,160,
   respectively)................................      46,437             47,156
Investment in SDG, Inc. at cost.................       1,250              1,250
Other assets....................................         557                346
                                                    --------           --------

Total assets....................................  $   50,138         $   51,638
                                                       =====              =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities........  $      625         $    1,642
Supplemental retirement plan....................       5,196              5,079
Postretirement welfare benefits.................       1,261              1,301
Other liabilities...............................         117                152
Litigation and contingency reserves.............       2,070              2,076
Income tax reserves.............................      66,388             66,388
                                                    --------           --------
Total liabilities...............................      75,657             76,638
                                                    --------           --------
Commitments and contingencies...................           -                  -
                                                    --------           --------
Stockholders' equity:
Common stock....................................         447                447
Paid-in capital.................................     547,712            547,712
Accumulated deficit............................     (573,031)          (572,512)
Treasury stock.................................         (647)              (647)
                                                    --------           --------
Total stockholders' equity.....................      (25,519)           (25,000)
                                                    --------           --------

Total liabilities and stockholders' equity.....   $   50,138         $   51,638
                                                       =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Quarter Ended March 31
                                 (in thousands)


                                                        1999               1998
                                                        ====               ====
Cash flows from operating activities:
Net loss.......................................    $    (519)          $   (303)
Adjustments to reconcile net loss to net
   cash used by operations:
Other assets...................................           35                 39
Accounts payable and accrued liabilities.......       (1,017)            (1,035)
Litigation and contingency reserves uses.......           (6)               (68)
Other liabilities..............................           43                  -
Amortization of discount - investment
   securities..................................         (525)              (611)
Other, net.....................................            3                  2
                                                    --------           --------
Net cash used by operating activities..........       (1,986)            (1,976)
                                                    --------           --------
Cash flows from investing activities:
Maturities of investment securities
   - held to maturity..........................       23,446              4,650
Purchases of investment securities
   - held to maturity..........................      (22,202)            (7,099)
Purchases of other investment securities.......         (250)                 -
Proceeds from Home Holdings, Inc. receivable...            -                  7
Other, net.....................................            -                 25
                                                    --------           --------
Net cash provided (used) by investing
   activities..................................          994             (2,417)
                                                    --------           --------
Net decrease in cash and cash equivalents......         (992)            (4,393)
Cash and cash equivalents at beginning
   of period...................................        2,886              5,548
                                                    --------           --------
Cash and cash equivalents at end of period.....    $   1,894          $   1,155
                                                       =====              =====
Supplemental cash flow disclosures:
Income taxes paid..............................    $      53          $      74
                                                       =====              =====

The accompanying notes are an integral part of these consolidated financial statements.
                                     -3-

                     AMBASE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings, see Part II - Item 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1998.

The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1999 will be met principally by the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income received on investment securities and cash equivalents.

Note 2 - Legal Proceedings

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation  liabilities  described  in  Part  II -  Item  1,  and  the  inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At March 31, 1999, the litigation and contingency reserves, other than for income tax issues, were $2,070,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $66,388,000 at March 31, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

See Part II - Item 1 - Legal Proceedings, for a discussion of Supervisory Goodwill Litigation and information regarding the Company's claims against Home Holdings, Inc.

                     AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


Note 3 - Cash and Cash Equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents.

Note 4 - Investment Securities

Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - held to maturity at March 31, 1999 and December 31, 1998 consist of the following:

                          March 31, 1999                 December 31, 1998
                   =============================   =============================
                                         Cost or                         Cost or
                   Carrying   Amortized     Fair   Carrying   Amortized     Fair
(in thousands)        Value        Cost    Value      Value        Cost    Value
                   ========   =========  =======   ========   =========  =======

U.S. Treasury
   Bills          $  46,437   $  46,437 $ 46,437  $  47,156    $ 47,156  $47,160
                   ========   =========  =======   ========   =========  =======

The gross unrealized gains (losses) on investment securities at March 31 and December 31 consist of the following:

                                               1999                         1998
                                              ======                      ======
                                                        (in thousands)
Held to Maturity - Gross unrealized
   gains (losses)                           $      -                   $       4
                                              ======                      ======

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at March 31, 1999 and $100,000 at December 31, 1998.

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $25 million, as of March 31, 1999 and December 31, 1998, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"), but this information has not yet been received. Since the Company did not make the election decision, as described above, once it receives the requested information from the RTC/FDIC, the Company will amend its consolidated federal income tax returns to include the federal income tax effects of Carteret and Carteret FSB. Based on the information currently available, the Company does not believe a material increase in the Company's tax liabilities will result.

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

The Company has a reserve for income taxes of $66,388,000 at March 31, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at March 31, 1999 aggregated $50,138,000, consisting principally of cash and cash equivalents of $1,894,000 and investment securities of $46,437,000. At March 31, 1999, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $25,519,000.

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

The Company has a reserve for income taxes of $66,388,000 at March 31, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

At March 31, 1999, the litigation and contingency reserves, other than for income tax issues, were $2,070,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and the income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II
Item 1.

The cash needs of the Company for the first three months of 1999 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 1999.

For the three months ended March 31, 1999, cash of $1,986,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income.

For the three months ended March 31, 1998, cash of $1,976,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described above. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursuing all sources of contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations.

There were no material commitments for capital expenditures as of March 31, 1999.

Results of Operations

Summarized  financial  information  of the Company for the first  quarter  ended
March 31 is as follows:
                                                         1999              1998
                                                             (in thousands)
Operating expenses:
Compensation and benefits....................         $   884           $   514
Professional and outside services............              65               270
Insurance....................................              18                23
Occupancy....................................              23                21
Other operating..............................              48                43
                                                       ------            ------
                                                        1,038               871
                                                       ------            ------
Operating loss...............................          (1,038)             (871)
                                                       ------            ------
Interest income..............................             531               632
Other income.................................              43                 -
                                                       ------            ------
Loss before income taxes.....................            (464)             (239)
Income tax expense...........................             (55)              (64)
                                                       ------            ------
Net loss.....................................         $  (519)          $  (303)
                                                         ====              ====

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 1999 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded a net loss of $519,000, or $0.01 per share, for the first quarter ended March 31, 1999 compared to a net loss of $303,000, or $0.01 per share, for the first quarter ended March 31, 1998.

Compensation and benefits increased to $884,000 in the first quarter ended March 31, 1999, compared with $514,000 for the 1998 first quarter. The increase is due to the accrual on a monthly basis of 1999 incentive compensation, which is not guaranteed, as compared to accruing these amounts at year-end and also a higher level of benefit accruals.

Professional and outside services decreased to $65,000 in the first quarter ended March 31, 1999, compared to $270,000 in the respective 1998 period. The decrease is primarily the result of legal fees attributable to the Home Holdings, Inc. bankruptcy case incurred in the first quarter of 1998.

Insurance expenses decreased to $18,000 in the first quarter ended March 31, 1999, from $23,000 in the same 1998 period, due to management's continued renegotiation of insurance premiums.

Interest income in the first quarter ended March 31, 1999 decreased to $531,000, from $632,000 in the respective 1998 period. The decrease was primarily attributable to a decreased yield on cash equivalents and investment securities during the 1999 period.

Other income of $43,000 in the 1999 first quarter is due to the collection by an inactive subsidiary of a receivable previously considered uncollectible.

The income tax provision of $55,000 and $64,000 in the first quarter ended March 31, 1999 and 1998, respectively, is primarily attributable to a provision for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

Year 2000 Issue

The Company has completed its review of year 2000 issues and has determined it will not have a material effect on the Company's business, results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at March 31, 1999 consist of the following:

                                               Maturity Date
                                                   Less Than               Fair
(in thousands)                                      One Year              Value
                                                     =======              =====
U.S. Treasury Bills............................   $   46,437         $   46,437
                                                     =======              =====
Weighted average interest rate.................         4.4%
                                                     =======

The Company's current policy is to minimize the interest rate risk of it's short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the quarter.


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
         Attention:  Shareholder Services
         (800) 937-5449 or (718) 921-8200

In addition, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission EDGAR Database over the Internet, at www. sec.gov.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Item 8 - Note 13 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

The actions against the Company are in various stages. Nevertheless, the allegations and claims are material and, if successful, could result in substantial judgments against the Company. To the extent the aggregate of any such judgments were to exceed the resources available, these matters would have a material adverse effect on the Company's financial condition and results of operations. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

Supervisory Goodwill Litigation. Fact discovery is currently ongoing in the Company's suit against the United States pending in the United States Court of Federal Claims. On April 5, 1999, the Court extended to July 31, 1999 the deadline for completing case-specific fact discovery in thirty Winstar-related lawsuits, including the Company's case. On April 9, 1999 and April 16, 1999, respectively, the Court issued decisions addressing damage claims in two other Winstar-related cases, Glendale Federal Bank, FSB v. United States, and California Federal Bank v. United States. In the Glendale case, the Court awarded Glendale $908.9 million in restitution and non-overlapping reliance damages, representing the benefit conferred on the government as a result of the contract at issue in that case, plus certain non-overlapping damages suffered by Glendale as a result of the government's breach of contract. The Court declined to award expectation damages as requested by Glendale. In the California Federal case, the Court awarded California Federal $23.4 million in damages, representing expenses incurred by California Federal in raising new capital to replace the supervisory goodwill lost as a result of the government's breach of contract. The Court declined to award expectation damages, restitution, or other reliance damages as requested by California Federal. The Company expects that both of these decisions will be appealed to the United States Court of Appeals for the Federal Circuit. The trial court and anticipated appellate decisions in Glendale and California Federal may be relevant to the Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's action. No assurance can be given regarding the ultimate outcome of the litigation.

AmBase Corporation v. Zurich SF Holdings, Inc. (f/k/a Reorganized Home Holdings, Inc.). In 1991, the Company sold its entire interest in The Home Insurance Company ("Home Insurance") and its subsidiaries to Home Holdings, Inc. ("Home Holdings") pursuant to an agreement dated as of September 28, 1990 (as amended the "Stock Purchase Agreement"). As part of the sale proceeds, Home Holdings agreed to pay certain amounts to the Company over a period of years to meet certain specified obligations of the Company, as incurred, relating to tax issues, litigation and administrative expenses.

On January 15, 1998, Home Holdings filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), which was subsequently amended, culminating in the Revised Third Amended and Restated Plan of Reorganization (the "Revised Plan"). The Revised Plan was confirmed by order of the Bankruptcy Court dated June 9, 1998, and was declared effective on July 29, 1998.

Pursuant to the Revised Plan, on July 30, 1998, the Company received $15,200,000 in full satisfaction of all of the Company's claims relating to Home Holdings other than certain disputed claims relating to Section 7.4(c)(iii) of the Stock Purchase Agreement (the "Disputed Claims"). The Company's rights against Home Holdings with regard to the Disputed Claims were preserved and survived the effective date of the Revised Plan. The Revised Plan further provided credit support for any amounts due the Company on account of the Disputed Claims in the form of a Keepwell Agreement provided by Zurich Reinsurance Centre Holdings. In April 1999, the Company filed a complaint in the Supreme Court of New York for the Disputed Claims.

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


AMBASE CORPORATION







By    JOHN P. FERRARA
      Vice President, Chief Financial Officer
      and Controller
      (Principal Financial and
      Accounting Officer)

Date:  May 14, 1999

                         EXHIBIT INDEX


Exhibit
  No.                  Description
-------                -----------

  27                   Financial Data Schedule - March 31, 1999