Form 10-Q
period 1999-06-30
AMBASE CORP
filed 1999-08-09
CIK 20639

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


        [X]   Quarterly  Report Pursuant to Section
              13  or   15(d)   of  the   Securities
              Exchange Act of 1934


              For the quarterly period ended June 30, 1999

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

YES     X        NO

At June 30, 1999, there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 1999

CROSS REFERENCE SHEET FOR
PARTS I and II                                                            Page
                                                                         ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.............................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............7

Item 3.      Quantitative and Qualitative Disclosures
                   About Market Risk.........................................10

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

Item 3.      Defaults Upon Senior Securities.................................12

Item 4.      Submission of Matters to a Vote of Security Holders.............12

Item 5.      Other Information...............................................12

Item 6.      Exhibits and Reports on Form 8-K................................12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     AMBASE CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                 Second Quarter and Six Months Ended June 30
                                (Unaudited)
                    (in thousands, except per share data)

                                           Second Quarter            Six Months
                                           1999       1998         1999       1998
                                           ====       ====         ====       ====
Operating expenses:
Compensation and benefits............... $   817    $   444      $ 1,701    $   958
Professional and outside services.......   1,347        380        1,412        650
Insurance...............................      17         22           35         45
Occupancy...............................      28         22           51         43
Other operating.........................      36         12           84         55
                                          ------     ------       ------     ------
                                           2,245        880        3,283      1,751
                                          ------     ------       ------     ------
Operating loss..........................  (2,245)      (880)      (3,283)    (1,751)
                                          ------     ------       ------     ------
Interest income.........................     523        593        1,054      1,225
Other income............................      61          -          104          -
                                          ------     ------       ------     ------
Loss before income taxes................  (1,661)      (287)      (2,125)      (526)
Income tax expense......................     (68)       (64)        (123)      (128)
                                          ------     ------       ------     ------

Net loss................................ $(1,729)   $  (351)     $(2,248)   $  (654)
                                          ======     ======       ======     ======

Earnings per common share:
Net loss - basic........................ $ (0.04)   $ (0.01)     $ (0.05)   $ (0.02)
Net loss - assuming dilution............   (0.04)     (0.01)       (0.05)     (0.02)
                                          ======     ======       ======     ======

Average shares outstanding..............  44,534     44,534       44,534     44,534
                                          ======     ======       ======     ======

The accompanying notes are an integral part of these consolidated financial statements.
                                   -1-

                    AMBASE CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                               (in thousands)


                                                    June 30,       December 31,
                                                        1999               1998
                                                 (unaudited)
                                                  =========        ============
Assets
Cash and cash equivalents.....................   $     998          $     2,886
Investment securities - held to maturity
   (market value $46,625 and $47,160,
   respectively)..............................      46,647               47,156
Investment in SDG, Inc. at cost...............       1,250                1,250
Other assets..................................         506                  346
                                                  --------           ----------

Total assets..................................   $  49,401          $    51,638
                                                  ========           ==========
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities......   $   1,533          $     1,642
Supplemental retirement plan..................       5,312                5,079
Postretirement welfare benefits...............       1,234                1,301
Other liabilities.............................         112                  152
Litigation and contingency reserves...........       2,070                2,076
Income tax reserves...........................      66,388               66,388
                                                  --------           ----------
Total liabilities.............................      76,649               76,638
                                                  --------           ----------
Commitments and contingencies.................           -                    -
                                                  --------           ----------
Stockholders' equity:
Common stock..................................         447                  447
Paid-in capital...............................     547,712              547,712
Accumulated deficit...........................    (574,760)            (572,512)
Treasury stock................................        (647)                (647)
                                                  --------           ----------
Total stockholders' equity....................     (27,248)             (25,000)
                                                  --------           ----------

Total liabilities and stockholders' equity....   $  49,401         $     51,638
                                                  ========           ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                     -2-

                      AMBASE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            Six Months Ended June 30
                                 (in thousands)

                                                        1999               1998
                                                        ====               ====
Cash flows from operating activities:
Net loss.......................................    $  (2,248)          $   (654)
Adjustments to reconcile net loss to net
   cash used by operations:
Other assets........... .......................           73                 58
Accounts payable and accrued liabilities.......         (109)            (1,224)
Litigation and contingency reserves uses.......           (6)              (115)
Income tax reserves uses.......................            -            (12,700)
Other liabilities..............................          126                (24)
Amortization of discount - investment
   securities..................................       (1,043)            (1,170)
Other, net.....................................            7                 46
                                                    --------           --------
Net cash used by operating activities..........       (3,200)           (15,783)
                                                    --------           --------
Cash flows from investing activities:
Maturities of investment securities
   - held to maturity..........................       60,006             39,692
Purchases of investment securities
   - held to maturity..........................      (58,454)           (27,428)
Purchases of other investment securities.......         (250)                 -
Proceeds from Home Holdings, Inc. receivable...            -                  8
Other, net.....................................           10                 35
                                                    --------           --------
Net cash provided by investing activities......        1,312             12,307
                                                    --------           --------
Net decrease in cash and cash equivalents......       (1,888)            (3,476)
Cash and cash equivalents at beginning
   of period...................................        2,886              5,548
                                                    --------           --------
Cash and cash equivalents at end of period.....    $     998          $   2,072
                                                       =====              =====
Supplemental cash flow disclosures:
Income taxes paid..............................    $     126          $  12,861
                                                       =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                     AMBASE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the
reporting   period.   Actual  results  could  differ  from  such  estimates  and assumptions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings; see Part II - Item 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note 2 - Legal Proceedings

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation  liabilities  described  in  Part  II -  Item  1,  and  the  inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At June 30, 1999, the litigation and contingency reserves, other than for income tax issues, were $2,070,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $66,388,000 at June 30, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

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

Investment securities - held to maturity at June 30, 1999 and December 31, 1998 consist of the following:

                                    June 30, 1999                              December 31, 1998
                        =====================================       ======================================
                                                      Cost or                                      Cost or
                        Carrying       Amortized         Fair       Carrying      Amortized           Fair
(in thousands)             Value            Cost        Value          Value           Cost          Value
                          ======       =========      =======       ========      =========        =======

U.S. Treasury Bills    $  46,647       $  46,647     $ 46,625      $  47,156       $ 47,156      $  47,160
                          ======        ========      =======       ========        =======       ========

The gross unrealized gains (losses) on investment securities at June 30 and December 31 consist of the following:

                                              1999                         1998
                                              ====                         ====
                                                       (in thousands)
Held to Maturity - Gross unrealized
   gains (losses)                         $   (22)                      $     4
                                           ======                        ======

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at June 30, 1999 and $100,000 at December 31, 1998.

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $25 million, as of June 30, 1999 and December 31, 1998, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

The Company has a reserve for income taxes of $66,388,000 at June 30, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at June 30, 1999 aggregated $49,401,000, consisting principally of cash and cash equivalents of $998,000 and investment securities of $46,647,000. At June 30, 1999, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $27,248,000.

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

The Company has a reserve for income taxes of $66,388,000 at June 30, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

At June 30, 1999, the litigation and contingency reserves, other than for income tax issues, were $2,070,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

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

The cash needs of the Company for the first six months of 1999 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 1999.

For the six months ended June 30, 1999, cash of $3,200,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income.

For the six months ended June 30, 1998, cash of $15,783,000 was used by operations, including the payment of $12,700,000 to the IRS for the Company's Fresh Start tax liability (which related to a 1987 tax dispute with the IRS), the payment of prior year accruals and the payment of operating expenses, partially offset by the receipt of interest income.

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

There were no material commitments for capital expenditures as of June 30, 1999.

Results of Operations

Summarized  financial  information  of the Company for the second  quarter ended
June 30 is as follows:

                                          Second Quarter                Six Months
                                         1999         1998           1999         1998
                                         ====         ====           ====         ====
                                          (in thousands)              (in thousands)
Operating expenses:
Compensation and benefits...........  $   817     $    444      $   1,701     $    958
Professional and outside services...    1,347          380          1,412          650
Insurance...........................       17           22             35           45
Occupancy...........................       28           22             51           43
Other operating.....................       36           12             84           55
                                       ------      -------         ------      -------
                                        2,245          880          3,283        1,751
                                       ------      -------         ------      -------
Operating loss......................   (2,245)        (880)        (3,283)      (1,751)
                                       ------      -------         ------      -------
Interest income.....................      523          593          1,054        1,225
Other income........................       61            -            104            -
                                       ------      -------         ------      -------
Loss before income taxes............   (1,661)        (287)        (2,125)        (526)
Income tax expense..................      (68)         (64)          (123)        (128)
                                       ------      -------         ------      -------
Net loss............................  $(1,729)    $   (351)     $  (2,248)    $   (654)
                                       ======      =======       ========      =======

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

The Company recorded a net loss of $1,729,000, or $0.04 per share, and $2,248,000, or $0.05 per share for the second quarter and six months ended June 30, 1999, respectively, compared to a net loss of $351,000, or $0.01 per share, and $654,000, or $0.02 per share, for the second quarter and six months ended June 30, 1998, respectively. The increase in the net loss for the second quarter and six month periods ended June 30, 1999 is due principally to an increase in professional and outside services fees, as further described below.

Compensation and benefits increased to $817,000 and $1,701,000 in the second quarter and six months ended June 30, 1999, respectively, compared with $444,000 and $958,000 in the respective 1998 periods. The increase in the 1999 periods is due to the accrual on a monthly basis of 1999 incentive compensation, which is not guaranteed, as compared to accruing these amounts at year-end, and also a higher level of benefit accruals.

Professional and outside services increased to $1,347,000 in the second quarter ended June 30, 1999, and to $1,412,000 in the six months ended June 30, 1999, compared to $380,000 and $650,000 in the respective 1998 periods. The increase in the 1999 periods is primarily the result of legal fees attributable to supervisory goodwill litigation, offset to some extent by a reduction of legal fees attributable to the Home Holdings, Inc. bankruptcy case, which were incurred in the respective 1998 periods.

Insurance expenses decreased to $17,000 and $35,000 for the second quarter and six months ended June 30, 1999, respectively, compared to $22,000 and $45,000 in the same 1998 periods, due to management's continued renegotiation of insurance premiums.

Interest income in the second quarter and six months ended June 30, 1999 decreased to $523,000 and $1,054,000, respectively, from $593,000 and $1,225,000 in the respective 1998 periods. The decrease was primarily attributable to a decreased yield on cash equivalents and investment securities during the 1999 periods.

Other income of $61,000 in the 1999 second quarter and $104,000 for the six months ended June 30, 1999 is principally due to the collection by an inactive subsidiary of a receivable previously considered uncollectible.

The income tax provisions of $68,000 and $123,000 in the second quarter and six months ended June 30, 1999, respectively, and $64,000 and $128,000 in the second quarter and six months ended June 30, 1998, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

Year 2000 Issue

The Company has completed its review of year 2000 issues and has determined it will not have a material effect on the Company's business, results of operations or financial condition.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at June 30, 1999 consist of the following:

                                                          Maturity Date
                                                   Less Than               Fair
(in thousands)                                      One Year              Value
                                                     =======              =====
U.S. Treasury Bills............................   $   46,647         $   46,625
                                                       =====              =====
Weighted average interest rate................         4.39%
                                                       =====

The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the quarter.



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
         Attention:  Shareholder Services
         (800) 937-5449 or (718) 921-8200

In addition, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission EDGAR Database over the Internet, at www.sec.gov.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Item 8 - Note 13 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1998 and in AmBase's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

Marshall Manley v. AmBase Corporation. The trial of this case has been adjourned by the Court until January 4, 2000.

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

Supervisory Goodwill Litigation. In June 1999, the Court extended the deadline for completing case-specific fact discovery in the Company's case to November 30, 1999.

AmBase Corporation v. Zurich SF Holdings, Inc. (f/k/a Reorganized Home Holdings, Inc.). On or about June 4, 1999, Zurich SF Holdings, Inc. (f/k/a Reorganized Home Holdings, Inc.) filed a motion to dismiss the complaint filed by the Company. The Company filed a response to the motion to dismiss in July 1999. These motions are presently under submission with the Court.

ITEM 2.       CHANGES IN SECURITIES

Does not apply.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Does not apply.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on May 14, 1999, the following proposals were voted upon:

The following persons were nominated to be elected as directors, as set forth below:

                                                 Number of Shares
                                            For                Withheld

Richard A. Bianco                        38,021,859            234,470
John B. Costello                         38,027,684            228,645

There were no broker non-votes.

Stockholders approved the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the year ending December 31, 1999. The shares were voted as follows: 38,147,545 shares for and 64,086 against, with 44,698 shares abstaining. There were no broker non-votes.

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

Date:  August 9, 1999

                              EXHIBIT INDEX


Exhibit
  No.                 Description
-------               -----------

  27                  Financial Data Schedule - June 30, 1999