Form 10-Q
period 1999-09-30
AMBASE CORP
filed 1999-11-02
CIK 20639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                    [X] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                              Exchange Act of 1934


                For the quarterly period ended September 30, 1999

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

YES X NO

At September 30, 1999, there were 44,533,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 1999

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk......10

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

Item 3.      Defaults Upon Senior Securities.................................12

Item 4.      Submission of Matters to a Vote of Security Holders.............12

Item 5.      Other Information...............................................12

Item 6.      Exhibits and Reports on Form 8-K................................12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                           Third Quarter                        Nine Months
                                                                        1999              1998               1999             1998
                                                                        ====              ====               ====             ====
Operating expenses:
Compensation and benefits ..............................          $    823           $    473           $  2,524           $  1,431
Professional and outside services ......................               578                127              1,990                777
Insurance ..............................................                22                 20                 57                 65
Occupancy ..............................................                27                 22                 78                 65
Other operating ........................................                32                 34                116                 89
                                                                  --------           --------           --------           --------
                                                                     1,482                676              4,765              2,427
                                                                  --------           --------           --------           --------
Operating loss .........................................            (1,482)              (676)            (4,765)            (2,427)
                                                                  --------           --------           --------           --------
Interest income ........................................               544                595              1,598              1,820
Other income ...........................................                50              2,500                154              2,500
                                                                  --------           --------           --------           --------
Income (loss) before income taxes ......................              (888)             2,419             (3,013)             1,893
Income tax expense .....................................               (46)               (59)              (169)              (187)
                                                                  --------           --------           --------           --------

Net income (loss) ......................................          $   (934)          $  2,360           $ (3,182)          $  1,706
                                                                  ========           ========           ========           ========
Earnings per common share:
Net income (loss) - basic ..............................          $  (0.02)          $   0.05           $  (0.07)          $   0.04
Net income (loss) - assuming dilution ..................             (0.02)              0.05              (0.07)              0.04
                                                                  ========           ========           ========           ========

Average shares outstanding .............................            44,534             44,534             44,534             44,534
                                                                  ========           ========           ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                      Sept. 30,       December 31,
                                                                                           1999               1998
                                                                                    (unaudited)
                                                                                       ========          =========
Assets
Cash and cash equivalents ....................................................        $   1,687          $   2,886
Investment securities - held to maturity (market
    value $45,183 and $47,160, respectively) ..................................          45,170             47,156
Investment in SDG, Inc. at cost ...............................................           1,250              1,250
Other assets ..................................................................             562                346
                                                                                      ---------          ---------

Total assets ..................................................................       $  48,669          $  51,638
                                                                                      =========          =========
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities .....................................        $   1,698          $   1,642
Supplemental retirement plan ..................................................           5,429              5,079
Postretirement welfare benefits ................................................          1,194              1,301
Other liabilities .............................................................             110                152
Litigation and contingency reserves ............................................          2,032              2,076
Income tax reserves ...........................................................          66,388             66,388
                                                                                      ---------          ---------
Total liabilities ..............................................................         76,851             76,638
                                                                                      ---------          ---------
Commitments and contingencies .................................................              --                 --
                                                                                      ---------          ---------
Stockholders' equity:
Common stock ..................................................................             447                447
Paid-in capital ...............................................................         547,712            547,712
Accumulated deficit ...........................................................        (575,694)          (572,512)
Treasury stock ................................................................            (647)              (647)
                                                                                      ---------          ---------
Total stockholders' equity ....................................................         (28,182)           (25,000)
                                                                                      ---------          ---------

Total liabilities and stockholders' equity ....................................       $  48,669          $  51,638
                                                                                      =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                 (in thousands)

                                                                                                            1999               1998
                                                                                                            ====               ====
Cash flows from operating activities:
Net income (loss) ............................................................................          $ (3,182)          $  1,706
Adjustments to reconcile net income (loss) to net cash used by operations:
Other assets .................................................................................                12                 56
Accounts payable and accrued liabilities .....................................................                56             (1,317)
Litigation and contingency reserves uses .....................................................               (44)              (161)
Income tax reserves uses .....................................................................                --            (12,700)
Other liabilities ............................................................................               200                 34
Amortization of discount - investment securities .............................................            (1,583)            (1,749)
Other, net ...................................................................................                13                 57
                                                                                                        --------           --------
Net cash used by operating activities ........................................................            (4,528)           (14,074)
                                                                                                        --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity .......................................            96,521             44,746
Purchases of investment securities - held to maturity ........................................           (92,952)           (48,329)
Purchases of other investment securities .....................................................              (250)                --
Proceeds from Home Holdings, Inc. receivable .................................................                --             12,708
Other, net ...................................................................................                10                  7
                                                                                                        --------           --------
Net cash provided by investing activities ....................................................             3,329              9,132
                                                                                                        --------           --------
Net decrease in cash and cash equivalents ....................................................            (1,199)            (4,942)
Cash and cash equivalents at beginning of period .............................................             2,886              5,548
                                                                                                        --------           --------
Cash and cash equivalents at end of period ...................................................          $  1,687          $     606
                                                                                                        ========           ========
Supplemental cash flow disclosures:
Income taxes paid ............................................................................          $    164          $  12,861
                                                                                                        ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated.In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings; see Part II - Item 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note 2 - Legal Proceedings

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation liabilities described in Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At September 30, 1999, the litigation and contingency reserves, other than for income tax issues, were $2,032,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $66,388,000 at September 30, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

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

Investment securities - held to maturity at September 30, 1999 and December 31, 1998 consist of the following:

                                           September 30, 1999                          December 31, 1998
                              =====================================            =====================================
                                                            Cost or                                         Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized          Fair
(in thousands)                   Value            Cost        Value              Value           Cost         Value
                                ======       =========       ======           ========      =========       =======

U.S. Treasury Bills           $ 45,170        $ 45,170      $ 45,183          $  47,156       $ 47,156     $   47,160
                                ======          ======        ======             ======         ======         ======

The gross unrealized gains on investment securities at September 30 and December
31 consist of the following:

                                                                                 1999                         1998
                                                                                ======                      ======
                                                                                           (in thousands)
Held to Maturity - Gross unrealized gains                                     $     13                    $      4
                                                                                ======                       ======

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at September 30, 1999 and $100,000 at December 31, 1998.

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $28 million as of September 30, 1999 and $25 million as of December 31, 1998, arising primarily from net operating loss ("NOL") carryforwards, the excess of book over tax reserves and alternative minimum tax credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the Office of Thrift Supervision's ("OTS") December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and proposed Treasury Reg. ss.1.597-4(g), the Company had previously filed its 1992 and subsequent federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. ss.1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret,and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. ss.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

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

The Company has a reserve for income taxes of $66,388,000 at September 30, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at September 30, 1999 aggregated $48,669,000 consisting principally of cash and cash equivalents of $1,687,000 and investment securities of $45,170,000. At September 30, 1999, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II
- Item 1, exceeded total recorded assets by $28,182,000.

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

The Company has a reserve for income taxes of $66,388,000 at September 30, 1999. For a further discussion, see Part II - Item 1 - Legal Proceedings, Disputes with Internal Revenue Service, Withholding Taxes (Netherlands Antilles).

At September 30, 1999, the litigation and contingency reserves, other than for income tax issues, were $2,032,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II Item 1.

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

The cash needs of the Company for the first nine months of 1999 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 1999.

For the nine months ended September 30, 1999, cash of $4,528,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income.

For the nine months ended September 30, 1998, cash of $14,074,000 was used by operations, including the payment of $12,700,000 to the IRS for the Company's Fresh Start tax liability (which related to a 1987 tax dispute with the IRS), the payment of prior year accruals and the payment of operating expenses, partially offset by the receipt of interest income and amounts received pursuant to the Home Holdings Revised Bankruptcy Plan.

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

There were no material commitments for capital expenditures as of September 30, 1999.

Results of Operations

Summarized financial information of the Company for the third quarter and nine months ended September 30 is as follows:

                                                                                               Third Quarter          Nine Months
                   (in thousands)                                                             1999       1998       1999       1998
                                                                                           =======    =======    =======    =======
Operating expenses:
Compensation and benefits ..............................................................   $   823        473    $ 2,524    $ 1,431
Professional and outside services ......................................................       578        127      1,990        777
Insurance ..............................................................................        22         20         57         65
Occupancy ..............................................................................        27         22         78         65
Other operating ........................................................................        32         34        116         89
                                                                                           -------    -------    -------    -------
                                                                                             1,482        676      4,765      2,427
                                                                                           -------    -------    -------    -------
Operating loss .........................................................................    (1,482)      (676)    (4,765)    (2,427)
                                                                                           -------    -------    -------    -------
Interest income ........................................................................       544        595      1,598      1,820
Other income ...........................................................................        50      2,500        154      2,500
                                                                                           -------    -------    -------    -------
Income (loss) before income taxes ......................................................      (888)     2,419     (3,013)     1,893
Income tax expense .....................................................................       (46)       (59)      (169)      (187)
                                                                                           -------    -------    -------    -------
Net income (loss) ......................................................................   $  (934)   $ 2,360    $(3,182) $   1,706
                                                                                           =======    =======    =======    =======

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

The Company recorded a net loss of $ 934,000, or $ 0.02 per share, and $ 3,182,000, or $ 0.07 per share for the third quarter and nine months ended September 30, 1999, respectively. The Company recorded net income of $2,360,000 or $0.05 per share and $1,706,000, or $0.04 per share for the third quarter and nine months ended September 30, 1998, respectively. The 1998 third quarter and nine-month period includes $2,500,000 of other income received in connection with the Home Holdings Revised Bankruptcy Plan. Excluding the $2,5000,000 of other income, the Company would have reported a net loss of $140,000 and $794,000 in the third quarter and nine-month period ended September 30, 1998, respectively.

Compensation and benefits increased to $823,000 and $2,524,000 in the third quarter and nine months ended September 30, 1999, respectively, compared with $473,000 and $1,431,000, in the respective 1998 periods. The increase in the 1999 periods is due to the accrual on a monthly basis of 1999 incentive compensation, which is not guaranteed, as compared to accruing these amounts at year-end, and also a higher level of benefit accruals.

Professional and outside services were $578,000 and $1,990,000 in the third quarter and nine month periods ended September 30, 1999 respectively, compared to $127,000 and $777,000 in the respective 1998 periods. The increase in the 1999 periods is primarily the result of legal fees attributable to supervisory goodwill litigation, offset to some extent by a reduction of legal fees attributable to the Home Holdings, Inc. bankruptcy case, which were incurred in the respective 1998 periods.

Insurance expenses decreased to $57,000 for the nine month period ended September 30, 1999, compared to $65,000 in the same 1998 period, due to management's continued renegotiations of insurance premiums.

Interest income in the third quarter and nine months ended September 30, 1999 decreased to $544,000 and $1,598,000, respectively, from $595,000 and $1,820,000 in the respective 1998 periods. The decrease was attributable to a decreased yield on cash equivalents and investment securities during the 1999 periods and a lower average level of investments held in 1999 compared with 1998.

Other income of $ 50,000 in the 1999 third quarter and $154,000 for the nine months ended September 30, 1999 is principally due to the collection by an inactive subsidiary of a receivable previously considered uncollectible. As noted above, the $2,500,000 of other income in the 1998 third quarter and nine-month periods represents a portion of the amounts received pursuant to the Home Holdings Revised Bankruptcy Plan.

The income tax provisions of $46,000 and $169,000 in the third quarter and nine months ended September 30, 1999, respectively, and $59,000 and $187,000 in the third quarter and nine months ended September 30, 1998, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

Year 2000 Issue

The Company has completed its review of year 2000 issues and has determined it will not have a material effect on the Company's business, results of operations or financial condition.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at September 30, 1999 consist of the following:

                                                           Maturity Date
                                                   Less Than               Fair
(in thousands)                                      One Year              Value
                                                     =======              =====
U.S. Treasury Bills............................   $   45,170         $   45,183
                                                       =====              =====
Weighted average interest rate.................         4.68%
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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Item 8 - Note 13 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1998 and in AmBase's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

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

Supervisory Goodwill Litigation. On September 9, 1999, the Company filed a motion in its lawsuit against the United States in the U.S. Court of Federal Claims entitled Plaintiffs' Motion For Partial Summary Judgment On Liability.


AmBase Corporation v. Zurich SF Holdings, Inc. (f/k/a Reorganized Home Holdings, Inc.). On October 20, 1999, Zurich's motion to dismiss the Company's complaint in its entirety was denied. However, under the relevant statute of limitations, such portion of the Company's claims which accrued more than six years prior to the filing of the complaint were deemed dismissed.

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

Date:  November 2, 1999

                              EXHIBIT INDEX


Exhibit
  No.                 Description
-------               -----------

  27                  Financial Data Schedule - September 30, 1999