Form 10-K
period 1999-12-31
AMBASE CORP
filed 2000-03-24
CIK 20639

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999
                                               OR
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ To ________


                          Commission file number 1-7265

                               AMBASE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    95-2962743
     (State of incorporation)              (I.R.S. EmployerIdentification No.)

             51 Weaver Street, Building 2, Greenwich, CT 06831-5155
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (203) 532-2000

          Securities  registered  pursuant to Section 12(b)of the Act:

          Title of each class         Name of each exchange on which registered

Common Stock ($0.01 par value)                            None

Rights to Purchase Common Stock                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

At January 31, 2000, there were 46,208,519 shares of registrant's Common Stock outstanding. At January 31, 2000 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.93 per share, was approximately $34 million. The Common Stock constitutes registrant's only outstanding security.

Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 14, Page 34.

AmBase Corporation

Annual Report on Form 10-K
December 31, 1999

CROSS REFERENCE SHEET FOR
PARTS I, II, III and IV                                                                                        Page
----------------------------------------------                                                               ------


PART I

Item 1.         Business..........................................................................................1

Item 2.         Properties........................................................................................2

Item 3.         Legal Proceedings.................................................................................2

Item 4.         Submission of Matters to a Vote of Security Holders...............................................3

                Executive Officers of the Registrant..............................................................3

PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.............................4

Item 6.         Selected Financial Data...........................................................................4

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............5

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk........................................9

Item 8.         Financial Statements and Supplementary Data......................................................10

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............33

PART III

Item 10.        Directors and Executive Officers of the Registrant...............................................33

Item 11.        Executive Compensation...........................................................................33

Item 12.        Security Ownership of Certain Beneficial Owners and Management...................................33

Item 13.        Certain Relationships and Related Transactions...................................................33

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................34

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

The Company has also purchased $350,000 of convertible preferred and common stock in AMDG, Inc. ("AMDG"), a majority owned subsidiary of SDG, Inc. AMDG is a development stage pharmaceutical company focused on the clinical development of new therapies for the treatment of both Type I and Type II diabetes and has received from SDG, Inc. a worldwide, exclusive, royalty-free license to certain patented technology. AMDG raised $3.7 million of equity through a private placement in December 1997.

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

The Company had 7 employees at December 31, 1999.

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. In order to maintain the principal value of its assets, the Company has invested substantially all of its funds in U.S. Treasury Bills and short-term money market funds. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Item 8 - Notes 9 and 11 to the Company's consolidated financial statements. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations.

See Item 8 - Note 11 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

At December 31, 1999, the Company's liabilities, including reserves for contingent and alleged liabilities, exceeded total recorded assets by $29,424,000. The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Item 8 - Notes 9 and 11 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

ITEM 2.       PROPERTIES

The Company leases approximately 4,800 square feet for use as its executive office at 51 Weaver Street, Building 2, Greenwich, CT 06831-5155.

ITEM 3.       LEGAL PROCEEDINGS

The Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At December 31, 1999, the litigation and contingency reserves were $1,983,000. For a discussion of alleged tax liabilities, lawsuits and proceedings, see Item 8 - Notes 9 and 11 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $66,388,000 at December 31, 1999. For a further discussion, see Item 8 - Note 9, Income Taxes and Note 11, Legal Proceedings, Dispute with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) to the Company's consolidated financial statements.

See Item 8 - Note 11 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Each executive officer is elected to serve in the executive officer capacity set forth opposite his respective name until the next Annual Meeting of Stockholders. The Company is not aware of any family relationships between any of the executive officers or directors of the Company.

Set forth below is a list of executive officers of the Company at December 31, 1999:

Name                                    Age                            Present Title
====                                    ===                            ==========
Richard A. Bianco                        52                            Chairman, President and
                                                                       Chief Executive Officer of
                                                                       AmBase Corporation

John P. Ferrara                          38                            Vice President, Chief Financial Officer
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


                                                       1999                                        1998
                                           =====================                       =====================
                                               High               Low                     High                Low
                                               ====               ===                     ====                ===
First Quarter.......................       $    2.77          $   2.18                 $    4.06          $   3.50
Second Quarter......................            2.49              1.08                      4.06              2.80
Third Quarter.......................            1.25              0.83                      3.40              2.16
Fourth Quarter......................            1.12              0.80                      2.86              1.65

As of January 31, 2000, there were approximately 19,500 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 1999 or 1998. The Company does not intend to declare or pay dividends in the foreseeable future.

For information  concerning the Company's  stockholder rights plan, see Item 8 -
Note 5 to the Company's consolidated financial statements.

ITEM 6.       SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Item 8 of this Form 10-K. The consolidated statements of operations, for the periods ended prior to the October 4, 1996 sale of Augustine Asset Management, Inc. were retroactively reclassified to reflect their operations as discontinued operations.


                                                                        Years ended December 31
                                                  ==========================================================
(in thousands, except per share data)                 1999           1998         1997         1996            1995
                                                      ====           ====         ====         ====            ====
Interest income, net........................      $  2,166       $  2,430     $  2,661      $ 2,641        $  2,835
Income (loss) from continuing operations,
   before income taxes......................        (4,280)           423       (1,275)       6,636           6,005
Income tax (expense) benefit................          (235)          (242)         191        7,189          (1,997)
Income (loss) from continuing operations ...        (4,515)           181       (1,084)      13,825           4,008
Income from discontinued investment
   management operations, net of income taxes            -              -            -          207              60
Net income (loss)...........................      $ (4,515)      $    181     $ (1,084)     $14,032        $  4,068

Earnings per common share - basic
Income (loss) from continuing operations....      $  (0.10)  $          -     $  (0.02)    $   0.31        $   0.09
Income (loss) from discontinued operations..             -              -            -            -              -
                                                  -----------    -----------  -----------   -----------    -----------
Net income (loss)...........................      $  (0.10)  $          -     $  (0.02)    $   0.31        $   0.09
                                                    =======         =======       ======       ======        ======
Earnings per common share - assuming dilution
Income (loss) from continuing operations....      $  (0.10)  $          -     $  (0.02)    $   0.30       $    0.09
Income (loss) from discontinued operations..             -              -            -            -               -
                                                  -----------    -----------  -----------   -----------    -----------
Net income (loss)...........................      $  (0.10)  $          -     $  (0.02)    $   0.30       $    0.09
                                                    ======         ======       ======       ======          ======
Dividends...................................             -              -            -            -               -
                                                    ======         ======       ======       ======          ======
Total assets................................      $ 47,678       $ 51,638     $ 64,270      $66,229        $ 65,677
Total stockholders' equity..................       (29,424)       (25,000)     (25,181)     (24,097)        (38,273)
                                                    ======         ======       ======       ======          ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes which are contained in Item 8, herein.

CONTINUING OPERATIONS

Financial Condition

The Company's assets at December 31, 1999 aggregated $47,678,000, consisting principally of cash and cash equivalents of $2,646,000 and investment securities of $43,260,000. At December 31, 1999, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Item 8
- Notes 9 and 11 to the Company's consolidated financial statements, exceeded total recorded assets by $29,424,000.

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest to be applied to the Company's Fresh Start tax liability which related to a 1987 tax dispute with the IRS. This amount was previously reserved for as part of the Company's income tax reserves account. See Part II - Item 8 - Note 9 for a more complete discussion regarding the Company's payment to the IRS in connection with the Fresh Start tax proceeding and utilization of net operating loss carryforwards.

Pursuant to the Home Holdings Revised Third Amended and Restated Plan of Reorganization (the "Revised Plan"), on July 30, 1998 the Company received $15,200,000 in full satisfaction of all the Company's claims relating to Home Holdings other than certain disputed claims. See Part II - Item 8 - Note 11 for further information regarding the collection by the Company of its receivable from Home Holdings and the Company's continuing rights to pursue certain disputed claims against Home Holdings pursuant to the Home Holdings bankruptcy case proceedings.

The cash needs of the Company in 1999 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2000. Because of the nature of the contingent and alleged liabilities described in Item 8 - Notes 9 and 11 to the Company's consolidated financial statements, the Company is unable to predict whether it will have the ability to generate sufficient resources to satisfy its ultimate obligations. For the year ended December 31, 1999, cash of $6,120,000 was used by operating activities, including the payment of expenses, payment of other liabilities and payments charged against litigation and contingency reserves, partially offset by the receipt of interest income.

The cash needs of the Company in 1998 were principally satisfied by interest income received on investment securities and cash equivalents, the Company's current financial resources and the $15,200,000 received pursuant to the Home Holdings Revised Plan. For the year ended December 31, 1998, cash of $14,892,000 was used by operating activities, including the payment of $12,700,000 to the Internal Revenue Service ("IRS") for the Company's Fresh Start tax liability, the payment of operating expenses and payments charged against the litigation and contingency reserve partially offset by interest income, and the receipt of amounts received pursuant to the Home Holdings Revised Plan.

The cash needs of the Company for 1997 were principally satisfied by interest income received on investment securities and cash equivalents, a $475,000 income tax refund and the Company's cash resources. For the year ended December 31, 1997, cash of $4,486,000 was used by operating activities, including the payment of operating expenses, and payments charged against litigation and contingency reserves partially offset by the receipt of interest income, and a $475,000 income tax refund.

There were no material commitments for capital expenditures as of December 31, 1999. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities described in Item 8 -
Notes 9 and 11 to the Company's consolidated financial statements. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations.

See Item 8 - Note 11 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At December 31, 1999, the litigation and contingency reserves were $1,983,000. For a discussion of alleged tax liabilities and lawsuits, see Item 8 - Notes 9 and 11 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a reserve for income taxes of $66,388,000 at December 31, 1999. For a further discussion, see Item 8 - Note 9, Income Taxes and Note 11, Legal Proceedings, Dispute with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) to the Company's consolidated financial statements.

As noted above, the Company has significant alleged tax liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and proceedings, see Item 8 - Notes 9 and 11 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

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

On June 30, 1995, the Company filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Tax Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Court concluded that summary adjudication at this time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post-trial briefs, which were submitted to the Tax Court in August 1997. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana") in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States tax withholding. The IRS appealed this decision (Northern Indiana Public Service Co.
v. Commissioner, 105 T.C. No. 22) to the United States Court of Appeals for the 7th Circuit ("Appeals Court"). In June of 1997, the Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

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

See Item 8 - Note 9, Income Taxes, and Note 11, Legal Proceedings, Dispute with Internal Revenue Service, Withholding Taxes (Netherlands Antilles) to the Company's consolidated financial statements, for additional details.

Results of Operations

Summarized financial information for the operations of the Company for the years ended December 31 is as follows:

(in thousands)                                                              1999             1998              1997
                                                                            ====             ====              ====
Operating expenses:
Compensation and benefits.....................................         $   3,605        $   3,117         $   3,116
Professional and outside services.............................             2,707            1,128               512
Insurance.....................................................                69               82               120
Occupancy.....................................................               100               86                87
Other operating...............................................               159              142               160
                                                                        --------         --------          --------
                                                                           6,640            4,555             3,995
                                                                        --------         --------          --------
Operating loss................................................            (6,640)          (4,555)           (3,995)
                                                                        --------         --------          --------
Interest income...............................................             2,166            2,430             2,661
Other income..................................................               194            2,548                59
                                                                        --------         --------          --------
Income (loss) before income taxes.............................            (4,280)             423            (1,275)
Income tax (expense) benefit..................................              (235)            (242)              191
                                                                        --------         --------          --------
Net income (loss).............................................         $  (4,515)       $     181         $  (1,084)
                                                                           =====            =====             =====

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2000 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded a net loss of $4,515,000 for the year ended December 31, 1999. As further detailed below the 1999 net loss reflects an increase of $1,579,000 of professional and outside service fees as a result of Supervisory Goodwill litigation expenses.

For the year ended December 31, 1998 the Company recorded net income of $181,000. As further described in Financial Condition, above, 1998 includes $2,548,000 of non-recurring other income, principally attributable to the receipt of $2,500,000 in connection with the Home Holdings Revised Plan as further described in Part II - Item 8 - Note 11. Excluding the non-recurring other income, the Company would have recorded a loss from continuing operations of $2,367,000 for the year ended December 31, 1998.

The Company recorded a net loss of $1,084,000 for the year ended December 31, 1997. As further described below, the 1997 period includes a $475,000 income tax benefit. In addition, the 1997 period includes other income of $59,000 attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible. Excluding these non-recurring income items, the net loss would have been $1,618,000, or $0.04 per share, for the year ended December 31, 1997.

Compensation and benefits was $3,605,000 in 1999, $3,117,000 in 1998 and $3,116,000 in 1997. The increase of $488,000 in 1999, compared with 1998 and 1997 is primarily due to increased incentive compensation and supplemental retirement plan accruals.

Professional and outside services increased to $2,707,000 in 1999, compared to $1,128,000 in 1998 and $512,000 in 1997. The increase in 1999, compared to 1998, was due to an increase in Supervisory Goodwill litigation expenses as a result of litigation discovery expenses and the preparation of the Company's Summary Judgment Motion as further discussed in Part II - Item 8 - Note 11, offset to some effect by a reduction of legal fees attributable to the Home Holdings, Inc. bankruptcy case, which were incurred in 1998. The increase in 1998, compared to 1997, of $616,000 was principally the result of legal fees incurred attributable to the Home Holdings bankruptcy case incurred during 1998. Expenses for professional and outside services in 1999, 1998 and 1997 do not include costs associated with defending pending and threatened litigation which were previously reserved for and charged against the litigation and contingency reserves when paid.

Insurance expenses decreased in 1999, 1998 and 1997, due to management's renegotiation of insurance programs.

Occupancy expenses increased to $100,000 in 1999, from $86,000 in 1998, and $87,000 in 1997. The increases in 1999 compared to prior years is the result of an increase in occupancy related maintenance expenses.

Interest  income was  $2,166,000 in 1999,  $2,430,000 in 1998, and $2,661,000 in
1997. The decrease in 1999 compared to 1998, is the result of a decreased yield on cash equivalents and investment securities and a lower average level of investment securities. The decrease in 1998 compared to the 1997 period, was attributable to a decreased yield on cash equivalents and investment securities.

Other income of $194,000 in 1999 and $59,000 in 1997 is primarily attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible.

Other income in 1998 of $2,548,000 is principally attributable to the receipt of $2,500,000 received in connection with the Home Holdings Revised Plan.

The 1999 and 1998 income tax provisions of $235,000 and $242,000, respectively, are principally attributable to state and local taxes.

During 1997, the Company received a $475,000 income tax refund. This amount was recognized as an income tax benefit in 1997. In addition, included in income tax benefit is a state and local tax provision of $284,000 in 1997.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Item 8 - Note 9 to the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 1999 and 1998 with maturity dates of less than one year consist of the following:

                                                                       1999                       1998
                                                            ==========================   ======================
                                                            Carrying          Fair       Carrying          Fair
                                                               Value         Value          Value         Value
                                                            -----------    -----------  -----------   ---------
(in thousands)
U.S. Treasury Bills.....................................    $ 43,260       $43,259       $ 47,156     $ 47,160
                                                             =======        =======       =======       =======

Weighted average interest rate...........................      4.81%                        4.55%
                                                            ========                      =======

The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the year.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
AmBase Corporation

In our opinion, the accompanying consolidated Balance Sheets and the related consolidated Statements of Operations, of Changes in Stockholders' Equity, and of Cash Flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 9 and 11, the accompanying financial statements include income tax reserves relating to a significant issue. Final resolution of this issue is dependent upon future events, which may result in amounts more or less than those presented. The ultimate outcome of this issue cannot presently be determined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, substantial operations of the Company have been discontinued, and substantial contingencies exist against the Company in various lawsuits and proceedings, which are discussed in Notes 9 and 11 to the financial statements and the second paragraph of this report. The Company has a net capital deficiency of approximately $29,424,000 at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. It will be necessary for the Company to resolve the contingent liabilities by prevailing upon or settling these claims at amounts less than the claims and the amounts recorded and to generate, through acquisition or start up, profitable operations to continue on a long-term basis. See Note 1 for further discussion of management's plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





PricewaterhouseCoopers LLP
New York, New York
March 10, 2000

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years Ended December 31



(in thousands, except per share data)                                       1999             1998              1997
                                                                            ====             ====              ====
Operating expenses:
Compensation and benefits.....................................         $   3,605        $   3,117         $   3,116
Professional and outside services.............................             2,707            1,128               512
Insurance.....................................................                69               82               120
Occupancy.....................................................               100               86                87
Other operating...............................................               159              142               160
                                                                        --------         --------          --------
                                                                           6,640            4,555             3,995
                                                                        --------         --------          --------
Operating loss................................................            (6,640)          (4,555)           (3,995)
                                                                        --------         --------          --------
Interest income...............................................             2,166            2,430             2,661
Other income..................................................               194            2,548                59
                                                                        --------         --------          --------
Income (loss) before income taxes.............................            (4,280)             423            (1,275)
Income tax (expense) benefit..................................              (235)            (242)              191
                                                                        --------         --------          --------
Net income (loss).............................................         $  (4,515)       $     181         $  (1,084)
                                                                           =====            =====             =====
Earnings per common share:
Net income (loss) - basic.....................................         $  ( 0.10)       $       -         $ ( 0.02)
Net income (loss) - assuming dilution.........................            ( 0.10)               -           ( 0.02)
                                                                           =====            =====             =====
Dividends.....................................................         $       -        $       -         $       -
                                                                           =====            =====             =====
Average shares outstanding....................................            44,724           44,534            44,534
                                                                           =====            =====             =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   December 31



(in thousands)                                                                               1999              1998
                                                                                             ====              ====
Assets:
Cash and cash equivalents.......................................................        $   2,646        $    2,886
Investment securities - held to maturity
    (market value $43,259 and $47,160, respectively)............................           43,260            47,156
Investment in SDG, Inc. at cost.................................................            1,250             1,250
Other assets....................................................................              522               346
                                                                                         --------          --------
Total assets....................................................................        $  47,678        $   51,638
                                                                                            =====             =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities........................................        $   1,902        $    1,642
Supplemental retirement plan....................................................            5,545             5,079
Postretirement welfare benefits.................................................            1,178             1,301
Other liabilities...............................................................              106               152
Litigation and contingency reserves.............................................            1,983             2,076
Income tax reserves.............................................................           66,388            66,388
                                                                                         --------          --------
Total liabilities...............................................................           77,102            76,638
                                                                                         --------          --------
Commitments and contingencies...................................................                -                 -
                                                                                         --------          --------
Stockholders' equity:
Common stock....................................................................              455               447
Paid-in capital.................................................................          547,795           547,712
Accumulated deficit.............................................................         (577,027)         (572,512)
Treasury stock..................................................................             (647)             (647)
                                                                                         --------          --------
Total stockholders' equity......................................................          (29,424)          (25,000)
                                                                                         --------          --------
Total liabilities and stockholders' equity......................................        $  47,678        $   51,638
                                                                                            =====             =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                             Years Ended December 31






                                  Common        Paid-In        Accumulated        Treasury
(in thousands)                     Stock        Capital            Deficit           Stock           Total
                                 =======          =====          =========          ======            ====
December 31, 1996.........     $     447     $  547,712       $   (571,609)       $   (647)     $  (24,097)
Net loss.....................         -               -             (1,084)              -          (1,084)
                               ---------     ----------         ------------      ----------      ---------
December 31, 1997.........           447        547,712           (572,693)           (647)        (25,181)
Net income.................           -               -                181               -             181
                               ---------     ----------         ------------      ----------      ---------
December 31, 1998.........           447        547,712           (572,512)           (647)        (25,000)
Stock options exercised                8             83                  -               -              91
Net loss...................            -              -             (4,515)              -          (4,515)
                               ---------     ----------         -----------       ----------      ---------
December 31, 1999.........     $     455     $  547,795       $   (577,027)       $   (647)     $  (29,424)
                                  ======         ======            =======          ======          ======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years Ended December 31





(in thousands)                                                                                1999          1998         1997
                                                                                              ====          ====         ====
Cash flows from operating activities:
Net income (loss) .....................................................................   $  (4,515)   $     181    $  (1,084)
Adjustments  to  reconcile  net  income  (loss)  to net cash  used by  operating activities:
Other assets ..........................................................................          48           86         (128)
Accounts payable and accrued liabilities ..............................................         260           92          122
Litigation and contingency reserves uses ..............................................         (93)        (264)        (614)
Income tax reserves ...................................................................          --      (12,700)          --
Accretion of discount - investment securities .........................................      (2,133)      (2,350)      (2,419)
Other, net ............................................................................         313           63         (363)
                                                                                          ---------    ---------    ---------
Net cash used by operating activities .................................................      (6,120)     (14,892)      (4,486)
                                                                                          ---------    ---------    ---------
Cash flows from investing activities:
Maturities of investment securities - held to maturity ................................     108,986       78,451       77,880
Purchases of investment securities - held to maturity .................................    (102,957)     (78,947)     (72,512)
Purchases of investment securities - available for sale ...............................        (250)          --         (100)
Investment in SDG, Inc. ...............................................................          --           --       (1,250)
Proceeds from Home Holdings, Inc. receivable ..........................................          --       12,708          450
Other, net ............................................................................          10           18          (25)
                                                                                          ---------    ---------    ---------
Net cash provided by investing activities .............................................       5,789       12,230        4,443
                                                                                          ---------    ---------    ---------
Cash flows from financing activities:
Issuance of common stock ..............................................................          91           --           --
                                                                                          ---------    ---------    ---------
Net cash provided by financing activities .............................................          91           --           --
                                                                                          ---------    ---------    ---------
Net decrease in cash and cash equivalents .............................................        (240)      (2,662)         (43)
Cash and cash equivalents at beginning of year ........................................       2,886        5,548        5,591
                                                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year ..............................................   $   2,646    $   2,886    $   5,548
                                                                                          =========    =========    =========

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through various lawsuits and proceedings, as described in Notes 9 and 11. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Notes 9 and 11. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2000 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged tax liabilities, lawsuits and governmental proceedings, see Notes 9 and 11. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

See Note 11 for a discussion of Supervisory Goodwill Litigation.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

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

Earnings per share:

Basic and fully diluted earnings per share ("EPS") are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding.

Stock-based compensation:

The Company adopted the disclosure requirements of Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") and continues to account for stock compensation using APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), making proforma disclosures of net income and earnings per share as if the fair value based method had been applied. For a further discussion, see Note 8.

Note 3 - Investment Securities

Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of one year or less and which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities at December 31 consist of the following:


                                               1999                                               1998
                             =========================================        =========================================
                                                               Cost or                                          Cost or
                              Carrying        Amortized           Fair        Carrying         Amortized           Fair
(in thousands)                   Value             Cost          Value           Value              Cost          Value
                                ======         ========          =====          ======          ========          =====

Held to Maturity:
    U.S. Treasury Bills      $  43,260         $ 43,260      $  43,259       $  47,156         $  47,156      $  47,160
                                 =====            =====          =====           =====             =====          =====

The gross unrealized gains and losses on investment securities at December 31, consist of the following:

(in thousands)                                                                                 1999                1998
                                                                                               ====                ====

Held to Maturity - Gross unrealized gains (losses)..................................        $   ( 1)           $      4
                                                                                               ====                ====

Other investment securities at December 31, 1999 and 1998 consist of convertible preferred stock and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at December 31, 1999 and $100,000 and December 31, 1998.

Note 4 - Earnings Per Share

The calculation of basic earnings per share and dilutive earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:


                                                                                         1999
                                                                =====================================================
                                                                      Loss                 Shares           Per Share
(in thousands)                                                  (Numerator)          (Denominator)             Amount
                                                                 =========           ============           =========
Basic earnings per share:
Net loss...............................................         $  (4,515)              44,724           $   ( 0.10)
                                                                     =====                                     =====
Effect of Dilutive Securities:
Assumed stock option exercise..........................                                      -
                                                                                    ----------
Diluted earnings per share:
Net loss and assumed conversions.......................         $  (4,515)               44724            $  ( 0.10)
                                                                     =====               =====                 =====



                                                                                       1998
                                                                ====================================================
                                                                    Income              Shares             Per Share
(in thousands)                                                 (Numerator)       (Denominator)                Amount
                                                                  ========          ==========                ======
Basic earnings per share:
Net income.............................................         $      181              44,534            $       -
                                                                     =====                                     =====
Effect of Dilutive Securities:
Assumed stock option exercise..........................                                  1,697
                                                                                    ----------
Diluted earnings per share:
Net income and assumed conversions.....................         $      181              46,231            $        -
                                                                     =====               =====                 =====


                                                                                       1997
                                                                ====================================================
                                                                      Loss                Shares           Per Share
(in thousands)                                                 (Numerator)          (Denominator)             Amount
                                                                  ========          =============             ======

Net loss...............................................         $  (1,084)              44,534            $    (0.02)
                                                                     =====                                      =====
Effect of Dilutive Securities:
Assumed stock option exercise..........................                                      -
                                                                                    ----------
Diluted earnings per share:
Net loss and assumed conversions.......................         $  (1,084)              44,534            $    (0.02)
                                                                     =====               =====                  =====

Note 5 - Stockholders' Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                            1999                    1998                      1997
                                                                           ======                  ======                    ======
Balance at beginning of year ............................               44,533,519               44,533,519               44,533,519

Issuance of common shares ...............................                  815,000                       --                       --

                                                                        ----------               ----------               ----------
Balance at end of year ..................................               45,348,519               44,533,519               44,533,519
                                                                        ==========               ==========               ==========

Common Stock balances exclude 126,488 treasury shares at December 31, 1999, 1998
and  1997,   carried  at  an  average  cost  of  $5.12  per  share   aggregating
approximately $647,000.

The Company issued 815,000 of previously authorized common shares during October 1999, in connection with the exercise of employee stock options.

At December 31, 1999, there were 6,045,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

During January 2000, the Company issued 860,000 of previously authorized common shares in connection with the exercise of employee stock options.

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

Note 6 - Pension and Savings Plans

The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer and certain former officers of the Company are participants. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)                                                              1999                1998               1997
                                                                            ====                ====               ====
Service cost of current period................................       $       470        $        337        $       306
Interest cost on projected benefit obligation.................               400                 337                335
Amortization of unrecognized losses...........................                56                   -                  -
                                                                        --------            --------           --------
                                                                     $       926        $        674        $       641
                                                                           =====               =====              =====

A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year is as follows:

(in thousands)                                                                                  1999               1998
                                                                                                ====               ====
Projected benefit obligation at beginning of year...............................        $      6,153        $     5,045
Service cost....................................................................                 470                337
Interest cost...................................................................                 400                337
Actuarial (gain) loss, including effect of change in assumptions................                (739)               894
Benefits paid...................................................................                (460)              (460)
                                                                                            --------           --------
Projected benefit obligation at end of year.....................................        $      5,824        $     6,153
                                                                                               =====              =====

Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:


(dollars in thousands)                                                                       1999                  1998
                                                                                             ====                  ====
Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested...................................         $  4,941              $  5,019
                                                                                            =====                 =====
Projected benefit obligation for service rendered to date.......................         $  5,824              $  6,153
Unrecognized net loss...........................................................             (279)               (1,074)
                                                                                         --------              --------
Accrued pension costs...........................................................         $  5,545              $  5,079
                                                                                            =====                 =====
Major assumptions:
Pre-retirement and postretirement discount rate.................................           7.75%                 6.75%
Rate of increase in future compensation.........................................            6.0%                  6.0%
                                                                                            =====                 =====

The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the first 3% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $25,000, $26,000 and $18,000 in 1999, 1998 and 1997, respectively. All contributions are subject to maximum limitations contained in the Code.

Note 7 - Postretirement Benefits Other Than Pensions

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

Net periodic postretirement benefit (income) expense for the years ended December 31 was as follows:

(in thousands)                                                               1999              1998                1997
                                                                             ====              ====                ====
Interest cost on accumulated postretirement benefit obligation.......    $     14           $    22           $      23
Amortization of prior service liability..............................         (75)              (66)                (66)
Amortization of unrecognized gain....................................         (43)              (41)                (45)
                                                                         --------           --------           --------
Net periodic postretirement benefit (income) expense.................    $   (104)          $   (85)          $     (88)
                                                                            =====             =====               =====

A reconciliation of the changes in the accumulated postretirement benefit obligation from the beginning of the year to the end of the year is as follows:


(in thousands)                                                                                  1999               1998
                                                                                                ====               ====
Accumulated postretirement benefit obligation at beginning of year...                        $   219          $     323
Interest cost........................................................                             14                 22
Amendments...........................................................                            (68)               (87)
Actuarial gains, including effect of assumption changes..............                            (27)               (13)
Plan participant contributions.......................................                             58                 52
Benefit premiums paid................................................                            (77)               (78)
                                                                                            --------           --------
Accumulated postretirement benefit obligation at end of year.........                        $   119          $     219
                                                                                               =====              =====

The accrued postretirement benefit liability at December 31 is summarized below:

(in thousands)                                                                                 1999                1998
                                                                                               ====                ====
Accumulated postretirement benefit obligation:
Retirees........................................................................            $   119           $     219
                                                                                            --------           --------
Unrecognized net gains..........................................................                434                 450
Unrecognized prior service liability............................................                625                 632
                                                                                            --------           --------
Accrued postretirement benefit liability........................................            $ 1,178           $   1,301
                                                                                              =====               =====

The accumulated benefit obligation for 1999, 1998 and 1997 was determined using the projected unit credit method and a discount rate of 7.75%, 6.75% and 7.0%, respectively. The health care cost trend rates were assumed to be 7% in 1999, 8% in 1998, and 9% in 1997, gradually declining to 5.5% in 2001 and remaining at that level, thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported. At December 31, 1999 a 1% change in the assumed health care cost trend rates, while holding all other assumptions constant, would have the following effects:


                                                                                                1%                  1%
(in thousands)                                                                             Increase            Decrease
                                                                                             ======             =======

Effect on net periodic postretirement benefit income................................        $     1           $      (1)
Effect on accumulated postretirement benefit obligation.............................              6                  (5)
                                                                                              =====                =====

Note 8 - Incentive Plans

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

During January 1999, the Board of Directors of the Company approved the award of incentive stock options to certain employees to acquire 90,000 shares of AmBase Common Stock at exercise prices between $2.56 and $2.82 per share, pursuant to the 1993 Plan.

Under the Company's 1985 Stock Option Plan (the "1985 Plan"), options to purchase shares of Common Stock could be granted to salaried employees. The 1985 Plan provided for the granting of up to 2,000,000 shares as incentive stock options and/or nonqualified stock options through May 22, 1995. No additional stock options can be awarded under the 1985 Plan. As of December 31, 1999, 935,000 shares are reserved for issuance under the 1985 Plan. The exercise price of incentive stock options could not be less than 100% of the fair market value of the Company's Common Stock on the date of grant, with a maximum life of ten years, and may not be exercised to purchase stock until vesting requirements have been met.

As discussed in Note 5, stock options previously awarded under the 1985 Plan, for 815,000 common shares and 860,000 common shares were exercised in October 1999 and January 2000, respectively.

Incentive plan activity is summarized as follows:

                                                                1993 Stock                         1985 Stock
(shares in thousands)                                         Incentive Plan                       Option Plan
                                                       ========================           ==============================
                                                                        Weighted                               Weighted
                                                        Shares           Average           Shares               Average
                                                         Under          Exercise            Under              Exercise
                                                        Option             Price           Option                 Price
                                                         =====           =======            =====               =======
Outstanding at December 31, 1996..................         100          $   2.09            1,763               $  0.15
Granted............................................          5              2.84                -                     -
Cancelled..........................................          -                 -              (13)                 0.21
                                                      --------           --------        --------               --------
Outstanding at December 31, 1997......................     105              2.13            1,750                  0.15
Granted............................................         85              3.85                -                     -
                                                      --------           --------        --------               --------
Outstanding at December 31, 1998...................        190              2.90            1,750                  0.15
Granted............................................         90              2.69                -                     -
Exercised..........................................          -                 -             (815)                 0.11
                                                      --------           --------        --------               --------
Outstanding at December 31, 1999....................       280          $   2.83              935               $  0.18
                                                         =====             =====            =====                 =====
Options exercisable at:
     December 31, 1997.............................         50           $  2.09            1,750               $  0.15
     December 31, 1998.............................        103              2.11            1,750                  0.15
     December 31, 1999.............................        148              2.62              935                  0.18
                                                         =====             =====            =====                 =====


                                                                          1993 Stock                         1985 Stock
                                                                      Incentive Plan                        Option Plan
                                                                         ===========                          =========
Weighted average fair value of options granted during:
     1997.....................................................             $ 1.81                               $ -
     1998.....................................................               1.89                                 -
     1999.....................................................               1.25                                 -
                                                                            ======                             ======

The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 1999, as follows:

(shares in thousands)                      Options Outstanding                            Options Exercisable
                                      ================================          =======================================
                                          Weighted
                                           Average           Weighted                                          Weighted
       Range of                          Remaining            Average                                           Average
       Exercise                        Contractual           Exercise                                          Exercise
         Prices         Shares                Life              Price                  Shares                     Price
         ======          =====            ========            =======                   =====                   =======

          $0.11            350             3 years            $  0.11                     350                 $    0.11
  $0.20 to 0.23            585             1 years               0.23                     585                      0.23
          $2.09            100             7 years               2.09                     100                      2.09
  $2.56 to 3.65            135             7 years               2.98                      25                      3.49
         $ 4.02             45             3 years               4.02                      23                      4.02
                      --------               =====              =====                --------                   =======
          Total          1,215                                                          1,083
                         =====                                                          =====

The details of the Company's incentive plans are summarized above. The Company has adopted the disclosure only provisions of Statement 123, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, was charged to earnings during 1999, 1998 and 1997. The fair value of stock options granted by the Company in 1999, 1998 and 1997 used to compute proforma net income and earnings per share disclosures is the estimated fair value at date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield 0% for all years, expected historical volatility of 0.46, 0.53 and 0.84, risk-free interest rates of 6.07%, 4.65% and 5.84%, and weighted average expected life of the options of 4 to 6 years. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options under the 1993 Plan and the 1985 Plan, consistent with the method prescribed by Statement 123, net income (loss) and net income (loss) per share would have been changed to the proforma amounts indicated below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock during 1999, 1998 and 1997, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31 follows:

(in thousands, except per share data)                                       1999                1998               1997
                                                                            ====                ====               ====

Net income (loss)
As reported.....................................................         $ (4,515)           $   181          $  (1,084)
Proforma........................................................           (4,651)                61             (1,171)
                                                                            =====              =====              =====
Per share data
As reported.....................................................         $ (0.10)            $     -          $   (0.02)
Proforma........................................................           (0.10)                  -              (0.02)
                                                                            =====              =====              =====

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 9 - Income Taxes

The components of income tax (expense) benefit for the years ended December 31 are as follows:

(in thousands)                                                              1999                1998               1997
                                                                            ====                ====               ====
Income tax (expense) benefit                                           $    (235)           $   (242)         $     191
                                                                           =====               =====              =====

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 1999, 1998 and 1997, and the provision for income taxes for the years ended December 31 follows:

(in thousands)                                                              1999                1998               1997
                                                                            ====                ====               ====
Net income (loss) before income taxes...........................       $  (4,515)           $    423          $  (1,275)
                                                                           =====               =====              =====

Tax (expense) benefit:
Tax at statutory federal rate...................................       $   1,580            $   (148)         $     446
Prior year tax refund...........................................               -                   -                475
Accounting loss benefit not recognized..........................          (1,580)                  -               (446)
Accounting loss benefit recognized..............................               -                 148                  -
State income taxes..............................................            (235)               (242)              (284)
                                                                        --------            --------           --------

                                                                       $    (235)           $   (242)         $     191
                                                                           =====               =====              =====

The composition of income tax (expense) benefit for the year ended December 31 is as follows:

(in thousands)                                                              1999                1998               1997
                                                                            ====                ====               ====
Current:
Federal.........................................................       $       -            $      -          $       -
State...........................................................            (235)               (242)              (284)
                                                                        --------            --------           --------
                                                                            (235)               (242)              (284)
                                                                        --------            --------           --------
Deferred (primarily federal):
Prior year tax refund...........................................               -                   -                475
                                                                        --------            --------           --------
                                                                               -                   -                475
                                                                        --------            --------           --------

                                                                       $    (235)           $   (242)         $     191
                                                                            =====               =====              =====

The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. For all periods through 1992, the Internal Revenue Service ("IRS") and the Company disagree only with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City. See Note 11, Legal Proceedings, Disputes with Internal Revenue Service over Withholding Taxes (Netherlands Antilles), for additional details.

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest to be applied to the Company's Fresh Start tax liability, which related to a 1987 tax dispute with the IRS. Based on a proposed Final Stipulation between the Company and the IRS on the Fresh Start issue, the Company is presently awaiting the IRS's final calculation of interest on the Fresh Start issue. In connection with the proposed Final Stipulation, the Company anticipates utilizing approximately $29 million of NOL's. A summary of the Company's NOL carryforwards remaining after the utilization of the $29 million NOL's applied to Fresh Start is provided below.

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

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however all of the information still has not been received. Based on the Company not making the election decision, as described above, and the receipt of some of the requested information from the RTC/FDIC, the Company has amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB. The Company is still in the process of amending its consolidated federal income tax returns for 1993 and subsequent years.

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB of which $158 million are still available for future use. Based on the Company's recent filing of its amended 1992 consolidated federal income tax return to include the federal income tax effects of Carteret FSB, approximately $56 million of NOL carryforwards are generated for tax year 1992 which expire in 2007, with the remaining approximate $102 million of NOLs carryforwards to be generated, expiring no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below.

Based upon the Company's federal income tax returns as filed from 1993 to 1998 (subject to IRS audit adjustments), after utilizing $29 million of NOL carryforwards in connection with Fresh Start; and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at December 31, 1999 the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

                2008           $  1,000,000
                2009              7,000,000
                2010              5,500,000
                2012              1,000,000
                2018              5,500,000
                               ------------
                                $20,000,000
                               ============

The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of alternative minimum tax credit carryforwards, which are not subject to expiration.

Under Statement 109, the Company has calculated a net deferred tax asset of $28 million and $25 million as of December 31, 1999 and 1998, respectively, arising primarily from NOL's, alternative minimum tax credits and the excess of book over tax reserves (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the election decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

Note 10 - Commitments and Contingencies

Future minimum rental payments, principally for office space, under noncancellable operating leases at December 31, 1999, are: 2000, $80,000; 2001, $20,000. Rent expense charged to earnings was $67,000, $66,000 and $67,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 11 - Legal Proceedings

(a) The Company is or has been a defendant in a number of lawsuits or proceedings, including the following:

Marshall Manley v. AmBase Corporation. On November 14, 1996, Marshall Manley ("Manley"), a former President, Chief Executive Officer and Director of the Company, commenced an action against the Company, seeking indemnification from the Company pursuant to a May 27, 1993 employment settlement agreement between Manley and the Company. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey (the "Manley action"), arguing that he served at such firm at the request of the Company. The Manley action is pending in the United States District Court for the Southern District of New York. The Company filed its answer on January 21, 1997, raising substantial affirmative defenses which the Company intends to vigorously pursue. On October 30, 1997, AmBase amended its Answer and Counterclaims to include a claim of fraud against Manley. In December 1997, Manley moved for summary judgment. The Company raised substantial opposition to the motion and moved to strike certain of Manley's affirmative defenses which Manley raised in connection with the Company's fraud claim against Manley. Oral argument on Manley's Motion for Summary Judgment and the Company's motion to strike Manley's affirmative defenses was held on May 15, 1998. The court denied both motions. The case has been set for trial in May of 2000.

Dispute with Internal Revenue Service over Withholding Taxes (Netherlands Antilles). The Company contractually assumed the tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. For all periods through 1992, the IRS and the Company disagree only with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City.

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

On June 30, 1995, the Company filed a petition in the United States Tax Court contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Tax Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at this time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post-trial briefs, which were submitted to the Tax Court in August 1997. If the IRS were to prevail on this issue, the Company would be liable for taxes and interest in excess of the Company's financial resources.

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana") in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States tax withholding. The IRS has appealed this decision (Northern Indiana Public Service Co. v. Commissioner, 105 T.C. No. 22) to the United States Court of Appeals for the 7th Circuit ("Appeals Court"). In June of 1997, the Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

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

(b)   Supervisory Goodwill Litigation:

During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret Savings Bank ("Carteret"). Approximately 120 other similar so-called "supervisory goodwill" cases, commenced in recent years by other financial institutions and/or their shareholders, are pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "consolidated cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court (the "Supreme Court"). On July 1, 1996, the Supreme Court issued a decision in the consolidated cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the consolidated cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action.

On September 18, 1996, the Court of Federal Claims entered an Omnibus Case Management Order that will govern further proceedings in the Company's action and most of the other so-called "Winstar-related" cases. On March 14, 1997, the Court entered an order permitting the Federal Deposit Insurance Company ("FDIC") to intervene as an additional plaintiff in forty-three cases, including the Company's case, but not allowing the FDIC to be substituted as the sole plaintiff in those cases.

On April 9, 1999 and April 16,1999, respectively, the Court issued decisions addressing damage claims in two of the Winstar-related cases, Glendale Federal Bank, FSB v. United States, and California Federal Bank v. United States. In the Glendale case, the Court awarded Glendale $908.9 million in restitution and non-overlapping reliance damages, representing the benefit conferred on the government as a result of the contract at issue in that case, plus certain non-overlapping damages suffered by Glendale as a result of the government's breach of contract. The Court declined to award expectation damages as requested by Glendale. In the California Federal case, the Court awarded California Federal $23.4 million in damages, representing expenses incurred by California Federal in raising new capital to replace the supervisory goodwill lost as a result of the government's breach of contract. The Court declined to award expectation damages, restitution, or other reliance damages as requested by California Federal. The trial court and anticipated appellate decisions in Glendale and California Federal as well as other case decisions, may be relevant to the Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's action.

On March 20, 1998, the FDIC filed a motion for partial summary judgment against the United States on certain liability issues, and the Company has filed a memorandum in support of that motion. The FDIC's motion is currently under submission to the court.

Fact discovery for the Company was completed November 30,1999 pursuant to an extension of time granted by the Court. On September 9, 1999, the Company filed a Motion For Partial Summary Judgment on liability under a Fifth Amendment Takings claim theory of recovery. On November 24, 1999, the FDIC, as successor to the rights of Carteret and as Plaintiff-Intervenor in the case, filed a response brief opposing the Company's Motion. On December 6, 1999, the Department of Justice (the "DOJ") (on behalf of the United States) filed a brief opposing the Company's Motion For Partial Summary Judgment On Liability And Cross-Moved for Summary Judgment On the Company's Takings claim. On January 25, 2000, the Company responded to the DOJ's brief and the FDIC's brief by filing a Brief (i) In Reply To Defendant's Opposition To Plaintiffs' Motion For Partial Summary Judgment, (ii) In Opposition To Defendant's Cross-Motion For Summary Judgment, And (iii) In Reply To FDIC's Response To Plaintiffs' Motion For Partial Summary Judgment. On February 22, 2000 the DOJ filed a brief in Reply To Plaintiffs' Opposition To Defendant's Cross-Motion For Summary Judgment. The briefing on the Summary Judgment Motion is now complete, and the parties are awaiting the scheduling of oral argument on the motion by the Court.

On February 18, 2000, the Court issued an Order granting the Company's motion to suspend the expert discovery period until after the Company's Summary Judgment Motion has been decided. The expert discovery period will now commence with the Company's identification of its experts within 30 days of the decision of the Court on the Company's pending Summary Judgment Motion. A trial date has not yet been set in the Company's case. No assurance can be given regarding the ultimate outcome of the litigation.

(c)  Claims Against Zurich SF Holdings, Inc.

AmBase Corporation v. Zurich SF Holdings, Inc. (f/k/a Reorganized Home Holdings, Inc.)I. In 1991, the Company sold its entire interest in The Home Insurance Company ("Home Insurance") and its subsidiaries to Home Holdings, Inc. ("Home Holdings") pursuant to an agreement dated as of September 28, 1990 (as amended the "Stock Purchase Agreement"). As part of the sale proceeds, Home Holdings agreed to pay certain amounts to the Company over a period of years to meet certain specified obligations of the Company, as incurred, relating to tax issues, litigation and administrative expenses.

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

Pursuant to the Revised Plan, on July 30, 1998, the Company received $15,200,000 in full satisfaction of all of the Company's claims relating to Home Holdings other than certain disputed claims relating to Section 7.4(c)(iii) of the Stock Purchase Agreement (the "Disputed Claims"). The Company's rights against Home Holdings with regard to the Disputed Claims were preserved and survived the effective date of the Revised Plan. The Revised Plan further provided credit support for any amounts due the Company on account of the Disputed Claims in the form of a Keepwell Agreement provided by Zurich Reinsurance Centre Holdings ("Zurich Reinsurance"). In April 1999, the Company filed a complaint in the Supreme Court of New York for the Disputed Claims. In June 1999, Zurich SF Holdings, Inc. ("Zurich") (f/k/a Reorganized Home Holdings, Inc.) filed a motion to dismiss the complaint filed by the Company. The Company filed a response to the motion to dismiss in July 1999. On October 20, 1999, Zurich's motion to dismiss the Company's complaint in its entirety was denied. However, under the relevant statute of limitations, such portion of the Company's claims which accrued more than six years prior to the filing of the complaint were deemed dismissed. A trial date in this action has been scheduled for May 22, 2000.

AmBase Corporation v. Zurich SF Holdings Inc. (f/k/a Home Holdings Inc.) II. In December 1999, the Company commenced a separate proceeding against Zurich, seeking to enjoin a proposed, multi-step, corporate restructuring in which Zurich ultimately would be merged with and into a new entity. Under two interlocking agreements - a Keepwell Agreement and an Assignment and Security Agreement (the "Agreements") - Zurich's parent, Zurich Reinsurance is obligated to provide credit support to Zurich to enable it to satisfy the Disputed Claims which are the subject of the already pending litigation against Zurich, referenced above. The Company's concern is that Zurich Reinsurance's obligations to Zurich might be compromised as a result of the corporate restructuring. Accordingly, the Company moved for a preliminary injunction enjoining the mergers from going forward. Although this motion remains under submission with the court, Zurich nonetheless proceeded with the merger transactions just prior to year's end. However, Zurich Reinsurance has provided written assurances that the Agreements remain in full force and effect and that it shall honor its credit support obligations.

Note 12 - Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity are based on current market quotations. Other investment securities are based upon the December 1999 and 1998 cost for these privately placed shares. The carrying value of applicable other liabilities approximates their fair value.

Note 13 - Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flow for the years ended December 31 is as follows:

(in thousands)                                                              1999               1998                1997
                                                                            ====               ====                ====
Cash received (paid) during the period:
Income tax refunded (paid), net...........................             $    (233)         $ (12,940)         $      244
                                                                          ======             ======              ======

Income taxes refunded (paid), net in 1998 include $12,700,000 for tax and estimated interest paid to the IRS in full satisfaction of the Company's Fresh Start tax liability.

In 1997, income taxes refunded include $475,000 of taxes refunded as a result of an overpayment to the IRS for 1988 through 1991 tax years.

For the years ended December 31, 1999, 1998, 1997 no cash interest was paid.

Note 14 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:

                                                First            Second            Third            Fourth         Full
(in thousands, except per share data)         Quarter           Quarter          Quarter           Quarter         Year
                                                =====             =====            =====             =====        =====

1999:
Operating expenses......................     $  1,038         $   2,245          $ 1,482          $  1,875     $  6,640
                                             ----------       ----------         ----------       ----------   ----------
Operating loss..........................       (1,038)           (2,245)          (1,482)           (1,875)      (6,640)
Interest income.........................          531               523              544               568        2,166
Other income............................           43                61               50                40          194
                                            ----------       ----------         ----------       ----------     ----------
Income (loss) before income taxes.......         (464)           (1,661)            (888)           (1,267)      (4,280)
Income tax (expense) benefit............          (55)              (68)             (46)              (66)        (235)
                                            ----------       ----------         ----------       ----------    ----------
Net income (loss).......................         (519)           (1,729)            (934)           (1,333)      (4,515)
                                                =====             =====            =====             =====        =====
Earnings per common share:
Net income (loss) - basic...............     $  (0.01)        $  (0.04)          $ (0.02)       $    (0.03)    $  (0.10)
Net income - assuming dilution..........        (0.01)           (0.04)            (0.02)            (0.03)       (0.10)
                                                =====             =====            =====             =====        =====


1998:
Operating expenses......................     $    871         $     880          $   676          $  2,128     $  4,555
                                             ----------       ----------         ----------       ----------   ----------
Operating loss..........................         (871)             (880)            (676)           (2,128)      (4,555)
Interest income.........................          632               593              595               610        2,430
Other income............................            -                 -            2,500                48        2,548
                                            ----------       ----------         ----------       ----------    ----------
Income (loss) before income taxes.......         (239)             (287)           2,419            (1,470)         423
Income tax (expense) benefit............          (64)              (64)             (59)              (55)        (242)
                                            ----------       ----------         ----------       ----------    ----------
Net income (loss).......................     $   (303)        $    (351)         $ 2,360          $ (1,525)    $    181
                                                =====             =====            =====             =====        =====
Earnings per common share:
Net income (loss) - basic...............     $  (0.01)        $  (0.01)          $  0.05          $  (0.03)    $      -
Net income - assuming dilution..........        (0.01)           (0.01)             0.05             (0.03)           -
                                                =====             =====            =====             =====        =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2000, under the caption "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2000, under the caption "Executive Compensation", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2000, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2000, under the caption "Certain Relationships and Related Transactions", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

1.   Index to Financial Statements:                                                                            Page
         AmBase Corporation and Subsidiaries:
              Report of Independent Accountants.................................................................10
              Consolidated Statements of Operations.............................................................11
              Consolidated Balance Sheets.......................................................................12
              Consolidated Statements of Changes in Stockholders' Equity........................................13
              Consolidated Statements of Cash Flows.............................................................14
              Notes to Consolidated Financial Statements........................................................15

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

         21.      Subsidiaries of the Registrant.

         23.      Consent of Independent Accountants.

         27. Financial Data Schedule (only submitted to SEC in electronic format)

Exhibits, except as otherwise indicated above, are filed herewith.

(b)   Form 8-K

      The Company was not required to file a Current Report on Form 8-K during the quarter ended December 31, 1999.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2000.

AMBASE CORPORATION



RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 24th day of March 2000.





RICHARD A. BIANCO                       JOHN P. FERRARA
Chairman, President and                 Vice President, Chief Financial Officer
Chief Executive Officer                 and Controller
                                        (Principal Financial and Accounting
                                         Officer)





JOHN B. COSTELLO                         ROBERT E. LONG
Director                                 Director





MICHAEL L. QUINN
Director

DIRECTORS AND OFFICERS

Board of Directors
------------------
Richard A. Bianco            John B. Costello       Robert E. Long
Chairman, President and      Private Investor       President and
Chief Executive Officer                             Chief Executive Officer
AmBase Corporation                                  Business News Network, Inc.

Michael Quinn
Private Investor

AmBase Officers
---------------
Richard A. Bianco                     John P. Ferrara
Chairman, President and               Vice President, Chief Financial Officer
Chief Executive Officer               and Controller

INVESTOR INFORMATION

Annual Meeting of Stockholders                  Corporate Headquarters
------------------------------                  ----------------------
The 2000 Annual  Meeting is currently
scheduled to be held at 9:00 a.m.               AmBase Corporation
Eastern  Daylight  Time, on Friday, May 19,     51 Weaver Street, Bldg. 2
2000, at:                                       Greenwich, CT  06831-5155
                                                (203) 532-2000
    Greenwich Library, the Cole Auditorium
    101 West Putnam Avenue
    Greenwich, CT  06830                      Stockholder Inquiries
                                              ----------------------
Common Stock Trading                          Stockholder inquiries,including
--------------------                          requests for the following: (i)
AmBase stock is traded through one or more    (i) change of address; (ii) re-
market-makers with quotations made available  placement of lost stock
in the "pink sheets" published by the         certificates; (iii) Common
National Quotation Bureau, Inc.               Stock name registration changes;
                                              (iv) Quarterly Reports on Form
Issue        Abbreviation Ticker Symbol       10-Q;(v) Annual Reports on Form
                                              10-K; (vi) proxy material; and
Common Stock  AmBase       ABCP               (vii) information regarding stock
                                              holdings, should be directed to:
Transfer Agent and Registrar
----------------------------                  American Stock Transfer and
American Stock Transfer and Trust             Trust Company
 Company                                      40 Wall Street - 46th Floor
40 Wall Street - 46th Floor                   New York, NY  10005
New York, NY 10005                            Attention: Shareholder Services
Attention: Shareholder Services Reports      (800) 937-5449 or (718) 921-8200
(800) 937-5449  or (718) 921-8200
                                             In addition, the Company's
                                             public reports, including Quar-
Independent Accountants                      terly Report on Form 10-Q, Annual
-----------------------                      Report on Form 10-K and Proxy
PricewaterhouseCoopers LLP                   Statements, can be obtained
1177 Avenue of the Americas                  through the Securities and
New York, NY  10036                          Exchange Commission EDGAR Database
                                             over the World Wide Web at
                                             www.sec.gov.


                                             Number of Stockholders
                                             ----------------------
                                             As of January 31, 2000, there
                                             were approximately 19,500
                                             stockholders.

                     EXHIBITS ATTACHED WITH THIS FORM 10-K

Exhibit No.                   Description
-----------                   -----------
   21                         Subsidiaries of the Registrant
   23                         Consent of Independent Accountants
   27                         Financial Data Schedule (only submitted to SEC
                                in electronic format)