Form 10-Q
period 2000-03-31
AMBASE CORP
filed 2000-05-15
CIK 20639

                                FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2000

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

YES     X        NO
     -------

At March 31, 2000, there were 46,208,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2000

CROSS REFERENCE SHEET FOR
PARTS I and II                                                                                                 Page

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.................................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..................................................7

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................10

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................11

Item 2.      Changes in Securities...............................................................................11

Item 3.      Defaults Upon Senior Securities.....................................................................11

Item 4.      Submission of Matters to a Vote of Security Holders.................................................11

Item 5.      Other Information...................................................................................11

Item 6.      Exhibits and Reports on Form 8-K....................................................................11


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         AMBASE CORPORATION AND SUBSIDIARIES
                                        Consolidated Statements of Operations
                                               Quarter Ended March 31
                                                     (Unaudited)
                                         (in thousands, except per share data)


                                                                                           2000               1999
                                                                                          =====              =====
Operating expenses:
Compensation and benefits.........................................................   $      939         $      884
Professional and outside services.................................................          290                 65
Insurance.........................................................................           14                 18
Occupancy.........................................................................           24                 23
Other operating...................................................................           36                 48
                                                                                       --------           --------
                                                                                          1,303              1,038
                                                                                       --------           --------
Operating loss....................................................................       (1,303)            (1,038)
                                                                                       --------           --------
Interest income...................................................................          582                531
Other income......................................................................           50                 43
                                                                                       --------           --------
Loss before income taxes..........................................................         (671)              (464)
Income tax expense................................................................          (55)               (55)
                                                                                       --------           --------
Net loss..........................................................................   $     (726)        $     (519)
                                                                                          =====              =====
Earnings per common share:
Net loss - basic..................................................................   $    (0.02)        $    (0.01)
Net loss - assuming dilution......................................................        (0.02)             (0.01)
                                                                                          =====              =====

Average shares outstanding........................................................       46,190             44,534
                                                                                         ======             ======

The accompanying notes are an integral part of these consolidated financial statements.

                    AMBASE CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                               (in thousands)




                                                                                      March 31,       December 31,
                                                                                           2000               1999
                                                                                    (unaudited)
                                                                                       ========          =========
Assets
Cash and cash equivalents.........................................................   $      812         $    2,646
Investment securities - held to maturity (market
    value $43,237 and $43,259, respectively)......................................       43,282             43,260
Investment in SDG, Inc. at cost...................................................        1,250              1,250
Other assets......................................................................          503                522
                                                                                       --------           --------

Total assets......................................................................   $   45,847         $   47,678
                                                                                          =====              =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities..........................................   $      605         $    1,902
Supplemental retirement plan......................................................        5,662              5,545
Postretirement welfare benefits...................................................        1,137              1,178
Other liabilities.................................................................          100                106
Litigation and contingency reserves...............................................        1,952              1,983
Income tax reserves...............................................................       66,388             66,388
                                                                                       --------           --------
Total liabilities.................................................................       75,844             77,102
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock......................................................................          463                455
Paid-in capital...................................................................      547,940            547,795
Accumulated deficit...............................................................     (577,753)          (577,027)
Treasury stock....................................................................         (647)              (647)
                                                                                       --------           --------
Total stockholders' equity........................................................      (29,997)           (29,424)
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   45,847         $   47,678
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31
                                 (in thousands)




                                                                                           2000               1999
                                                                                           ====               ====
Cash flows from operating activities:
Net loss..........................................................................    $    (726)          $   (519)
Adjustments to reconcile net loss to net cash used by operations:
Other assets......................................................................           15                 35
Accounts payable and accrued liabilities..........................................       (1,297)            (1,017)
Litigation and contingency reserves uses..........................................          (31)                (6)
Other liabilities.................................................................           70                 43
Amortization of discount - investment securities..................................         (577)              (525)
Other, net........................................................................            4                  3
                                                                                       --------           --------
Net cash used by operating activities.............................................       (2,542)            (1,986)
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       61,300             23,446
Purchases of investment securities - held to maturity.............................      (60,745)           (22,202)
Purchases of other investment securities..........................................            -               (250)
                                                                                       --------           --------
Net cash provided by investing activities.........................................          555                994
                                                                                       --------           --------
Cash flows from financing activities:
Stock options exercised...........................................................          153                  -
                                                                                       --------           --------
Net cash provided by financing activities.........................................          153                  -
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (1,834)              (992)
Cash and cash equivalents at beginning of period..................................        2,646              2,886
                                                                                       --------           --------
Cash and cash equivalents at end of period........................................    $     812          $   1,894
                                                                                          =====              =====
Supplemental cash flow disclosures:
Income taxes paid.................................................................    $      49          $      53
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the
reporting   period.   Actual  results  could  differ  from  such  estimates  and assumptions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings; see Part II - Item 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged tax and litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1999.

The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2000 will be met principally by the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income on investment securities and cash equivalents.

Note 2 - Legal Proceedings

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation  liabilities  described  in  Part  II -  Item  1,  and  the  inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At March 31, 2000, the litigation and contingency reserves, other than for income tax issues, were $1,952,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $66,388,000 at March 31, 2000. For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Taxes (Netherlands Antilles).

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

Note 4 - Investment Securities

Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of one year or less and are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - held to maturity at March 31, 2000 and December 31, 1999 consist of the following:


                                            March 31, 2000                                  December 31, 1999
                             ========================================        ===========================================

                                                            Cost or                                          Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                              ========      ==========      =======           ========      =========        =======

U.S. Treasury Bills          $ 43,282        $ 43,282      $ 43,237          $  43,260       $ 43,260     $   43,259
                                ======         ======        ======             ======         ======         ======

The gross unrealized losses on investment securities was $45,000 at March 31, 2000 and $1,000 at December 31, 1999.

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at March 31, 2000 and December 31, 1999.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $28 million as of March 31, 2000 and $28 million as of
December 31, 1999, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the Office of Thrift Supervision's December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and proposed Treasury Reg. ss.1.597-4(g), the Company had previously filed its 1992 and subsequent federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. ss.1.597-4(g),which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. ss.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

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

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB of which $158 million are still available for future use. Based on the Company's recent filing of its amended 1992 consolidated federal income tax return to include the federal income tax effects of Carteret FSB, approximately $56 million of NOL carryforwards are generated for tax year 1992 which expire in 2007, with the remaining approximate $102 million of NOL carryforwards to be generated, expiring no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below.

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest to be applied to the Company's Fresh Start tax liability, which related to a 1987 tax dispute with the IRS. Based on a Final Stipulation between the Company and the IRS on the Fresh Start issue, the Company is presently awaiting the IRS's final calculation of interest on the Fresh Start issue. In connection with the Final Stipulation, the Company anticipates utilizing approximately $29 million of NOL's.

Based upon the Company's federal income tax returns as filed from 1993 to 1998 (subject to IRS audit adjustments), after utilizing $29 million of NOL carryfowards in connection with Fresh Start; and excluding the NOL carryfowards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at March 31, 2000 the Company has NOL carryforwards aggregating approximately $20 million, available to reduce future federal taxable income which expire if unused beginning in 2008.

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

The Company has a reserve for income taxes of $66,388,000 at March 31, 2000. For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Taxes (Netherlands Antilles).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at March 31, 2000 aggregated $45,847,000 consisting principally of cash and cash equivalents of $812,000 and investment securities of $43,282,000. At March 31, 2000, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $29,997,000.

The Company contractually assumed the tax liabilities of City Investing Company ("City"), which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. For all periods through 1992, the IRS and the Company disagree only with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City ("Withholding Taxes"). The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana"), in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States tax withholding. The IRS appealed this decision (Northern Indiana Public Service Co.
v. Commissioner) to the United States Court of Appeals for the 7th Circuit (the "Appeals Court"). In June 1997 the Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the Company's case, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue between the Company and the IRS.

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

The Company has a reserve for income taxes of $66,388,000 at March 31, 2000. For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Taxes (Netherlands Antilles).

At March 31, 2000, the litigation and contingency reserves, other than for income tax issues, were $1,952,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

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

The cash needs of the Company for the first three months of 2000 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2000.

For the three months ended March 31, 2000, cash of $2,542,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income.

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

There were no material commitments for capital expenditures as of March 31, 2000.

Results of Operations

Summarized financial information of the Company for the first quarter ended March 31 is as follows:


                                                                                                First Quarter
(in thousands)                                                                             2000               1999
                                                                                          =====              =====

Operating expenses:
Compensation and benefits.........................................................   $      939         $      884
Professional and outside services.................................................          290                 65
Insurance.........................................................................           14                 18
Occupancy.........................................................................           24                 23
Other operating...................................................................           36                 48
                                                                                       --------           --------
                                                                                          1,303              1,038
                                                                                       --------           --------
Operating loss....................................................................       (1,303)            (1,038)
                                                                                       --------           --------
Interest income...................................................................          582                531
Other income......................................................................           50                 43
                                                                                       --------           --------
Loss before income taxes..........................................................         (671)              (464)
Income tax expense................................................................          (55)               (55)
                                                                                       --------           --------
Net loss..........................................................................   $     (726)        $     (519)
                                                                                          =====              =====

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2000 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded a net loss of $726,000 or $0.02 per share, for the first quarter ended March 31, 2000 compared to a net loss of $519,000, or $0.01 per share, for the first quarter ended March 31, 1999.

Compensation and benefits increased to $939,000 in the first quarter ended March 31, 2000, compared with $884,000 the 1999 first quarter. The increase is primarily due to an increase in the accrual for 2000 incentive compensation, which is not guaranteed, as compared to prior year amounts.

Professional and outside services increased to $290,000 in the first quarter ended March 31, 2000, compared to $65,000 in the respective 1999 period. The increase in the 2000 period is primarily the result of an increase in Supervisory Goodwill litigation expenses as a result of the Company's Summary Judgment motion and expert report preparation as further discussed in Part II
Item 1.

Insurance expenses decreased to $14,000 in the first quarter ended March 31, 2000, compared to $18,000 in the same 1999 period, due to management's continued renegotiations of insurance premiums.

Interest income in the first quarter ended March 31, 2000 increased to $582,000 from $531,000 in the respective 1999 period. The increase was primarily attributable to an increased yield on investments held in 2000 compared with 1999.

Other income of $50,000 and $43,000 for the first quarter of 2000 and 1999, respectively is principally due to the collection by an inactive subsidiary of a receivable previously considered uncollectible.

The income tax provisions of $55,000 in the first quarter ended March 31, 2000 and 1999, is primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at March 31, 2000 and December 31, 1999 with maturity dates of less than one year consist of the following:


                                                            2000                           1999
                                                   ========================       =======================
                                                    Carrying          Fair        Carrying          Fair
                                                      Value          Value          Value          Value
(in thousands)                                     -----------      -------      -----------     --------


U.S. Treasury Bills.........................         $43,282         $43,237        $43,260       $43,259
                                                     =======         =======         ======        ======

Weighted average interest rate..............           5.68%                          4.81%
                                                     =======                         ======

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

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

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

Date:  May 15, 2000