Form 10-Q
period 2000-06-30
AMBASE CORP
filed 2000-08-14
CIK 20639

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


       [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended June 30, 2000

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

YES     X        NO
     -------

At June 30, 2000, there were 46,208,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2000

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

Item 2.      Changes in Securities...............................................................................12

Item 3.      Defaults Upon Senior Securities.....................................................................12

Item 4.      Submission of Matters to a Vote of Security Holders.................................................12

Item 5.      Other Information...................................................................................12

Item 6.      Exhibits and Reports on Form 8-K....................................................................12


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                      (in thousands, except per share data)




                                                             Second Quarter                      Six Months
                                                        2000             1999              2000             1999
                                                        ====             ====              ====             ====
Operating expenses:
Compensation and benefits...................     $       884      $       817       $     1,823      $     1,701
Professional and outside services...........           1,069            1,347             1,359            1,412
Insurance...................................              23               17                37               35
Occupancy...................................              22               28                46               51
Other operating.............................              42               36                78               84
                                                    --------         --------          --------         --------
                                                       2,040            2,245             3,343            3,283
                                                    --------         --------          --------         --------
Operating loss..............................          (2,040)          (2,245)           (3,343)          (3,283)
                                                    --------         --------          --------         --------
Interest income.............................             676              523             1,258            1,054
Other income................................           8,308               61             8,358              104
                                                    --------         --------          --------         --------
Income (loss) before income taxes...........           6,944           (1,661)            6,273           (2,125)
Income tax expense..........................             (55)             (68)             (110)            (123)
                                                    --------         --------          --------         --------
Net income (loss)...........................     $     6,889      $    (1,729)      $     6,163      $    (2,248)
                                                       =====            =====             =====            =====
Earnings per common share:
Net income (loss) - basic...................     $      0.15   $       (0.04)    $        0.13     $      (0.05)
Net income (loss) - assuming dilution.......            0.15           (0.04)             0.13            (0.05)
                                                       =====            =====             =====            =====

Average shares outstanding..................          46,209            44,534           46,199           44,534
                                                       =====            =====             =====            =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)



                                                                                       June 30,       December 31,
                                                                                           2000               1999
                                                                                    (unaudited)
                                                                                       ========          =========
Assets
Cash and cash equivalents.........................................................   $    1,334        $     2,646
Investment securities - held to maturity (market
    value $50,362 and $43,259, respectively)......................................       50,373             43,260
Investment in SDG, Inc. at cost...................................................        1,250              1,250
Other assets......................................................................          487                522
                                                                                       --------           --------

Total assets......................................................................   $   53,444         $   47,678
                                                                                          =====              =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities..........................................   $     1,290        $    1,902
Supplemental retirement plan......................................................         5,789             5,545
Postretirement welfare benefits...................................................         1,105             1,178
Other liabilities.................................................................            98               106
Litigation and contingency reserves...............................................         1,882             1,983
Income tax reserves...............................................................        66,388            66,388
                                                                                       --------           --------
Total liabilities.................................................................        76,552            77,102
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock......................................................................           463               455
Paid-in capital...................................................................       547,940           547,795
Accumulated deficit...............................................................      (570,864)         (577,027)
Treasury stock....................................................................          (647)             (647)
                                                                                       --------           --------
Total stockholders' equity........................................................       (23,108)          (29,424)
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   53,444         $   47,678
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30
                                  (Unaudited)
                                 (in thousands)


                                                                                           2000               1999
                                                                                           ====               ====
Cash flows from operating activities:
Net income (loss).................................................................    $   6,163           $ (2,248)
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Other assets......................................................................           27                 73
Accounts payable and accrued liabilities..........................................         (612)              (109)
Litigation and contingency reserves uses..........................................         (101)                (6)
Other liabilities.................................................................          162                126
Amortization of discount - investment securities..................................       (1,231)            (1,043)
Other, net........................................................................            9                  7
                                                                                       --------           --------
Net cash provided (used) by operating activities..................................        4,417             (3,200)
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       66,600             60,006
Purchases of investment securities - held to maturity.............................      (72,482)           (58,454)
Purchases of other investment securities..........................................            -               (250)
Other, net........................................................................            -                 10
                                                                                       --------           --------
Net cash provided (used) by investing activities..................................       (5,882)             1,312
                                                                                       --------           --------
Cash flows from financing activities:
Stock options exercised...........................................................          153                  -
                                                                                       --------           --------
Net cash provided by financing activities.........................................          153                  -
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (1,312)            (1,888)
Cash and cash equivalents at beginning of period..................................        2,646              2,886
                                                                                       --------           --------
Cash and cash equivalents at end of period........................................    $   1,334           $    998
                                                                                          =====              =====
Supplemental cash flow disclosures:
Income taxes paid.................................................................    $     125         $      126
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

Note 2 - Legal Proceedings

The Company has significant alleged tax liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged tax and litigation  liabilities  described  in  Part  II -  Item  1,  and  the  inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and income tax reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At June 30, 2000, the litigation and contingency reserves, other than for income tax issues, were $1,882,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a reserve for income taxes of $66,388,000 at June 30, 2000. For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Taxes (Netherlands Antilles).

See  Part II - Item 1 -  Legal  Proceedings,  for a  discussion  of  Supervisory
Goodwill   Litigation  and  information   regarding  the  Company's   litigation
settlement with Zurich SF Holdings, Inc.

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

Investment securities - held to maturity at June 30, 2000 and December 31, 1999 consist of the following:


                                            June 30, 2000                                   December 31, 1999
                             ========================================         ========================================
                                                            Cost or                                          Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                              ========      ==========      =======           ========      =========        =======

U.S. Treasury Bills          $ 50,373        $ 50,373      $ 50,362          $  43,260       $ 43,260     $   43,259
                                ======         ======        ======             ======         ======         ======

The gross unrealized losses on investment securities was $11,000 at June 30, 2000 and $1,000 at December 31, 1999.

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at June 30, 2000 and December 31, 1999.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $26 million as of June 30, 2000 and $28 million as of
December 31, 1999, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

Based upon the Company's federal income tax returns as filed from 1993 to 1998 (subject to IRS audit adjustments), after utilizing $29 million of NOL carryfowards in connection with Fresh Start; and excluding the NOL carryfowards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at June 30, 2000 the Company has NOL carryforwards aggregating approximately $20 million, available to reduce future federal taxable income which expire if unused beginning in 2008.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of alternative minimum tax credit carryforwards, which are not subject to expiration.

In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust").For all periods through 1992, the only issue that remains in dispute with the IRS is with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City
("Withholding Taxes"). The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

The Company has a reserve for income taxes of $66,388,000 at June 30, 2000. For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Taxes (Netherlands Antilles).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at June 30, 2000 aggregated $53,444,000 consisting principally of cash and cash equivalents of $1,334,000 and investment securities of $50,373,000. At June 30, 2000, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $23,108,000.

In June 2000 the Company entered into a settlement agreement with Zurich SF Holdings LLC (f/k/a Reorganized Home Holdings, Inc.)("SF Holdings") settling the disputed claims relating to the April 1999 complaint the Company filed in the Supreme Court of New York. Pursuant to the settlement agreement, the Company received, among other things, net proceeds of $8,250,000 from SF Holdings. In addition, an affiliate of SF Holdings deposited $9,500,000 in an interest bearing escrow account (the "Escrow Account") to be used to pay 50% of certain expenses and/or tax obligations, if any, up to the amount in the Escrow Account in connection with the dispute with the Internal Revenue Service ("IRS") over the Netherlands Antilles Withholding Tax Issue. Upon final resolution of the Netherlands Antilles Withholding Tax Issue with the IRS and payment of outstanding expenses, the residual of the Escrow Account, if any, will be delivered to an affiliate of SF Holdings.

In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust").For all periods through 1992, the only issue that remains in dispute with the IRS is with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City
("Withholding Taxes"). The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

With respect to the Withholding Taxes issue, in connection with a Netherlands Antilles finance subsidiary of City, on May 11, 1995, the IRS issued a Notice of Deficiency for withholding taxes on interest payments for the years 1979 through 1985. In the Notice of Deficiency, the IRS contends that City's wholly owned Netherlands Antilles finance subsidiary should be disregarded for tax purposes. The Company, on behalf of City, vigorously contested the IRS's position in accordance with the IRS's internal appeals procedures. In January 1992, the National Office of the IRS issued technical advice supporting the auditing agent's position. In October 1992, the Company appealed this technical advice to the National Office. The National Office advised the Company that it expected to issue technical advice supporting the auditing agent's position, whereupon the Company advised the IRS that it was withdrawing its technical advice request.

On June 30, 1995, the Company, on behalf of City, filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at this time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post-trial briefs, which were submitted to the Tax Court in August 1997. If the IRS were to prevail on this issue, the Company could be liable for taxes and interest in excess of the Company's financial resources. A significant factor in determining the amount of the Company's ultimate liability for this issue is whether pursuant to the contractual arrangement between the Company and City, the Company is primarily liable for such taxes and interest. See Part II - Item 1 - Legal Proceedings, AmBase Corporation v. City Investing Company Liquidating Trust et al. for further information.

In a case dealing with a similar withholding tax issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana"), in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States tax withholding. The IRS appealed this decision (Northern Indiana Public Service Co.
v. Commissioner) to the United States Court of Appeals for the 7th Circuit (the "Appeals Court"). In June 1997 the Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the case involving City , it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue involving City.

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

The Company has a reserve for income taxes of $66,388,000 at June 30, 2000. For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Taxes (Netherlands Antilles).

At June 30, 2000, the litigation and contingency reserves, other than for income tax issues, were $1,882,000. For a discussion of alleged tax liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

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

The cash needs of the Company for the first six months of 2000 were principally satisfied by proceeds received in connection with the SF Holdings litigation settlement further described above, interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2000.

For the six months ended June 30, 2000, cash of $4,417,000 was provided by operations, as a result of amounts received in connection with the SF Holdings litigation settlement further discussed above, and the receipt of interest income, partially offset by the payment of prior year accruals and operating expenses.

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

There were no material commitments for capital expenditures as of June 30, 2000.

Results of Operations

Summarized financial information of the Company for the second quarter and six months ended June 30 is as follows:

                                                            Second Quarter                       Six Months
                                                        2000             1999              2000             1999
                                                        ====             ====              ====             ====

Operating expenses:
Compensation and benefits...................     $       884        $     817       $     1,823      $     1,701
Professional and outside services...........           1,069            1,347             1,359            1,412
Insurance...................................              23               17                37               35
Occupancy...................................              22               28                46               51
Other operating.............................              42               36                78               84
                                                    --------         --------          --------         --------
                                                       2,040            2,245             3,343            3,283
                                                    --------         --------          --------         --------
Operating loss..............................          (2,040)          (2,245)           (3,343)          (3,283)
                                                    --------         --------          --------         --------
Interest income.............................             676              523             1,258            1,054
Other income................................           8,308               61             8,358              104
                                                    --------         --------          --------         --------
Income (loss) before income taxes...........           6,944           (1,661)            6,273           (2,125)
Income tax expense..........................             (55)             (68)             (110)            (123)
                                                    --------         --------          --------         --------
Net income (loss)...........................     $     6,889      $    (1,729)      $     6,163      $    (2,248)
                                                       =====            =====             =====            =====

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

The Company recorded net income of $6,889,000 or $0.15 per share, and $6,163,000 or $0.13 per share for the second quarter and six months ended June 30, 2000. The second quarter and six month periods ended June 30, 2000 include $8,250,000 of other income representing net proceeds received in connection with the Company's litigation settlement with Zurich SF Holdings LLC, ("SF Holdings") further described below. Excluding this other income the Company would have reported net loss of $1,361,000 and $2,087,000 for the second quarter and six months ended June 30, 2000, respectively. For the second quarter and six months ended June 30, 1999 the Company recorded a net loss of $1,729,000 or $0.04 per share, and $2,248,000 or $0.05 per share.

Compensation and benefits increased to $884,000 and $1,823,000 in the second quarter and six months ended June 30, 2000, respectively, compared with $817,000 and $1,701,000 in the respective 1999 periods. The increases are primarily due to an increase in the accrual for 2000 incentive compensation, which is not guaranteed, as compared to prior year accruals.

Professional and outside services were $1,069,000 in the second quarter ended June 30, 2000, and $1,359,000 in the six months ended June 30, 2000, compared to $1,347,000 and $1,412,000 in the respective 1999 periods.
The amounts in the 2000 and 1999 periods are principally comprised of expenses relating to the Supervisory Goodwill litigation as further discussed in Part II Item 1.

Interest income in the second quarter and six months ended June 30, 2000 increased to $676,000 and $1,258,000, respectively, from $523,000 and $1,054,000 in the respective 1999 periods. The increases were primarily attributable to an increased yield on investments and a higher average level of investments held in 2000 compared with 1999.

Other income of $8,308,000 and $8,358,000 in second quarter and six months ended June 30, 2000, respectively, is principally attributable to $8,250,000 of net proceeds received in June 2000, relating to the SF Holdings litigation settlement further described above. The additional other income in the 2000 periods is due to the continued collection by an inactive subsidiary of a receivable previously considered uncollectible.

Other income of $61,000 and $104,000 for the second quarter and six months ended June 30, 1999 respectively, is principally due to the continued collection by an inactive subsidiary of a receivable previously considered uncollectible.

The income tax provisions of $55,000 and $110,000 in the second quarter and six months ended June 30, 2000 respectively, and $68,000 and $123,000 in the second quarter and six months ended June 30, 1999, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at June 30, 2000 and December 31, 1999 with maturity dates of less than one year consist of the following:

                                                            2000                            1999
                                                   =======================       ==========================
                                                   Carrying       Fair           Carrying         Fair
                                                     Value        Value            Value          Value
(in thousands)                                     -----------    --------       -----------      ---------


U.S. Treasury Bills.........................       $  50,373     $  50,362        $  43,260      $  43,259
                                                   =========     =========        =========      =========

Weighted average interest rate..............            5.69%                         4.81%
                                                       ======                        ======

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

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1999 and in AmBase's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is or has been a defendant in a number of lawsuits or proceed-ings, including the following:

Marshall Manley v. AmBase Corporation. The plaintiff's case was tried to a jury during May, 2000. Post-trial briefs have recently been submitted to the Court. Manley is seeking the amounts he paid to Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey, of $2,400,000, plus reimbursement of his legal fees and interest.

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

 (b)  Supervisory Goodwill Litigation

In August 2000, Judge Loren Smith issued an order scheduling oral argument, in his court on October 2, 2000, on the Company's Motion for Partial Summary Judgment On Liability under the Fifth Amendment's Takings Clause, and on the matter of Contract Liability.

  (c)  Other

Claims Against Zurich SF Holdings, Inc. In June 2000 the Company entered into a settlement agreement with Zurich SF Holdings LLC (f/k/a Reorganized Home Holdings, Inc.) ("SF Holdings") settling the disputed claims relating to the April 1999 complaint the Company filed in the Supreme Court of New York and the separate proceeding commenced by the Company against SF Holdings in December 1999. Pursuant to the settlement agreement, the Company received, among other things, net proceeds of $8,250,000 from SF Holdings. In addition, an affiliate of SF Holdings deposited $9,500,000 in an interest bearing escrow account (the "Escrow Account") to be used to pay 50% of certain expenses and/or tax obligations, if any, up to the amount in the Escrow Account in connection with the dispute with the Internal Revenue Service("IRS") over the Netherlands Antilles Withholding Tax Issue which is currently pending before the United State Tax Court. Upon filal reolution of the Netherlands Antilles
Withholding Tax Issue with the IRS and payment of outstanding expenses, the residual of the Escrow Account, if any, will be delivered to an affiliate of SF Holdings.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. In August 2000, the Company filed a complaint against City Investing Company Liquidating Trust (the "Trust") seeking determination by the Delaware Chancery Court that the Trust, as successor to City Investing Company, (as opposed to AmBase Corporation), should be primarily liable for amounts, if any, owed to the IRS in connection with the NV Withholding Tax Issue. The Company is also seeking other relief and certain other damages from the Trust. No assurance can be given regarding the ultimate outcome of the litigation.

ITEM 2. CHANGES IN SECURITIES

Does not apply.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Does not apply.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Does not apply.

ITEM 5.       OTHER INFORMATION

At the Annual Meeting of Stockholders on May 19, 2000 the following proposals were voted upon:

The following person nominated, was elected to be a director, as set forth below:

                                                      Number of Shares
                                                 For                  Withhold
                                             ==========               ========
Robert E. Long                               35,879,113               529,210

There were no broker non-votes.

Stockholders approved the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the year ending December 31, 2000. The shares were voted as follows: 36,198,362 shares for and 158,267 against, with 51,694 shares abstaining. There were no broker non-votes.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.  Financial Data Schedule (only submitted to SEC in electronic format)

(b)   Form 8-K

      Registrant filed a Current Report on Form 8-K prior on the filing of this Form 10-Q for the quarter ended June 30, 2000 as follows:

      Date          Event Reported

      June 9, 2000  Settlement Agreement between AmBase Corporation and Zurich
                    SF Holdings LLC dated June 9, 2000.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASE CORPORATION



By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Principal Financial and
      Accounting Officer)

Date:  August 14, 2000