Form 10-Q
period 2000-09-30
AMBASE CORP
filed 2000-11-03
CIK 20639

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


         For the quarterly period ended September 30, 2000

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

YES     X        NO

At September 30, 2000, there were 46,208,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2000

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................12

Item 2.      Changes in Securities and Use of Proceeds...........................................................13

Item 3.      Defaults Upon Senior Securities.....................................................................13

Item 4.      Submission of Matters to a Vote of Security Holders.................................................13

Item 5.      Other Information...................................................................................13

Item 6.      Exhibits and Reports on Form 8-K....................................................................13


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                        (in thousands, except per share data)


                                                            Third Quarter                       Nine Months
                                                        2000             1999              2000             1999
                                                        ====             ====              ====             ====
Operating expenses:
Compensation and benefits...................     $       876      $       823       $     2,699      $     2,524
Professional and outside services...........             223              578             1,582            1,990
Insurance...................................              12               22                49               57
Occupancy...................................              23               27                69               78
Other operating.............................              37               32               115              116
                                                    --------         --------          --------         --------
                                                       1,171            1,482             4,514            4,765
                                                    --------         --------          --------         --------
Operating loss..............................          (1,171)          (1,482)           (4,514)          (4,765)
                                                    --------         --------          --------         --------
Interest income.............................             766              544             2,024            1,598
Other income................................              50               50             8,408              154
                                                    --------         --------          --------         --------
Income (loss) before income taxes...........            (355)            (888)            5,918           (3,013)
Income tax expense..........................             (44)             (46)             (154)            (169)
                                                    --------         --------          --------         --------
Net income (loss)...........................     $      (399)     $      (934)      $     5,764      $    (3,182)
                                                       =====            =====             =====            =====
Earnings per common share:
Net income (loss) - basic...................     $     (0.01)  $       (0.02)    $        0.12     $       (0.07)
Net income (loss) - assuming dilution.......           (0.01)          (0.02)             0.12             (0.07)
                                                       =====            =====             =====            =====

Average shares outstanding..................          46,209          44,534            46,202            44,534
                                                      ======          =======           ======            ======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (in thousands)



                                                                                  September 30,       December 31,
                                                                                           2000               1999
                                                                                    (unaudited)
                                                                                       ========          =========
Assets
Cash and cash equivalents.........................................................   $      586         $    2,646
Investment securities - held to maturity (market
    value $50,920 and $43,259, respectively)......................................       50,919             43,260
Investment in SDG, Inc. at cost...................................................        1,250              1,250
Other assets......................................................................          472                522
                                                                                       --------           --------

Total assets......................................................................   $   53,227         $   47,678
                                                                                         ======             ======
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities..........................................   $     1,629        $    1,902
Supplemental retirement plan......................................................         5,911             5,545
Postretirement welfare benefits...................................................         1,079             1,178
Other liabilities.................................................................            97               106
Litigation and contingency reserves...............................................         1,630             1,983
Withholding issue reserve.........................................................        66,388            66,388
                                                                                       ---------           --------
Total liabilities.................................................................        76,734            77,102
                                                                                       ---------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       ---------           --------
Stockholders' equity:
Common stock......................................................................           463               455
Paid-in capital...................................................................       547,940           547,795
Accumulated deficit...............................................................      (571,263)         (577,027)
Treasury stock....................................................................          (647)             (647)
                                                                                       ---------          ---------
Total stockholders' equity........................................................       (23,507)          (29,424)
                                                                                       ---------          ---------

Total liabilities and stockholders' equity........................................   $   53,227         $   47,678
                                                                                         ======             ======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                  (in thousands)



                                                                                           2000               1999
                                                                                           ====               ====
Cash flows from operating activities:
Net income (loss).................................................................    $   5,764           $ (3,182)
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
Other assets......................................................................           38                 12
Accounts payable and accrued liabilities..........................................         (273)                56
Litigation and contingency reserves uses..........................................         (353)               (44)
Other liabilities.................................................................          256                200
Amortization of discount - investment securities..................................       (1,981)            (1,583)
Other, net........................................................................           14                 13
                                                                                       --------           --------
Net cash provided (used) by operating activities..................................        3,465             (4,528)
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       74,965             96,521
Purchases of investment securities - held to maturity.............................      (80,643)           (92,952)
Purchases of other investment securities..........................................            -               (250)
Other, net........................................................................            -                 10
                                                                                       --------           --------
Net cash provided (used) by investing activities..................................       (5,678)             3,329
                                                                                       --------           --------
Cash flows from financing activities:
Stock options exercised...........................................................          153                  -
                                                                                       --------           --------
Net cash provided by financing activities.........................................          153                  -
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (2,060)            (1,199)
Cash and cash equivalents at beginning of period..................................        2,646              2,886
                                                                                       --------           --------
Cash and cash equivalents at end of period........................................    $     586            $ 1,687
                                                                                          =====              =====
Supplemental cash flow disclosures:
Income taxes paid.................................................................    $      75          $     164
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings; see Part II - Item 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 1999.

The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2000 will be met principally by the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income on investment securities and cash equivalents.

Note 2 - Legal Proceedings

The Company has significant alleged liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities described in
Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and the withholding issue reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At September 30, 2000, the litigation and contingency reserves, other than for the withholding issue, were $1,630,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a withholding issue reserve of $66,388,000 at September 30, 2000. For a further discussion, see Item 2. Financial Condition and Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles).

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

Investment securities - held to maturity at September 30, 2000 and December 31, 1999 consist of the following:

                                         September 30, 2000                            December 31, 1999
                             =======================================          ======================================
                                                            Cost or                                          Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======             ======      =========        =======

U.S. Treasury Bills          $ 50,919        $  50,919     $ 50,920          $  43,260       $ 43,260     $   43,259
                               ======           ======       ======             ======         ======         ======

The gross unrealized gains or (losses) on investment securities was $1,000 gain at September 30, 2000 and $1,000 loss at December 31, 1999.

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at September 30, 2000 and December 31, 1999.

                       AMBASE CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (continued)

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $29 million as of September 30, 2000 and $28 million as of December 31, 1999, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest to be applied to the Company's Fresh Start tax liability, which related to a 1987 tax dispute with the IRS. Based on a Final Stipulation between the Company and the IRS on the Fresh Start issue, the Company received a $36,000 refund of tax and interest on the Fresh Start issue. In connection with the Final Stipulation, the Company utilized approximately $29 million of NOL's.

Based upon the Company's federal income tax returns as filed from 1993 to 1999 (subject to IRS audit adjustments), after utilizing $29 million of NOL carryfowards in connection with Fresh Start; and excluding the NOL carryfowards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at September 30, 2000 the Company has NOL carryforwards aggregating approximately $24 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

FINANCIAL CONDITION

The Company's assets at September 30, 2000 aggregated $53,227,000 consisting principally of cash and cash equivalents of $586,000 and investment securities of $50,919,000. At September 30, 2000, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II
- Item 1, exceeded total recorded assets by $23,507,000.

In June 2000 the Company entered into a settlement agreement with Zurich SF Holdings LLC (f/k/a Reorganized Home Holdings, Inc.)("SF Holdings") settling the disputed claims relating to the April 1999 complaint the Company filed in the Supreme Court of New York. Pursuant to the settlement agreement, the Company received, among other things, net proceeds of $8,250,000 from SF Holdings. In addition, an affiliate of SF Holdings deposited $9,500,000 in an interest bearing escrow account (the "Escrow Account") to be used to pay 50% of certain expenses and/or withholding obligations, if any, up to the amount in the Escrow Account in connection with the dispute with the Internal Revenue Service ("IRS") over the Netherlands Antilles Withholding Obligation Issue. Upon final resolution of the Netherlands Antilles Withholding Obligation Issue with the IRS and payment of outstanding expenses, the residual of the Escrow Account, if any, will be delivered to an affiliate of SF Holdings.

In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). For all periods through 1992, the only issue that remains in dispute between City and the IRS is with respect to the withholding obligations in connection with a Netherlands Antilles finance subsidiary of City (the "Withholding Issue").

With respect to the Withholding Issue, in connection with a Netherlands Antilles finance subsidiary of City, on May 11, 1995, the IRS issued a Notice of Deficiency for the withholding of tax on interest payments for the years 1979 through 1985. In the Notice of Deficiency, the IRS contends that City's wholly owned Netherlands Antilles finance subsidiary should be disregarded for tax purposes. The Company, on behalf of City, vigorously contested the IRS's position in accordance with the IRS's internal appeals procedures. In January 1992, the National Office of the IRS issued technical advice supporting the auditing agent's position. In October 1992, the Company appealed this technical advice to the National Office. The National Office advised the Company that it expected to issue technical advice supporting the auditing agent's position, whereupon the Company advised the IRS that it was withdrawing its technical advice request.

                       AMBASE CORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements (continued)

On June 30, 1995, the Company, on behalf of City, filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at that time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post-trial briefs, which were submitted to the Tax Court in August 1997. If the IRS were to prevail on this issue, the Company could be liable for City's withholding obligation plus interest in excess of the Company's financial resources. A significant factor in determining the amount of the Company's ultimate liability for this issue is whether pursuant to the contractual arrangement between the Company and City, the Company is primarily liable for the withholding obligation and interest. See Part II - Item 1 - Legal Proceedings, AmBase Corporation v. City Investing Company Liquidating Trust et al. for further information.

In a case dealing with a similar withholding issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana"), in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States withholding of tax. The IRS appealed this decision (Northern Indiana Public Service Co. v. Commissioner) to the United States Court of Appeals for the 7th Circuit (the "Appeals Court"). In June 1997 the Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the case involving City , it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue involving City.

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

The Company has a Withholding Issue reserve of $66,388,000 at September 30, 2000. For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles).

At September 30, 2000, the litigation and contingency reserves, other than for the Withholding Issue, were $1,630,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

The Company has significant alleged liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and the Withholding Issue reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II -
Item 1.

The cash needs of the Company for the first nine months of 2000 were principally satisfied by proceeds received in connection with the SF Holdings litigation settlement further described above, interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2000.

For the nine months ended September 30, 2000, cash of $3,465,000 was provided by operations, as a result of amounts received in connection with the SF Holdings litigation settlement further discussed above, and the receipt of interest income, partially offset by the payment of prior year accruals and operating expenses.

For the nine months ended September 30, 1999, cash of $4,528,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged liabilities, as described above. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursuing all sources of contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations.

There were no material commitments for capital expenditures as of September 30, 2000.

Results of Operations

Summarized financial information of the Company for the third quarter and nine months ended September 30 is as follows:

                                                           Third Quarter                       Nine Months
                                                        2000             1999              2000             1999
                                                        ====             ====              ====             ====
Operating expenses:
Compensation and benefits...................     $       876       $      823       $     2,699      $     2,524
Professional and outside services...........             223              578             1,582            1,990
Insurance...................................              12               22                49               57
Occupancy...................................              23               27                69               78
Other operating.............................              37               32               115              116
                                                    --------         --------          --------         --------
                                                       1,171            1,482             4,514            4,765
                                                    --------         --------          --------         --------
Operating loss..............................          (1,171)          (1,482)           (4,514)          (4,765)
                                                    --------         --------          --------         --------
Interest income.............................             766              544             2,024            1,598
Other income................................              50               50             8,408              154
                                                    --------         --------          --------         --------
Income (loss) before income taxes...........            (355)            (888)            5,918           (3,013)
Income tax expense..........................             (44)             (46)             (154)            (169)
                                                    --------         --------          --------         --------
Net income (loss)...........................     $      (399)     $      (934)      $     5,764      $    (3,182)
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

The Company recorded a net loss of $399,000 or $0.01 per share, and net income of $5,764,000 or $0.12 per share for the third quarter and nine months ended September 30, 2000, respectively. The nine month period ended September 30, 2000 includes $8,250,000 of other income principally representing net proceeds received in connection with the Company's litigation settlement with Zurich SF Holdings LLC, ("SF Holdings") further described below. Excluding this other income the Company would have reported a net loss of $2,486,000 for the nine months ended September 30, 2000. For the third quarter and nine months ended September 30, 1999 the Company recorded a net loss of $934,000 or $0.02 per share, and $3,182,000 or $0.07 per share, respectively.

Compensation and benefits increased to $876,000 and $2,699,000 in the third quarter and nine months ended September 30, 2000, respectively, compared with $823,000 and $2,524,000 in the respective 1999 periods. The increases are primarily due to an increase in the accrual for 2000 incentive compensation, which is not guaranteed, as compared to prior year accruals.

Professional and outside services were $223,000 in the third quarter ended September 30, 2000, and $1,582,000 in the nine months ended September 30, 2000, compared to $578,000 and $1,990,000 in the respective 1999 periods. The amounts in the 2000 periods are comprised of expenses relating to the Supervisory Goodwill litigation and expenses relating to the litigation settlement with SF Holdings. The amounts in the 1999 periods are principally comprised of expenses relating to the Supervisory Goodwill litigation.

Interest income in the third quarter and nine months ended September 30, 2000 increased to $766,000 and $2,024,000, respectively, from $544,000 and $1,598,000 in the respective 1999 periods. The increases were primarily attributable to an increased yield on investments and a higher average level of investments held in 2000 compared with 1999.

The additional other income in the 2000 periods and the other income for the third quarter and nine months ended September 30, 1999 respectively, is principally due to the continued collection by an inactive subsidiary of a receivable previously considered uncollectible.

The income tax provisions of $44,000 and $154,000 in the third quarter and nine months ended September 30, 2000 respectively, and $46,000 and $169,000 in the third quarter and nine months ended September 30, 1999, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at September 30, 2000 and December 31, 1999 with maturity dates of less than one year consist of the following:

                                                              2000                                1999
                                                   ========================              ======================
                                                   Carrying           Fair           Carrying             Fair
                                                     Value            Value            Value              Value
(in thousands)                                     --------           -----           --------          --------


U.S. Treasury Bills.........................      $  50,919       $  50,920        $   43,260        $   43,259
                                                     =======         ======            ======            ======

Weighted average interest rate..............         5.71 %                             4.81%
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

RECENT DEVELOPMENTS

In November 2000, the Board of Directors approved an amendment to the Company's existing Shareholder Rights Plan (the "Plan") to extend the expiration date of the Plan to February 10, 2006 from February 10, 2001.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 1999 and in AmBase's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2000 and June 30, 2000 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is or has been a defendant in a number of lawsuits or proceed-ings.

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

(b)  Supervisory Goodwill Litigation

On October 2, 2000, Senior Judge Loren Smith of the Court of Federal Claims heard oral arguments in the Company's supervisory goodwill case against the United States government. The court heard arguments both as to the contractual liability of the United States to Carteret Savings Bank, and as to the Company's claim against the United States under the Takings Clause of the Fifth Amendment.

(c)  Other

AmBase Corporation v. City Investing Company Liquidating Trust, et al. On September 29, 2000, the Trust moved to dismiss the Company's complaint on the grounds that it fails to state a claim for which relief can be granted and the Company's claims are barred by the statute of limitations. The Company intends to file a brief in response to the Trust's motion. No assurance can be given regarding the ultimate outcome of this litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Does not apply.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Does not apply.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Does not apply.

ITEM 5.       OTHER INFORMATION

Does not apply.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       4. Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer & Trust Company (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996 and November 1, 2000).

      27.  Financial Data Schedule (submitted to SEC only in electronic format)

(b)   Form 8-K

      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASE CORPORATION




------------------------
/s/John P. Ferrara
   Vice President, Chief Financial Officer and Controller
   (Principal Financial and
    Accounting Officer)

Date:  November 3, 2000