Form 10-K
period 2000-12-31
AMBASE CORP
filed 2001-03-29
CIK 20639

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000
                                              OR
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ To ________


                          Commission file number 1-7265

                               AMBASE CORPORATION
               (Exact name of registrant as specified in its charter)

              DELAWARE                                 95-2962743
      (State of incorporation)            (I.R.S.Employer Identification No.)

             51 Weaver Street, Building 2, Greenwich, CT 06831-5155
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (203) 532-2000

          Securities registered pursuant to Section 12(b)of the Act:

          Title of each class        Name of each exchange on which registered

          Common Stock ($0.01 par value)                 None

          Rights to Purchase Common Stock                None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

At January 31, 2001, there were 46,208,519 shares of registrant's Common Stock outstanding. At January 31, 2001 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.71 per share, was approximately $26 million. The Common Stock constitutes registrant's only outstanding security.

Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 14, Page 36.

AmBase Corporation

Annual Report on Form 10-K
December 31, 2000

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

PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.............................4

Item 6.         Selected Financial Data...........................................................................4

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............5

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.......................................10

Item 8.         Financial Statements and Supplementary Data......................................................11

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............35

PART III

Item 10.        Directors and Executive Officers of the Registrant...............................................35

Item 11.        Executive Compensation...........................................................................35

Item 12.        Security Ownership of Certain Beneficial Owners and Management...................................35

Item 13.        Certain Relationships and Related Transactions...................................................35

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................36

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

In  December  1997,  the  Company  formed  a new  wholly-owned  subsidiary,  SDG
Financial Corp. ("SDG Financial"), to pursue merchant banking activities. SDG Financial purchased an approximate 6.3% equity interest in SDG, Inc. for $1,250,000 and was granted the exclusive right to act as the investment banking/financial advisor to SDG, Inc. and all of its subsidiaries and affiliates.

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

The Company had 7 employees at December 31, 2000.

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. In order to maintain the principal value of its assets, the Company has invested substantially all of its funds in U.S. Treasury Bills and short-term money market funds. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged litigation liabilities, as described in Item 8 - Note 11 to the Company's consolidated financial statements. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations.

See Item 8 - Note 11 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

At December 31, 2000, the Company's liabilities, including reserves for contingent and alleged liabilities, exceeded total recorded assets by $24,097,000. The Company has significant alleged liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged liabilities, lawsuits and proceedings, see Item 8 - Note 11 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and the withholding obligation reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

ITEM 2.       PROPERTIES

The Company leases approximately 4,800 square feet for use as its executive office at 51 Weaver Street, Building 2, Greenwich, CT 06831-5155.

The Company is currently in negotiations to purchase a 14,000 square feet office building in Greenwich, CT for approximately $2,400,000. Approximately 3,000 square feet is expected to be used by the Company for its executive offices with the remaining square footage leased to unaffiliated third parties.

ITEM 3.       LEGAL PROCEEDINGS

The Company has significant alleged liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and the withholding obligation reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At December 31, 2000, the litigation and contingency reserves were $1,746,000. For a discussion of alleged liabilities, lawsuits and proceedings, see Item 8 -
Note 11 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company has a withholding obligation reserve of $66,388,000 at December 31, 2000. For a further discussion, see Item 8 - Note 11 - Legal Proceedings, Dispute with Internal Revenue Service Withholding Obligations (Netherlands Antilles), to the Company's consolidated financial statements.

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

Set forth below is a list of executive officers of the Company at December 31, 2000:

Name                                    Age                            Title
====                                    ===                            ==========

Richard A. Bianco                        53                            Chairman, President and
                                                                       Chief Executive Officer of
                                                                       AmBase Corporation

John P. Ferrara                          39                            Vice President, Chief Financial Officer
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

                                                      2000                                        1999
                                           ==============================             ==============================
                                               High               Low                     High                Low
                                               ====               ===                     ====                ===
First Quarter.......................       $    1.00          $   0.75                 $    2.77          $   2.18
Second Quarter......................            0.93              0.65                      2.49              1.08
Third Quarter.......................            0.91              0.64                      1.25              0.83
Fourth Quarter......................            0.90              0.54                      1.12              0.80

As of January 31, 2001, there were approximately 17,700 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 2000 or 1999. The Company does not intend to declare or pay dividends in the foreseeable future.

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


                                                                        Years ended December 31
                                                  ==================================================================
(in thousands, except per share data)                 2000           1999         1998         1997            1996
                                                      ====           ====         ====         ====            ====
Interest income, net........................      $  2,795       $  2,166     $  2,430      $ 2,661        $  2,641
Income (loss) from continuing operations,
   before income taxes......................         5,379         (4,280)         423       (1,275)          6,636
Income tax (expense) benefit................          (205)          (235)        (242)         191           7,189
Income (loss) from continuing operations ...         5,174         (4,515)         181       (1,084)         13,825
Income from discontinued investment
   management operations, net of income taxes            -            -             -              -            207
Net income (loss)...........................      $  5,174       $ (4,515)    $    181      $(1,084)       $ 14,032

Earnings per common share - basic
Income (loss) from continuing operations....      $   0.11       $  (0.10)    $      -      $ (0.02)       $   0.31
Income (loss) from discontinued operations..             -              -            -            -               -
                                                  -----------    -----------  -----------   -----------    -----------
Net income (loss)...........................      $   0.11       $  (0.10)    $      -      $ (0.02)       $   0.31
                                                    ======         ======       ======       ======           ======
Earnings per common share - assuming dilution
Income (loss) from continuing operations....      $   0.11       $  (0.10)    $      -      $ (0.02)       $   0.30
Income (loss) from discontinued operations..             -              -            -            -               -
                                                  -----------    -----------  -----------   -----------    -----------
Net income (loss)...........................      $   0.11       $  (0.10)    $      -      $ (0.02)       $   0.30
                                                    ======         ======       ======       ======          ======
Dividends...................................             -              -            -            -               -
                                                    ======         ======       ======       ======          ======
Total assets................................      $ 53,102       $ 47,678     $ 51,638      $64,270        $ 66,229
Total stockholders' equity..................       (24,097)       (29,424)     (25,000)     (25,181)        (24,097)
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

CONTINUING OPERATIONS

Financial Condition

The Company's assets at December 31, 2000 aggregated $53,102,000, consisting principally of cash and cash equivalents of $4,844,000 and investment securities of $46,547,000. At December 31, 2000, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Item 8
- Note 11 to the Company's consolidated financial statements, exceeded total recorded assets by $24,097,000.

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

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest to be applied to the Company's Fresh Start tax liability which related to a 1987 tax dispute with the IRS. This amount was previously reserved for as part of the Company's income tax reserves account. See Item 8 - Note 9 for a more complete discussion regarding the Company's payment to the IRS in connection with the Fresh Start tax proceeding and utilization of net operating loss carryforwards.

Pursuant to the Home Holdings Revised Third Amended and Restated Plan of Reorganization (the "Revised Plan"), on July 30, 1998 the Company received $15,200,000 in full satisfaction of all the Company's claims relating to Home Holdings other than certain disputed claims which were settled in June 2000 as further discussed above.

The cash needs of the Company in 2000 were principally satisfied by proceeds received in connection with the SF Holdings litigation settlement further described above, and interest income received on investment securities and cash equivalents. Management believes that the Company's cash resources are sufficient to continue operations for 2001. Because of the nature of the contingent and alleged liabilities described in Item 8 - Note 11 to the Company's consolidated financial statements, the Company is unable to predict whether it will have the ability to generate sufficient resources to satisfy its ultimate obligations. For the year ended December 31, 2000, cash of $2,590,000 was provided by operating activities, mainly due to the receipt of funds in connection with the SF Holdings litigation settlement offset by the payment of expenses, payment of other liabilities, and payments charged against litigation and contingency reserves.

The cash needs of the Company in 1999 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Because of the nature of the contingent and alleged liabilities described in Item 8 - Note 11 to the Company's consolidated financial statements, the Company is unable to predict whether it will have the ability to generate sufficient resources to satisfy its ultimate obligations. For the year ended December 31, 1999, cash of $6,120,000 was used by operating activities, including the payment of expenses, payment of other liabilities and payments charged against litigation and contingency reserves, partially offset by the receipt of interest income.

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

Except for the possible purchase of an office building, as more fully discussed in Item 8 - Note 10, to the Company's consolidated financial statements, there are no material commitments for capital expenditures as of December 31, 2000. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged and litigation liabilities described in Item 8 - Note 11 to the Company's consolidated financial statements. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations.

See Item 8 - Note 11 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At December 31, 2000, the litigation and contingency reserves were $1,746,000. For a discussion of alleged withholding obligation reserve, alleged liabilities, lawsuits and proceedings, see Item 8 - Note 11 to the Company's consolidated financial statements.

In addition to the litigation and contingency reserves, the Company had a withholding obligation reserve of $66,388,000 at December 31, 2000. For a further discussion, see Item 8 - Note 11 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles), to the Company's consolidated financial statements.

As noted above, the Company has significant alleged liabilities and is a defendant in a number of lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged liabilities, lawsuits and proceedings, see Item 8 - Note 11 to the Company's consolidated financial statements. Although the basis for the calculation of the litigation and contingency reserves and withholding obligation reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). The only issue that remains in dispute between City and the IRS is with respect to obligations for the withholding of taxes in connection with a Netherlands Antilles finance subsidiary of City (the "Withholding Issue").

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

On June 30, 1995, the Company, on behalf of City, filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at that time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post-trial briefs, which were submitted to the Tax Court in August 1997. If the IRS were to prevail on this issue, the Company could be liable for City's withholding obligation plus interest in excess of the Company's financial resources. A significant factor in determining the amount of the Company's ultimate liability for this issue is whether pursuant to the contractual arrangement between the Company and City, the Company is primarily liable for the withholding obligation and interest. See Item 8 - Note 11 - Legal Proceedings, AmBase Corporation v. City Investing Company Liquidating Trust et al., to the Company's consolidated financial statements.

In a case dealing with a similar withholding issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana"), in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States withholding of tax. The IRS appealed this decision (Northern Indiana Public Service Co. v. Commissioner) to the United States Court of Appeals for the 7th Circuit (the "Appeals Court"). In June 1997 the Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the case involving City, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue involving City.

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

The Company has a reserve for the withholding issue of $66,388,000 at December 31, 2000. For a further discussion, see Item 8 - Note 11 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles), to the Company's consolidated financial statements.

Results of Operations

Summarized financial information for the operations of the Company for the years ended December 31 is as follows:

(in thousands)                                                              2000             1999              1998
                                                                            ====             ====              ====
Operating expenses:
Compensation and benefits.....................................         $   3,507        $   3,605         $   3,117
Professional and outside services.............................             2,051            2,707             1,128
Insurance.....................................................                60               69                82
Occupancy.....................................................                91              100                86
Other operating...............................................               143              159               142
                                                                        --------         --------          --------
                                                                           5,852            6,640             4,555
                                                                        --------         --------          --------
Operating loss................................................            (5,852)          (6,640)           (4,555)
                                                                        --------         --------          --------
Interest income...............................................             2,795            2,166             2,430
Other income - litigation settlement..........................             8,250                -                 -
Other income..................................................               186              194             2,548
                                                                        --------         --------          --------
Income (loss) before income taxes.............................             5,379           (4,280)              423
Income tax expense............................................              (205)            (235)             (242)
                                                                        --------         --------          --------
Net income (loss).............................................         $   5,174        $  (4,515)        $     181
                                                                           =====            =====             =====

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2001 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded net income of $5,174,000 or $0.11 per share, for the year ended December 31, 2000. As further described above the December 31, 2000 results includes $8,250,000 of other income principally representing net proceeds received in connection with the Company's litigation settlement with Zurich SF Holdings LLC, ("SF Holdings"). Excluding this other income the Company would have reported a net loss of $3,076,000 for the year ended December 31, 2000.

The Company recorded a net loss of $4,515,000 for the year ended December 31, 1999. As further detailed below the 1999 net loss reflects an increase in 1999 compared with 1998 of $1,579,000 of professional and outside service fees as a result of Supervisory Goodwill litigation expenses.

For the year ended December 31, 1998 the Company recorded net income of $181,000. As further described in Financial Condition, above, 1998 includes $2,548,000 of non-recurring other income, principally attributable to the receipt of $2,500,000 in connection with the Home Holdings Revised Plan. Excluding the non-recurring other income, the Company would have recorded a net loss of $2,367,000 for the year ended December 31, 1998.

Compensation and benefits were $3,507,000 in 2000, $3,605,000 in 1999 and $3,117,000 in 1998. The decrease in 2000 compared to 1999 is primarily due to a decrease in Year 2000 incentive compensation accrued in 2000 and paid in 2001. The increase of $488,000 in 1999, compared with 1998 is primarily due to increased incentive compensation and supplemental retirement plan accruals.

Professional and outside services decreased to $2,051,000 in 2000, compared to $2,707,000 in 1999. The amounts in the 2000 periods are comprised of expenses relating to the Supervisory Goodwill litigation although at a lower level compared to 1999, and expenses incurred relating to the litigation settlement with SF Holdings. The amounts in the 1999 periods are principally comprised of expenses relating to the Supervisory Goodwill litigation. The increase in 1999, compared to 1998, was due to an increase in Supervisory Goodwill litigation expenses as a result of litigation discovery expenses and the preparation of the Company's Summary Judgment Motion as further discussed in Item 8 - Note 11, offset to some effect by a reduction of legal fees attributable to the
Home Holdings, Inc. bankruptcy case, which were incurred in 1998. Expenses for professional and outside services in 2000, 1999 and 1998 do not include costs associated with defending pending and threatened litigation which were previously reserved for and are charged against the litigation and contingency reserves when paid.

Insurance expenses decreased in 2000, compared to 1999, due to management's renegotiation of insurance programs.

Occupancy  expenses were $91,000 in 2000,  $100,000 in 1999 and $86,000 in 1998.
The increase in 1999 compared to 1998 is the result of an increase in occupancy related maintenance expenses.

Interest  income was  $2,795,000 in 2000,  $2,166,000 in 1999, and $2,430,000 in
1998. The increase in 2000 compared to the 1999 period, was attributable to a higher average level of investment securities and an increased yield on cash equivalents and investment securities. The decrease in 1999 compared to 1998, is the result of a lower average level of investment securities.

The additional other income of $186,000 in 2000 and $194,000 in 1999 is primarily attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible. Other income in 1998 of $2,548,000 is principally attributable to the receipt of $2,500,000 received in connection with the Home Holdings Revised Plan.

The 2000, 1999 and 1998 income tax provisions of $205,000, $235,000 and $242,000, respectively, are principally attributable to state and local taxes.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Item 8 - Note 9 to the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 2000 and 1999 with maturity dates of less than one year consist of the following:

                                                                        2000                       1999
                                                            ==========================   =========================
                                                            Carrying          Fair       Carrying           Fair
                                                               Value         Value          Value           Value
                                                            -----------    -----------  ------------    -----------

(in thousands)
U.S. Treasury Bills.........................................$ 46,547        $ 46,595     $ 43,260       $  43,259
                                                            ========        ========     =========      =========

Weighted average interest rate.............................    5.80%                        4.81%
                                                             =======                      =======


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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
AmBase Corporation

In our opinion, the accompanying consolidated Balance Sheets and the related consolidated Statements of Operations, of Changes in Stockholders' Equity, and of Cash Flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis our opinion.

The accompanying financial statements include a withholding obligation reserve relating to a significant issue discussed in Note 11. Final resolution of this issue is dependent upon future events, which may result in amounts more or less than those presented. The ultimate outcome of this issue cannot presently be determined.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, substantial operations of the Company have been discontinued, and substantial contingencies exist against the Company in various lawsuits and proceedings, which are discussed in Note 11 to the financial statements and the second paragraph of this report. The Company has a net capital deficiency of approximately $24,097,000 at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. It will be necessary for the Company to resolve the contingent liabilities by prevailing upon or settling these claims at amounts less than the claims and the amounts recorded and to generate, through acquisition or start up, profitable operations to continue on a long-term basis. See Note 1 for further discussion of management's plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





PricewaterhouseCoopers LLP
New York, New York
March 12, 2001

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years Ended December 31




(in thousands, except per share data)                                       2000             1999              1998
                                                                            ====             ====              ====
Operating expenses:
Compensation and benefits.....................................         $   3,507        $   3,605         $   3,117
Professional and outside services.............................             2,051            2,707             1,128
Insurance.....................................................                60               69                82
Occupancy.....................................................                91              100                86
Other operating...............................................               143              159               142
                                                                        --------         --------          --------
                                                                           5,852            6,640             4,555
                                                                        --------         --------          --------
Operating loss................................................            (5,852)          (6,640)           (4,555)
                                                                        --------         --------          --------
Interest income...............................................             2,795            2,166             2,430
Other income - litigation settlement..........................             8,250                -                 -
Other income..................................................               186              194             2,548
                                                                        --------         --------          --------
Income (loss) before income taxes.............................             5,379           (4,280)              423
Income tax expense ...........................................              (205)            (235)             (242)
                                                                        --------         --------          --------
Net income (loss).............................................         $   5,174        $  (4,515)        $     181
                                                                           =====            =====             =====
Earnings per common share:
Net income (loss) - basic.....................................         $    0.11      $   ( 0.10)         $       -
Net income (loss) - assuming dilution.........................              0.11          ( 0.10)                 -
                                                                           =====            =====             =====
Dividends.....................................................         $       -        $       -         $       -
                                                                           =====            =====             =====
Average shares outstanding....................................            46,209           44,724            44,534
                                                                           =====            =====             =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                     December 31



(in thousands)                                                                               2000              1999
                                                                                             ====              ====
Assets:
Cash and cash equivalents.......................................................        $   4,844        $    2,646
Investment securities - held to maturity
    (market value $46,595 and $43,259, respectively)............................           46,547            43,260
Investment in SDG, Inc. at cost.................................................            1,250             1,250
Other assets....................................................................              461               522
                                                                                         --------          --------
Total assets....................................................................        $  53,102        $   47,678
                                                                                            =====             =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities........................................        $   1,889        $    1,902
Supplemental retirement plan....................................................            6,033             5,545
Postretirement welfare benefits.................................................            1,053             1,178
Other liabilities...............................................................               90               106
Litigation and contingency reserves.............................................            1,746             1,983
Withholding obligation reserve..................................................           66,388            66,388
                                                                                         --------          --------
Total liabilities...............................................................           77,199            77,102
                                                                                         --------          --------
Commitments and contingencies...................................................                -                 -
                                                                                         --------          --------
Stockholders' equity:
Common stock....................................................................              463               455
Paid-in capital.................................................................          547,940           547,795
Accumulated deficit.............................................................         (571,853)         (577,027)
Treasury stock..................................................................             (647)             (647)
                                                                                         --------          --------
Total stockholders' equity......................................................          (24,097)          (29,424)
                                                                                         --------          --------
Total liabilities and stockholders' equity......................................        $  53,102        $   47,678
                                                                                            =====             =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                             Years Ended December 31


                                  Common        Paid-In        Accumulated        Treasury
(in thousands)                     Stock        Capital            Deficit           Stock           Total
                                 =======          =====          =========          ======            ====

December 31, 1997.........      $    447     $  547,712        $  (572,693)       $   (647)       $(25,181)
Net income................             -              -                181             -               181
                               ---------     ----------         ------------      ----------      ---------
December 31, 1998.........           447        547,712           (572,512)           (647)        (25,000)
Stock options exercised                8             83                  -               -              91
Net loss..................             -              -             (4,515)              -          (4,515)
                               ---------     ----------         -----------       ----------      ---------
December 31, 1999.........     $     455     $  547,795       $   (577,027)       $   (647)     $  (29,424)
Stock options exercised                8            145                  -               -             153
Net income................             -              -              5,174               -           5,174
                               ---------     ----------         -----------       ----------      ---------

December 31, 2000.........     $     463     $  547,940       $   (571,853)       $   (647)     $  (24,097)
                                  ======         ======            =======          ======          ======


The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years Ended December 31




(in thousands)                                                                       2000             1999           1998
                                                                                     ====             ====           ====

Cash flows from operating activities:
Net income (loss)........................................................        $  5,174        $  (4,515)    $      181
Adjustments  to  reconcile  net  income  (loss) to net cash  provided
     (used by) operating activities:
Other assets.............................................................              36               48             86
Accounts payable and accrued liabilities.................................             (13)             260             92
Litigation and contingency reserves uses.................................            (237)             (93)          (264)
Fresh Start tax payment..................................................               -                -        (12,700)
Accretion of discount - investment securities............................          (2,732)          (2,133)        (2,350)
Other, net...............................................................             362              313             63
                                                                                 --------         --------       --------
Net cash provided (used) by operating activities.........................           2,590           (6,120)       (14,892)
                                                                                 --------         --------       --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity...................         118,084          108,986         78,451
Purchases of investment securities - held to maturity....................        (118,639)        (102,957)       (78,947)
Purchases of investment securities - available for sale..................               -             (250)             -
Proceeds from Home Holdings, Inc. receivable.............................               -                -         12,708
Other, net...............................................................              10               10             18
                                                                                 --------         --------       --------
Net cash provided (used) by investing activities.........................            (545)           5,789         12,230
                                                                                 --------         --------       --------
Cash flows from financing activities:
Stock options exercised..................................................             153               91              -
                                                                                 --------         --------       --------
Net cash provided by financing activities................................             153               91              -
                                                                                 --------         --------       --------
Net increase (decrease) in cash and cash equivalents.....................           2,198             (240)        (2,662)
Cash and cash equivalents at beginning of year...........................           2,646            2,886          5,548
                                                                                 --------         --------       --------
Cash and cash equivalents at end of year.................................        $  4,844        $   2,646     $    2,886
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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through various lawsuits and proceedings, as described in Note 11. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged liabilities, as described in Note 11. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2001 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents. Because of the nature of the contingent and alleged liabilities and the inherent difficulty in predicting the outcome of litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. For a discussion of the alleged liabilities, lawsuits and governmental proceedings, see Note 11. Although the basis for the calculation of the litigation and contingency reserves and withholding obligation reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion.

See Note 11 for a discussion of Supervisory Goodwill Litigation.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

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

Investment securities at December 31 consist of the following:

                                             2000                                                 1999
                             =========================================       ==========================================
                                                               Cost or                                          Cost or
                              Carrying        Amortized           Fair        Carrying         Amortized           Fair
(in thousands)                   Value             Cost          Value           Value              Cost          Value
                                ======         ========          =====          ======          ========          =====

Held to Maturity:
    U.S. Treasury Bills      $  46,547         $ 46,547      $  46,595       $  43,260         $  43,260      $  43,259
                                 =====            =====          =====           =====             =====          =====

The gross unrealized gains and losses on investment securities at December 31, consist of the following:


(in thousands)                                                                                 2000                1999
                                                                                               ====                ====

Held to Maturity - Gross unrealized gains (losses)..................................        $    48            $     (1)
                                                                                               ====                ====

Other investment securities at December 31, 2000 and 1999 consist of convertible preferred stock and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at December 31, 2000 and 1999.

Note 4 - Earnings Per Share

The calculation of basic earnings per share and dilutive earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:


                                                                                          2000
                                                                ====================================================
                                                                    Income                Shares           Per Share
(in thousands, except per share data)                          (Numerator)          (Denominator)             Amount
                                                                  ========          ============              ======

Basic earnings per share:
Net income.............................................         $    5,174              46,209            $     0.11
                                                                     =====                                     =====
Effect of Dilutive Securities:
Assumed stock option exercise..........................                                     55
                                                                                    ----------
Diluted earnings per share:
Net income and assumed conversions.....................         $    5,174              46,264            $     0.11
                                                                     =====               =====                 =====


                                                                                         1999
                                                                ====================================================
                                                                      Loss              Shares             Per Share
(in thousands)                                                 (Numerator)       (Denominator)                Amount
                                                               ==========         ===========              =========

Basic earnings per share:
Net loss...............................................         $   (4,515)             44,724            $   ( 0.10)
                                                                    ======                                    ======
Effect of Dilutive Securities:
Assumed stock option exercise..........................                                      -
                                                                                    ----------
Diluted earnings per share:
Net loss and assumed conversions.......................         $  (4,515)              44,724            $   ( 0.10)
                                                                    ======              ======                ======



                                                                                          1998
                                                                ====================================================
                                                                    Income                Shares           Per Share
(in thousands)                                                 (Numerator)          (Denominator)             Amount
                                                                ==========          ============           =========

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

Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                 2000                  1999                  1998
                                                              =========              ========              ========

Balance at beginning of year..........................       45,348,519            44,533,519            44,533,519
Issuance of common shares.............................          860,000               815,000                     -
                                                            ------------          ------------         ------------
Balance at end of year                                       46,208,519            45,348,519            44,533,519
                                                            ===========           ============         ============

Common Stock balances exclude 126,488 treasury shares at December 31, 2000, 1999
and  1998,   carried  at  an  average  cost  of  $5.12  per  share   aggregating
approximately $647,000.

The Company issued 860,000 and 815,000 of previously authorized common shares during January 2000 and October 1999, respectively, in connection with the exercise of employee stock options.

At December 31, 2000, there were 5,185,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

Stockholder Rights Plan:

On January 29, 1986, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, which entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company's outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company's shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). In the event the rights become exercisable and, thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution. In November 2000, the Board of Directors approved an amendment to the Company's existing Shareholder Rights Plan (the "Plan") to extend the expiration date of the Plan to February 10, 2006 from February 10, 2001.

Note 6 - Pension and Savings Plans

The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer and certain former officers of the Company are participants. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)                                                              2000                1999               1998
                                                                            ====                ====               ====

Service cost of current period................................       $       469        $        470        $       337
Interest cost on projected benefit obligation.................               468                 400                337
Amortization of unrecognized losses...........................                11                  56                  -
                                                                        --------            --------           --------
                                                                     $       948        $        926        $       674
                                                                           =====               =====              =====

A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year is as follows:

(in thousands)                                                                               2000                  1999
                                                                                             ====                  ====

Projected benefit obligation at beginning of year...............................        $   5,824           $     6,153
Service cost....................................................................              469                   470
Interest cost...................................................................              468                   400
Actuarial (gain) loss, including effect of change in assumptions................              869                  (739)
Benefits paid...................................................................             (460)                 (460)
                                                                                           -------              --------
Projected benefit obligation at end of year.....................................        $   7,170           $     5,824
                                                                                           ======                ======


Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:

(dollars in thousands)                                                                       2000                  1999
                                                                                             ====                  ====

Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested...................................         $  5,540              $  4,941
                                                                                            =====                 =====
Projected benefit obligation for service rendered to date.......................         $  7,170              $  5,824
Unrecognized net loss...........................................................           (1,137)                 (279)
                                                                                         --------              --------
Accrued pension costs...........................................................         $  6,033              $  5,545
                                                                                            =====                 =====
Major assumptions:
Pre-retirement and postretirement discount rate.................................             7.5%                 7.75%
Rate of increase in future compensation.........................................             6.0%                  6.0%
                                                                                            =====                 =====


The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the first 3% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $17,000, $25,000 and $26,000 in 2000, 1999 and 1998, respectively. All contributions are subject to maximum limitations contained in the Code.

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

Net periodic postretirement benefit (income) expense for the years ended December 31 was as follows:

(in thousands)                                                               2000              1999                1998
                                                                             ====              ====                ====

Interest cost on accumulated postretirement benefit obligation.......    $      9           $    14           $      22
Amortization of prior service liability..............................         (82)              (75)                (66)
Amortization of unrecognized gain....................................         (42)              (43)                (41)
                                                                         --------           --------           --------
Net periodic postretirement benefit (income) expense.................    $   (115)          $  (104)          $     (85)
                                                                            ======            ======              ======


A reconciliation of the changes in the accumulated postretirement benefit obligation from the beginning of the year to the end of the year is as follows:

(in thousands)                                                                                  2000               1999
                                                                                                ====               ====

Accumulated postretirement benefit obligation at beginning of year...                        $   119          $     219
Interest cost........................................................                              9                 14
Amendments...........................................................                            (35)               (68)
Actuarial gains, including effect of assumption changes..............                            (13)               (27)
Plan participant contributions.......................................                             58                 58
Benefit premiums paid................................................                            (68)               (77)
                                                                                            --------           --------
Accumulated postretirement benefit obligation at end of year.........                        $    70          $     119
                                                                                               =====              =====

The accrued postretirement benefit liability at December 31 is summarized below:


(in thousands)                                                                                 2000                1999
                                                                                               ====                ====

Accumulated postretirement benefit obligation:
Retirees........................................................................            $    70           $     119
                                                                                            --------           --------
Unrecognized net gains..........................................................                405                 434
Unrecognized prior service liability............................................                578                 625
                                                                                            --------           --------
Accrued postretirement benefit liability........................................            $ 1,053           $   1,178
                                                                                              =====               =====

The accumulated benefit obligation for 2000, 1999 and 1998 was determined using the projected unit credit method and a discount rate of 7.5%, 7.75% and 6.75%, respectively. The health care cost trend rates were assumed to be 6% in 2000, 7% in 1999, and 8% in 1998, gradually declining to 5.5% in 2001 and remaining at that level, thereafter.

Assumed health care cost trend rates could have a significant effect on the amounts reported. At December 31, 2000 a 1% change in the assumed health care cost trend rates, while holding all other assumptions constant, would have the following effects:

                                                                                                1%                  1%
(in thousands)                                                                             Increase            Decrease
                                                                                             ======             =======

Effect on net periodic postretirement benefit income................................        $     -           $      -
Effect on accumulated postretirement benefit obligation.............................              4                 (3)
                                                                                             ======             ======


Note 8 - Incentive Plans

Under the Company's 1994 Senior Management Incentive Compensation Plan (the "1994 Plan"), an executive officer of the Company whose compensation is required to be reported to stockholders under the Securities Exchange Act of 1934 (the "Participants") and who is serving as such at any time during the fiscal year as to which an award is granted, may receive an award of a cash bonus ("Bonus"), in an amount determined by the Personnel Committee of the Company's Board of Directors (the "Committee") and payable from an annual bonus fund (the "Annual Bonus Pool"). The Committee may award Bonuses under the 1994 Plan to Participants not later than 120 days after the end of each fiscal year (the "Reference Year").

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

During January 2000, the Board of Directors of the Company approved the award of incentive stock options to certain employees to acquire 90,000 shares of AmBase Common Stock at exercise prices between $0.95 and $1.05 per share, pursuant to the 1993 Plan.

Under the Company's 1985 Stock Option Plan (the "1985 Plan"), options to purchase shares of Common Stock could be granted to salaried employees. The 1985 Plan provided for the granting of up to 2,000,000 shares as incentive stock options and/or nonqualified stock options through May 22, 1995. No additional stock options can be awarded under the 1985 Plan. As of December 31, 2000, 75,000 shares are reserved for issuance under the 1985 Plan.

As discussed in Note 5, stock options previously awarded under the 1985 Plan, for 860,000 common shares and 815,000 common shares were exercised in January 2000 and October 1999, respectively.

Incentive plan activity is summarized as follows:

                                                              1993 Stock                           1985 Stock
(shares in thousands)                                         Incentive Plan                       Option Plan
                                                       =========================          =============================
                                                                        Weighted                               Weighted
                                                        Shares           Average           Shares               Average
                                                         Under          Exercise            Under              Exercise
                                                        Option             Price           Option                 Price
                                                         =====           =======            =====               =======

Outstanding at December 31, 1997...................   $    105          $   2.13         $  1,750            $     0.15
Granted............................................         85              3.85                -                     -
                                                      --------           --------        --------               --------
Outstanding at December 31, 1998...................        190              2.90            1,750                  0.15
Granted............................................         90              2.69                -                     -
Exercised..........................................          -                 -             (815)                 0.11
                                                      --------           --------        --------               --------
Outstanding at December 31, 1999...................        280           $  2.83              935              $   0.18
Granted............................................         90              1.00                -                     -
Exercised..........................................          -                 -             (860)                 0.11
                                                      --------           --------        --------               -------
Outstanding at December 31, 2000...................        370           $  2.38               75              $   0.21
                                                         =====             =====            =====                 =====
Options exercisable at:
     December 31, 1998.............................        103           $  2.11            1,750              $   0.15
     December 31, 1999.............................        148              2.62              935                  0.18
     December 31, 2000.............................        235              2.86               75                  0.21
                                                         =====             =====            =====                 =====



                                                                          1993 Stock                         1985 Stock
                                                                      Incentive Plan                        Option Plan
                                                                         ===========                          =========
Weighted average fair value of options granted during:

     1998.....................................................             $ 1.89                               $    -
     1999.....................................................               1.25                                    -
     2000.....................................................               0.45                                    -
                                                                           ======                               ======

The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 2000, as follows:


(shares in thousands)                         Options Outstanding                          Options Exercisable
                                      ===============================                ==================================
                                          Weighted
                                           Average           Weighted                                          Weighted
       Range of                          Remaining            Average                                           Average
       Exercise                        Contractual           Exercise                                          Exercise
         Prices         Shares                Life              Price                  Shares                     Price
         ======          =====            ========            =======                   =====                   =======

          $0.21             75             4 years         $     0.21                      75                $     0.21
 $0.95 to $1.05             90             7 years               1.00                       -
                -
          $2.09            100             6 years               2.09                     100                      2.09
 $2.56 to $3.65            135             6 years               2.98                      90                      3.13
          $4.02             45             2 years               4.02                      45                      4.02
                      --------               =====              =====                --------                   =======
          Total            445                                                            310
                         =====                                                          =====

The details of the Company's incentive plans are summarized above. The Company has adopted the disclosure only provisions of Statement 123, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, was charged to earnings during 2000, 1999 and 1998. The fair value of stock options granted by the Company in 2000, 1999 and 1998 used to compute proforma net income and earnings per share disclosures is the estimated fair value at date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield 0% for all years, expected historical volatility of 0.44, 0.46 and 0.53, risk-free interest rates of 5.80%, 6.07% and 4.65% , and weighted average expected life of the options of 4 to 6 years. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options under the 1993 Plan and the 1985 Plan, consistent with the method prescribed by Statement 123, net income (loss) and net income (loss) per share would have been changed to the proforma amounts indicated below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock during 2000, 1999 and 1998, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's proforma information for the years ended December 31 follows:

(in thousands, except per share data)                                       2000                1999               1998
                                                                            ====                ====               ====

Net income (loss)
As reported.....................................................         $  5,174           $ (4,515)           $   181
Proforma........................................................            5,090             (4,651)                61
                                                                            =====              ======              =====
Per share data
As reported.....................................................         $   0.11           $  (0.10)           $     -
Proforma........................................................             0.11              (0.10)                 -
                                                                              =====             ======            =====

                        AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 9 - Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

(in thousands)                                                              2000                1999               1998
                                                                            ====                ====               ====

Income tax expense                                                     $    (205)           $   (235)         $    (242)
                                                                            ====                ====               ====

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 2000, 1999 and 1998, and the provision for income taxes for the years ended December 31 follows:


(in thousands)                                                              2000                1999               1998
                                                                            ====                ====               ====


Income (loss) before income taxes...............................       $   5,379            $ (4,280)         $     423
                                                                            ====                ====               ====

Tax (expense) benefit:
Tax at statutory federal rate...................................       $ ( 1,883)           $  1,498          $    (148)
Accounting loss benefit not recognized..........................               -              (1,498)                 -
Accounting loss benefit recognized..............................           1,883                   -                148
State income taxes..............................................            (205)               (235)              (242)
                                                                        --------            --------           --------

                                                                       $    (205)           $   (235)         $    (242)
                                                                            ====                ====               ====

The composition of income tax expense for the year ended December 31 is as follows:


(in thousands)                                                              2000                1999               1998
                                                                            ====                ====               ====

Current:
Federal.........................................................       $       -            $      -          $       -
State...........................................................            (205)               (235)              (242)
                                                                        --------            --------           --------
                                                                            (205)               (235)              (242)
                                                                            ====                ====               ====

In June 1998, the Company paid $12,700,000 to the IRS for tax and estimated interest to be applied to the Company's Fresh Start tax liability, which related to a 1987 tax dispute with the IRS. Based on the Final Stipulation between the Company and the IRS on the Fresh Start issue, the Company received a $36,000 refund of tax and interest on the Fresh Start issue in August 2000. In connection with the Final Stipulation, the Company utilized approximately $29 million of NOL's. A summary of the Company's NOL carryforwards remaining after the utilization of the $29 million NOL's applied to Fresh Start is provided below.

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

Based upon the Company's federal income tax returns as filed from 1993 to 1999 (subject to IRS audit adjustments), an estimate of year 2000 federal income tax return, after utilizing $29 million of NOL carryforwards in connection with Fresh Start; and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at December 31, 2000 the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:


                2009             $2,300,000
                2010              5,300,000
                2012              1,100,000
                2018              5,400,000
                2019              4,000,000
                                  ---------
                                $18,100,000
                                ===========

The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of alternative minimum tax credit carryforwards, which are not subject to expiration.

Under Statement 109, the Company has calculated a net deferred tax asset of $27 million and $28 million as of December 31, 2000 and 1999, respectively, arising primarily from NOL's, alternative minimum tax credits and the excess of book over tax reserves (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the election decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

Note 10 - Commitments and Contingencies

Future minimum rental payments, principally for office space, under noncancellable operating leases at December 31, 2000, are: 2001, $20,000. Rent expense charged to earnings was $67,000, $67,000 and $66,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company is currently in negotiations to purchase a 14,000 square foot office building in Greenwich, CT for approximately $2,400,000. Approximately 3,000 square feet will be used by the Company for its executive offices with the remaining square footage leased to unaffiliated third parties.

Note 11 - Legal Proceedings

(a) The Company is or has been a defendant in a number of lawsuits or proceedings, including the following:

Marshall Manley v. AmBase Corporation. On November 14, 1996, Marshall Manley ("Manley"), a former President, Chief Executive Officer and Director of the Company, commenced an action against the Company, seeking indemnification from the Company pursuant to a May 27, 1993 employment settlement agreement between Manley and the Company. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey (the "Manley action"), arguing that he served at such firm at the request of the Company. The Manley action is pending in the United States District Court for the Southern District of New York. The Company filed its answer on January 21, 1997, raising substantial affirmative defenses which the Company intends to vigorously pursue. On October 30, 1997, AmBase amended its Answer and Counterclaims to include a claim of fraud against Manley. In December 1997, Manley moved for summary judgment. The Company raised substantial opposition to the motion and moved to strike certain of Manley's affirmative defenses which Manley raised in connection with the Company's fraud claim against Manley. Oral argument on Manley's Motion for Summary Judgment and the Company's motion to strike Manley's affirmative defenses was held on May 15, 1998. The court denied both motions. The jury trial of the plaintiff's breach of contract claims took place in May, 2000 and resulted in a verdict against the Company. The Company's counterclaims for fraud and reformation were tried to the Court immediately following the jury's verdict. In December, 2000, the Court, in response to the Company's motion for judgment as a matter of law and/or for a new trial, vacated the jury's earlier verdict (therefore nullifying it) and ordered a new trial. The Court has not yet fixed a date for the new trial. Subsequent to the Court's vacatur of the jury's verdict in January, 2001 the Court dismissed the Company's courterclaims for fraud and reformation. The Company intends to vigorously defend against Manley's contract claims on retrial.

Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles). In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). The only issue that remains in dispute between City and the IRS is with respect to obligations for withholding of taxes in connection with a Netherlands Antilles finance subsidiary of City (the "Withholding Issue").

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

On June 30, 1995, the Company, on behalf of City, filed a petition in the United States Tax Court ("Tax Court") contesting the Notice of Deficiency. The IRS filed its answer on August 23, 1995. The Company filed a motion for summary judgment in its favor on February 13, 1996. On April 17, 1996, the IRS filed a Notice of Objection to the Company's motion for summary judgment. The Tax Court requested, and the Company filed, on July 3, 1996, a reply to the IRS's Notice of Objection. On September 19, 1996, the Court denied the Company's motion for summary judgment without prejudice. Based on the Tax Court's examination of the record and the status of the discovery process, the Tax Court concluded that summary adjudication at that time was inappropriate. The Tax Court directed the parties to engage in full and complete discovery as expeditiously as possible. A trial was held in this case on March 24, 1997, after which the Judge asked the IRS and the Company to submit post-trial briefs, which were submitted to the Tax Court in August 1997. If the IRS were to prevail on this issue, the Company could be liable for City's withholding obligation plus interest in excess of the Company's financial resources. A significant factor in determining the amount of the Company's ultimate liability for this issue is whether pursuant to the contractual arrangement between the Company and City, the Company is primarily liable for the withholding obligation and interest. See AmBase Corporation v. City Investing Company Liquidating Trust, et al., below.

In a case dealing with a similar withholding issue, the Tax Court ruled in favor of the taxpayer, Northern Indiana Public Service Co. ("Northern Indiana"), in November 1995. The Tax Court rejected the IRS's contention that interest paid to Northern Indiana's foreign subsidiary was subject to United States withholding of tax. The IRS appealed this decision (Northern Indiana Public Service Co. v. Commissioner) to the United States Court of Appeals for the 7th Circuit (the "Appeals Court"). In June 1997 the Appeals Court affirmed the Tax Court's ruling in favor of Northern Indiana. Although the Appeals Court decision in the Northern Indiana case could be beneficial to the case involving City, it is not necessarily indicative of the ultimate result of the final settlement of the Netherlands Antilles issue involving City.

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

On April 9, 1999 and April 16,1999, respectively, the Court issued decisions addressing damage claims in two of the Winstar-related cases, Glendale Federal Bank, FSB v. United States, and California Federal Bank v. United States. In the Glendale case, the Court awarded Glendale $908.9 million in restitution and non-overlapping reliance damages, representing the benefit conferred on the government as a result of the contract at issue in that case, plus certain non-overlapping damages suffered by Glendale as a result of the government's breach of contract. The Court declined to award expectation damages as requested by Glendale. In the California Federal case, the Court awarded California Federal $23.4 million in damages, representing expenses incurred by California Federal in raising new capital to replace the supervisory goodwill lost as a result of the government's breach of contract. The Court declined to award expectation damages, restitution, or other reliance damages as requested by California Federal. On February 16, 2001, the United States Court of Appeals for the Federal Circuit issued a decision in the case of Glendale Federal Bank, FSB
v. United States, which involves certain damages issues related to the Company's case. The decision vacated in part the decision of the United States Court of Federal Claims dated April 9, 1999, and remanded the case back to the Court of Federal Claims for a determination of total reliance damages. The trial court and appellate decisions in Glendale and California Federal as well as other case decisions, may be relevant to the Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's action.

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

 (c) Other - AmBase Corporation v. City Investing Company Liquidating
             Trust, et al.

         The Delaware Court Action - In August 2000, the Company filed a complaint against City Investing Company Liquidating Trust (the "Trust") seeking determination by the Delaware Chancery Court that the Trust, as successor to City Investing Company, (as opposed to AmBase Corporation), should be primarily liable for amounts, if any, owed to the IRS in connection with the NV Withholding Obligation Issue, as further discussed herein above. The Company is also seeking other relief and certain other damages from the Trust and its Trustees. On September 29, 2000, the Trust moved to dismiss the Company's complaint on the grounds that it fails to state a claim for which relief can be granted and the Company's claims are barred by the statute of limitations. The Company subsequently filed a brief in response to the Trust's motion.

         On December 14, 2000 oral argument on Trust's motion to dismiss was heard before the Delaware Court. On January 3, 2001, Vice Chancellor Strine of the Court of Chancery of the State of Delaware granted the Motion to Dismiss this action filed by the defendants. On February 7, 2001, Vice Chancellor Strine denied AmBase's Motion for Reargument of this dismissal. On March 8, 2001 the Company filed a Notice of Appeal of the February 7, 2001 denial, to the Supreme Court of the State of Delaware, but has subsequently withdrawn this appeal in order to proceed more directly with its New York Court action against the Trust, described below.

         The New York Court Action - On January 31, 2001, the Company filed a Complaint in the United States District Court for the Southern District of New York (the "NY Court") seeking determination that the Trust, as successor to City Investing Company, should be primarily liable for amounts, if any, owed to the IRS in connection with the NV Withholding Obligation Issue. The Company is also seeking other relief and certain other damages from the Trust and its Trustees. On February 23, 2001, the Trust filed a Motion to Dismiss the Company's Complaint in this action. On March 9, 2001 the Company filed its opposition to the Trust's Motion to Dismiss. No assurances can be given regarding the ultimate outcome of the litigation.

Note 12 - Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity are based on current market quotations. Other investment securities are based upon the December 2000 and 1999 cost for these privately placed shares. The carrying value of applicable other liabilities approximates their fair value.

Note 13 - Supplemental Disclosure of Cash Flow Information

Additional information regarding cash flow for the years ended December 31 is as follows:

(in thousands)                                                              2000               1999                1998
                                                                            ====               ====                ====

Cash paid during the period:
Income tax ...............................................             $     170         $      233         $    12,940
                                                                          ======             ======              ======

For the years ended December 31, 2000, 1999 and 1998 no cash interest was paid.

Note 14 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:


                                                First            Second            Third            Fourth         Full
(in thousands, except per share data)         Quarter           Quarter          Quarter           Quarter         Year
                                                =====             =====            =====             =====        =====
2000:
Operating expenses......................     $  1,303         $   2,040          $ 1,171          $  1,338     $  5,852
                                             ----------       ----------         ----------       ----------   ----------
Operating loss..........................       (1,303)           (2,040)          (1,171)           (1,338)      (5,852)
Interest income.........................          582               676              766               771        2,795
Other income............................           50             8,308               50                28        8,436
                                            ----------       ----------         ----------       ----------     ---------
Income (loss) before income taxes.......         (671)            6,944             (355)             (539)       5,379
Income tax expense .....................          (55)              (55)             (44)              (51)        (205)
                                            ----------       ----------         ----------       ----------    ----------
Net income (loss).......................     $   (726)       $    6,889          $  (399)         $   (590)    $  5,174
                                                =====             =====            =====             =====        =====
Earnings per common share:
Net income (loss) - basic...............     $  (0.02)       $     0.15          $  (0.01)        $  (0.01)    $  0.11
Net income (loss) - assuming dilution...        (0.02)             0.15             (0.01)           (0.01)       0.11
                                                =====             =====            =====             =====        =====


1999:
Operating expenses......................     $  1,038         $   2,245          $ 1,482          $  1,875     $  6,640
                                             ----------       ----------         ----------       ----------   ----------
Operating loss..........................       (1,038)           (2,245)          (1,482)           (1,875)      (6,640)
Interest income.........................          531               523              544               568        2,166
Other income............................           43                61               50                40          194
                                            ----------       ----------         ----------       ----------     ----------
Loss before income taxes................         (464)           (1,661)            (888)           (1,267)      (4,280)
Income tax expense .....................          (55)              (68)             (46)              (66)        (235)
                                            ----------       ----------         ----------       ----------    ----------
Net loss................................     $   (519)        $  (1,729)         $  (934)         $ (1,333)    $ (4,515)
                                                =====             =====            =====             =====        =====
Earnings per common share:
Net loss - basic........................     $  (0.01)        $   (0.04)         $ (0.02)         $  (0.03)    $  (0.10)
Net loss - assuming dilution............        (0.01)            (0.04)           (0.02)            (0.03)       (0.10)
                                                =====             =====            =====             =====        =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2001, under the caption "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2001, under the caption "Executive Compensation", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2001, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2001, under the caption "Certain Relationships and Related Transactions", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:


1.   Index to Financial Statements:                                                                            Page

         AmBase Corporation and Subsidiaries:
              Report of Independent Accountants.................................................................11
              Consolidated Statements of Operations.............................................................12
              Consolidated Balance Sheets.......................................................................13
              Consolidated Statements of Changes in Stockholders' Equity........................................14
              Consolidated Statements of Cash Flows.............................................................15
              Notes to Consolidated Financial Statements........................................................16


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

         4. Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996 and November 1, 2000) (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000, respectively).

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

         10G.     Employment  Agreement dated as of June 1, 1991 between Richard
                  A.  Bianco and the  Company,  as  amended  December  30,  1992
                  (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1992), as amended February 24, 1997 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1996) and as amended March 6, 2001 included herein.

         21.      Subsidiaries of the Registrant.

         23.      Consent of Independent Accountants.

Exhibits, except as otherwise indicated above, are filed herewith.

(b)   Form 8-K

      The Company was not required to file a Current Report on Form 8-K during the quarter ended December 31, 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2001.

AMBASE CORPORATION



RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 29th day of March 2001.





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





JOHN B. COSTELLO                         ROBERT E. LONG
Director                                 Director





MICHAEL L. QUINN
Director

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco               John B. Costello         Robert E. Long
Chairman, President and         Private Investor         Managing Director
Chief Executive Officer                                  Goodwyn, Long & Black
AmBase Corporation

Michael Quinn
Private Investor

AmBase Officers
Richard A. Bianco                     John P. Ferrara
Chairman, President and               Vice President, Chief Financial Officer
Chief Executive Officer               and Controller

INVESTOR INFORMATION

Annual Meeting of Stockholders                    Corporate Headquarters
==============================                    ======================

The 2001 Annual  Meeting is currently             AmBase Corporation
scheduled to be held at 9:00 a.m.  Eastern        51 Weaver Street, Bldg. 2
Daylight  Time,  on Friday,  June 1, 2001, at:    Greenwich, CT  06831-5155
                                                  (203) 532-2000
    Greenwich Library, the Cole Auditorium
    101 West Putnam Avenue
    Greenwich, CT  06830                          Stockholder Inquiries
                                                  =====================

Common Stock Trading                              Stockholder inquiries,
====================                              including requests for the
                                                  following: (i) change of
AmBase stock is traded  through one or            address; (ii) replacement of
more market-makers  (ii)  replacement of          lost stock certificates;
lost stock  certificates;  with                   (iii) Common Stock name
quotations made available in the "pink            registration changes; (iv)
sheets" (iii)  Common  Stock  name                Quarterly Reports on Form
registration changes; published  by  the          10-Q; (v) Annual Reports on
National Quotation Bureau, Inc.                   Form 10-K; (vi)proxy material;
                                                  and (vii) information regard-
                                                  ing stock holdings, should be
                                                  directed to:

Issue         Abbreviation   Ticker Symbol        American Stock Transfer and
=====         ============   =============        Trust Company
                                                  40 Wall Street - 46th Floor
Common Stock  AmBase         ABCP                 New York, NY  10005
                                                  Attn:  Shareholder Services
                                                  (800) 937-5449 or
Transfer Agent and Registrar                      (718) 921-8200
============================
                                                  In addition, the Company's
American Stock Transfer and                       public reports, including
    Trust Company                                 Quarterly Report on Form 10-Q,
40 Wall Street - 46th Floor                       Annual Report on Form 10-K
New York, NY  10005                               and Proxy Statements, can be
Attn:  Shareholder Services                       Obtained through the
(800) 937-5449 or (718) 921-8200                  Securities and Exchange
                                                  Commission EDGAR Database
Independent Accountants                           over the World Wide Web at
=======================                           www.sec.gov.
PricewaterhouseCoopers LLP
1177 Avenue of the Americas                       Number of Stockholders
New York, NY  10036                               ======================
                                                  As of January 31, 2001, there
                                                  were approximately 17,700
                                                  stockholders.

                     EXHIBITS ATTACHED WITH THIS FORM 10-K

Exhibit No.                   Description
-----------                   -----------
     21                       Subsidiaries of the Registrant
     23                       Consent of Independent Accountants
     10 G.                    Employment Amendment