Form 10-Q
period 2001-03-31
AMBASE CORP
filed 2001-05-09
CIK 20639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                   For the quarterly period ended March 31, 2001

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

YES     X        NO
     -------         -------

At March 31, 2001, there were 46,208,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2001

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

Item 2.      Changes in Securities and Use of Proceeds...........................................................11

Item 3.      Defaults Upon Senior Securities.....................................................................11

Item 4.      Submission of Matters to a Vote of Security Holders.................................................11

Item 5.      Other Information...................................................................................11

Item 6.      Exhibits and Reports on Form 8-K....................................................................11


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                       (in thousands, except per share data)


                                                                                               First Quarter
                                                                                           2001             2000
                                                                                           ====             ====
Operating expenses:
Compensation and benefits.......................................................    $       938      $       939
Professional and outside services...............................................            206              290
Insurance.......................................................................             12               14
Occupancy.......................................................................             25               24
Other operating.................................................................             34               36
                                                                                       --------         --------
                                                                                          1,215            1,303
                                                                                       --------         --------
Operating loss..................................................................         (1,215)          (1,303)
                                                                                       --------         --------
Interest income.................................................................            706              582
Other income....................................................................             50               50
                                                                                       --------         --------
Loss before income taxes........................................................           (459)            (671)
Income tax expense..............................................................            (55)             (55)
                                                                                       --------         --------
Net loss........................................................................    $      (514)     $      (726)
                                                                                          =====            =====
Earnings per common share:
Net loss - basic................................................................    $     (0.01)     $     (0.02)
Net loss - assuming dilution....................................................          (0.01)           (0.02)

                                                                                          =====            =====

Average shares outstanding......................................................         46,209           46,190
                                                                                          =====            =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (in thousands)


                                                                                      March 31,        December 31
                                                                                           2001               2000
                                                                                    (unaudited)
                                                                                       ========          =========
Assets
Cash and cash equivalents.........................................................   $      762         $    4,844
Investment securities - held to maturity (market
value $49,109 and $46,595, respectively)..........................................       48,983             46,547
Investment in SDG, Inc. at cost...................................................        1,250              1,250
Other assets......................................................................          435                461
                                                                                       --------           --------

Total assets......................................................................   $   51,430         $   53,102
                                                                                          =====              =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities..........................................   $      637         $    1,889
Supplemental retirement plan......................................................        6,195              6,033
Postretirement welfare benefits...................................................        1,019              1,053
Other liabilities.................................................................           90                 90
Litigation and contingency reserves...............................................        1,713              1,746
Withholding issue reserve.........................................................       66,388             66,388
                                                                                       --------           --------
Total liabilities.................................................................        76,042            77,199
                                                                                       --------           --------
Commitments and contingencies.....................................................           --                 --
                                                                                       --------           --------
Stockholders' equity:
Common stock......................................................................          463                463
Paid-in capital...................................................................      547,940            547,940
Accumulated deficit...............................................................     (572,368)          (571,853)
Treasury stock....................................................................         (647)              (647)
                                                                                       --------           --------
Total stockholders' equity........................................................      (24,612)           (24,097)
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   51,430         $   53,102
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                                           AMBASE CORPORATION AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                               Three Months Ended March 31
                                                       (Unaudited)
                                                      (in thousands)


                                                                                           2001               2000
                                                                                           ====               ====
Cash flows from operating activities:
Net loss..........................................................................    $    (514)          $   (726)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Other assets......................................................................           23                 15
Accounts payable and accrued liabilities..........................................       (1,252)            (1,297)
Litigation and contingency reserves uses..........................................          (33)               (31)
Accretion of discount - investment securities.....................................         (689)              (577)
Other, net........................................................................          130                 74
                                                                                       --------           --------
Net cash used by operating activities.............................................       (2,335)            (2,542)
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       10,740             61,300
Purchases of investment securities - held to maturity.............................      (12,487)           (60,745)
                                                                                       --------           --------
Net cash provided (used) by investing activities..................................       (1,747)               555
                                                                                       --------           --------
Cash flows from financing activities:
Stock options exercised...........................................................          --                 153
                                                                                       --------           --------
Net cash provided by financing activities.........................................          --                 153
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (4,082)            (1,834)
Cash and cash equivalents at beginning of period..................................        4,844              2,646
                                                                                       --------           --------
Cash and cash equivalents at end of period........................................    $     762            $   812
                                                                                          =====              =====
Supplemental cash flow disclosures:
Income taxes paid.................................................................    $      66          $      49
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Substantial contingent and alleged liabilities exist against the Company through certain lawsuits and governmental proceedings; see Part II - Item 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which might be necessary should the Company not continue in operation. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed and generate profits by acquiring existing operations and/or by developing new operations. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2000.

The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2001 will be met principally by the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income on investment securities and cash equivalents.

Note 2 - Legal Proceedings

The Company has significant alleged liabilities and is a defendant in certain lawsuits and governmental proceedings, the ultimate outcome of which could have a material adverse effect on its financial condition and results of operations. Because of the nature of the contingent and alleged liabilities described in
Part II - Item 1, and the inherent difficulty in predicting the outcome of the litigation and governmental proceedings, management is unable to predict whether the Company's recorded reserves will be adequate or its resources sufficient to satisfy its ultimate obligations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and the withholding issue reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At March 31, 2001, the litigation and contingency reserves, other than for the withholding issue, were $1,713,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In addition to the litigation and contingency reserves, the Company has a withholding obligation reserve of $66,388,000 at March 31, 2001. For a further discussion, see Item 2 - Financial Condition and Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles).

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

Investment securities - held to maturity at March 31, 2001 and December 31, 2000 consist of the following:

                                           March 31, 2001                                 December 31, 2000
                             =======================================          =======================================
                                                            Cost or                                            Cost or
                              Carrying      Amortized          Fair           Carrying        Amortized           Fair
(in thousands)                   Value           Cost         Value              Value           Cost            Value
                                ======      =========         ======             ======        ========         ======

U.S. Treasury Bills          $ 48,983        $ 48,983      $  49,109         $  46,547       $ 46,547        $  46,595
                               ======          ======         ======            ======         ======           ======

The gross unrealized gains on investment securities was $126,000 gain at March 31, 2001 and $48,000 gain at December 31, 2000.

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at March 31, 2001 and December 31, 2000.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $27 million as of March 31, 2001 and December 31, 2000, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

Based upon the Company's federal income tax returns as filed from 1993 to 1999 (subject to IRS audit adjustments), and excluding the NOL carryfowards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at March 31, 2001 the Company has NOL carryforwards aggregating approximately $18 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of alternative minimum tax credit carryforwards, which are not subject to expiration.

                    AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at March 31, 2001 aggregated $51,430,000 consisting principally of cash and cash equivalents of $762,000 and investment securities of $48,983,000. At March 31, 2001, the Company's liabilities, including reserves for contingent and alleged liabilities, as further described in Part II - Item 1, exceeded total recorded assets by $24,612,000.

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

The Company has a Withholding Issue reserve of $ 66,388,000 at March 31, 2001. For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles).

At March 31, 2001, the litigation and contingency reserves, other than for the Withholding Issue, were $1,713,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

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

For the three months ended March 31, 2001, cash of $2,335,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income. The cash needs of the Company for the first three months of 2001 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2001.

For the three months ended March 31, 2000, cash of $2,542,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income.

                    AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged liabilities, as described above. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and governmental proceedings, as well as pursue all sources of contributions to settlements. In order to continue on a long-term basis, the Company must both resolve its contingent and alleged liabilities by prevailing upon or settling these claims for less than the amounts claimed, and generate profits by acquiring existing operations and/or by developing new operations.

In April 2001 the Company through a wholly-owned subsidiary has purchased a 14,000 square feet office building in Greenwich, CT for approximately $2,400,000. Approximately 3,000 square feet is expected to be used by the Company for its executive offices with the remaining square footage leased to unaffiliated third parties. Except for the purchase of this office building, there are no material commitments for capital expenditures as of March 31, 2001. Inflation has had no material impact on the business and operations of the Company.

Results of Operations

Summarized financial information of the Company for the first quarter and three months ended March 31 is as follows:

                                                                                               First Quarter
                                                                                           2001             2000
                                                                                           ====             ====
Compensation and benefits.......................................................      $     938        $     939
Professional and outside services...............................................            206              290
Insurance.......................................................................             12               14
Occupancy.......................................................................             25               24
Other operating.................................................................             34               36
                                                                                        --------        --------
                                                                                          1,215            1,303
                                                                                       --------         --------
Operating loss..................................................................         (1,215)          (1,303)
                                                                                       --------         --------
Interest income.................................................................            706              582
Other income....................................................................             50               50
                                                                                       --------         --------
Loss before income taxes........................................................           (459)            (671)
Income tax expense..............................................................            (55)             (55)
                                                                                       --------         --------
Net loss........................................................................      $    (514)       $    (726)
                                                                                          =====            =====

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2001 will be met principally by the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded a net loss of $514,000 or $0.01 per share, for the first quarter ended March 31, 2001, compared to $726,000 or $0.02 per share, for the first quarter ended March 31, 2000.

Professional and outside services were $206,000 in the first quarter ended March 31, 2001, compared to $290,000 in the respective 2000 period. The decrease is principally due to a decrease in the amount of Supervisory Goodwill litigation related expenses in the current period.

                    AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

Interest income in the first quarter ended March 31, 2001 increased to $706,000 from $582,000 in the respective 2000 period. The increase is primarily attributable to an increased yield on investments and a higher average level of investments held in 2001 compared with 2000.

The additional other income in the 2001 and 2000 periods is principally due to the continued collection by an inactive subsidiary of a receivable previously considered uncollectible.

The income tax provisions of $55,000 in the first quarter ended March 31, 2001 and March 31, 2000, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at March 31, 2001 and December 31, 2000 with maturity dates of less than one year consist of the following:

                                                            2001                              2000
                                                   =======================        =========================
                                                   Carrying          Fair         Carrying          Fair
                                                     Value           Value        Value             Value
(in thousands)                                     -----------    ---------       --------     ------------

U.S. Treasury Bills.........................       $48,983         $49,109        $46,547         $46,595
                                                   =======         =======        =======          ======

Weighted average interest rate..............        5.44%                           5.80%
                                                   ======                          ======

The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the period.

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

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2000 is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in this report. There have been no material developments in such legal proceedings, except as set forth below.

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

(b)   Supervisory Goodwill Litigation:

On April 3, 2001 the United States Court of Appeals for the Federal Circuit issued a decision in the case of California Federal Bank, FSB v. United States, which involves certain damages issues related to the Company's case. The decision vacated in part the decision of the United States Court of Federal Claims dated April 16, 1999, and remanded the case back to the Court of Federal Claims for a further determination of damages. The trial court and appellate decisions in California Federal as well as other case decisions, may be relevant to the Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's action.

 (c)  Other

AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On March 19, 2001 the Trust filed its reply to the Company's opposition. No assurance can be given regarding the ultimate outcome of this litigation.

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

Date:  May 9, 2001