Form 10-Q
period 2001-06-30
AMBASE CORP
filed 2001-08-01
CIK 20639

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


                   For the quarterly period ended June 30, 2001

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


                           100 PUTNAM GREEN, 3RD FLOOR
                        GREENWICH, CONNECTICUT 06830-6027


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


At June 30, 2001, there were 46,208,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation


Quarterly Report on Form 10-Q
June 30, 2001

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................11

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

Item 6.      Exhibits and Reports on Form 8-K....................................................................13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                       (in thousands, except per share data)


                                                            Second Quarter                       Six Months
                                                        2001             2000              2001             2000
                                                        ====             ====              ====             ====

Operating expenses:

Compensation and benefits...................      $      826      $       884       $     1,710      $     1,823
Professional and outside services...........             326            1,069               391            1,359
Insurance...................................              10               23                28               37
Occupancy...................................              44               22                67               46
Other operating.............................              30               42                78               78
                                                    --------         --------          --------         --------
                                                       1,236            2,040             2,274            3,343
                                                    --------         --------          --------         --------
Operating loss..............................          (1,236)          (2,040)           (2,274)          (3,343)
                                                    --------         --------          --------         --------
Interest income.............................             782              676             1,313            1,258
Reversal of withholding obligation reserve..          66,388                -            66,388                -
Other income................................              56            8,308                99            8,358
                                                    --------         --------          --------         --------
Income before income taxes..................          65,990            6,944            65,526            6,273
Income tax expense..........................             (55)             (55)             (110)            (110)
                                                    --------         --------          --------         --------
Net income .................................     $    65,935     $      6,889       $    65,416      $     6,163
                                                       =====            =====             =====            =====

Earnings per common share:

Net income  - basic.........................     $      1.43     $       0.15      $       1.42      $      0.13
Net income  - assuming dilution.............            1.42             0.15              1.41             0.13
                                                       =====            =====             =====            =====

Average shares outstanding..................          46,209            46,209           46,209           46,199
                                                       =====            =====             =====            =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                  (in thousands)

                                                                                       June 30,        December 31
                                                                                           2001               2000
                                                                                    (unaudited)
                                                                                       ========          =========
Assets
Cash and cash equivalents.........................................................   $     1,025        $    4,844
Investment securities - held to maturity (market
   value $46,219 and $46,595, respectively).......................................        46,208            46,547
Investment in SDG, Inc. at cost...................................................         1,250             1,250
Other assets......................................................................         2,889               461
                                                                                       --------           --------

Total assets......................................................................   $    51,372         $  53,102
                                                                                          =====              =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities..........................................   $      894         $    1,889
Supplemental retirement plan......................................................        6,357              6,033
Postretirement welfare benefits...................................................          989              1,053
Other liabilities.................................................................          106                 90
Litigation and contingency reserves...............................................        1,707              1,746
Withholding obligation reserve....................................................           --             66,388
                                                                                       --------           --------
Total liabilities.................................................................        10,053            77,199
                                                                                       --------           --------
Commitments and contingencies.....................................................           --                 --
                                                                                       --------           --------
Stockholders' equity:
Common stock......................................................................          463                463
Paid-in capital...................................................................      547,940            547,940
Accumulated deficit...............................................................     (506,437)          (571,853)
Treasury stock....................................................................         (647)              (647)
                                                                                       --------           --------
Total stockholders' equity........................................................       41,319            (24,097)
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   51,372         $   53,102
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                                           AMBASE CORPORATION AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                 Six Months Ended June 30
                                                       (Unaudited)
                                                      (in thousands)


                                                                                           2001               2000
                                                                                           ====               ====
Cash flows from operating activities:
Net income........................................................................    $  65,416           $  6,163
Adjustments to reconcile net income to net cash provided (used) by operations:
Other assets......................................................................          (21)                27
Accounts payable and accrued liabilities..........................................         (995)              (612)
Reversal of withholding obligation reserve........................................      (66,388)                --
Litigation and contingency reserves uses..........................................          (39)              (101)
Accretion of discount - investment securities.....................................       (1,262)            (1,231)
Other, net........................................................................          292                171
                                                                                       --------           --------
Net cash provided (used) by operating activities..................................       (2,997)             4,417
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       48,585             66,600
Purchases of investment securities - held to maturity.............................      (46,982)           (72,482)
Fixed assets purchase.............................................................       (2,434)               -
Other, net........................................................................            9                -
                                                                                       --------           --------
Net cash used by investing activities.............................................         (822)            (5,882)
Cash flows from financing activities:
Stock options exercised...........................................................           --                153
                                                                                       --------           --------
Net cash provided by financing activities.........................................           --                153
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (3,819)            (1,312)
Cash and cash equivalents at beginning of period..................................        4,844              2,646
                                                                                       --------           --------
Cash and cash equivalents at end of period........................................    $   1,025           $  1,334
                                                                                          =====              =====
Supplemental cash flow disclosures:
Income taxes paid.................................................................    $     144         $      125
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                      AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

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

The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents and rental income on the leased portion of the building owned by the Company. The Company's management expects that operating cash needs for the remainder of 2001 will be met principally by the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income on investment securities and cash equivalents and rental income.

Note 2 - Legal Proceedings

The Company has certain alleged liabilities and is a defendant in certain lawsuits and governmental proceedings. The accompanying consolidated financial statements do not include any adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and the withholding obligation reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At June 30, 2001, the litigation and contingency reserves were $1,707,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). For all periods through 1992, the only issue that remains in dispute with the Internal Revenue Service ("IRS") is with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City ("Withholding Obligation"). On May 24, 2001 the United States Tax Court ("Tax Court") ruled in favor of City, holding that City is not liable for the payment of the withholding taxes.

The Company's management, after consultation, with its accounting, tax and legal advisors decided to reverse its Withholding Obligation reserve of $66,388,000. This decision is based upon (i) an analysis of the recent favorable ruling in the Tax Court, (ii) the Company's case pending in the United States District Court for the Southern District of New York against the Trust (the "City Trust NY Action") (for further information see Part II - Item 1 - Legal Proceedings, AmBase Corporation v. City Investing Company Liquidating Trust et al. and the Company's Annual Report on Form 10-K for the year ending December 31, 2000) and
(iii) the $9,500,000, plus interest that remains available in an escrow account which was part of the Company's June 2000 settlement agreement with SF Holdings, as further discussed in the Company's Annual Report on Form 10-K for the year ending December 31, 2000.

                    AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

If (i) the IRS were to eventually appeal and prevail on this issue in the circuit court and (ii) the Company is found primarily liable in the City Trust NY Action, the Company, could be liable for some or all of City's Withholding Obligation plus interest. Such an amount could be in excess of the Company's financial resources, although the Company believes this outcome is highly unlikely. The IRS has not yet indicated whether it will appeal the Tax Court's decision, but it has until August 21, 2001 to indicate its intention to file any appeal. Counsel has advised, that although the outcome of an appeal by the IRS, if any, can by no means be assured, City has a very strong case and should ultimately prevail.

For a further discussion with regard to the Withholding Obligation proceeding, see Item 2 - Financial Condition and Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles).

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

Investment securities - held to maturity at June 30, 2001 and December 31, 2000 consist of the following:

                                               June 30, 2001                                December 31, 2000
                             =======================================         ==========================================

                                                            Cost or                                         Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized          Fair
(in thousands)                   Value            Cost        Value              Value           Cost         Value
                              ========      ==========      =======          =========      ==========       ======


U.S. Treasury Bills          $  46,208       $  46,208     $  46,219         $  46,547       $ 46,547      $  46,595

                              =======          =======        ======            ======        =======         ======

The gross unrealized gains on investment securities was $11,000 gain at June 30, 2001 and $48,000 gain at December 31, 2000.

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at June 30, 2001 and December 31, 2000.

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $27 million as of June 30, 2001 and December 31, 2000, arising primarily from net operating loss carryforwards/carrybacks ("NOL"), alternative minimum tax ("AMT") credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however all of the information still has not been received. Based on the Company's election decision, as described above, and the receipt of some of the requested information from the RTC/FDIC, the Company has amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB. The Company is still in the process of amending its consolidated federal income tax returns for 1993 and subsequent years.

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL's will be generated from the Company's tax basis in Carteret/Carteret FSB of which $158 million are still available for future use. Based on the Company's filing of its amended 1992 consolidated federal income tax return to include the federal income tax effects of Carteret FSB (the "1992 Amended Return"), approximately $56 million of NOL's are generated for tax year 1992 which expire in 2007, with the remaining approximate $102 million of NOL's to be generated, based on Carteret FSB tax losses, expiring no earlier than 2008. These NOL's would be available to offset future taxable income, in addition to the NOL's as further detailed below.

Based upon the Company's federal income tax returns as filed from 1993 to 1999 (subject to IRS audit adjustments), and excluding the NOL's generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at June 30, 2001 the Company has NOL's aggregating approximately $18 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

The utilization of NOL's are subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards ("AMT Credits"), which are not subject to expiration.

The Company has filed several carryback claims with the IRS (the "Carryback Claims"), seeking refunds from the IRS of alternative minimum and other federal income taxes paid by the Company in prior years plus applicable IRS interest. The Carryback Claims are currently being reviewed by the IRS. The Company can give no assurances that the Carryback Claims will be allowed by IRS, the final amount of the refunds, if any, or when they might be received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at June 30, 2001 aggregated $51,372,000 consisting principally of cash and cash equivalents of $1,025,000 and investment securities of $46,208,000. At June 30, 2001, the Company's liabilities, including reserves for contingent and alleged liabilities, described in Part II - Item 1, aggregated $10,053,000. Total stockholders equity was $41,319,000.

In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). For all periods through 1992, the only issue that remains in dispute between City and the Internal Revenue Service ("IRS") is with respect to withholding obligations in connection with a Netherlands Antilles finance subsidiary of City (the "Withholding Issue"). The IRS contends that the withholding of tax on interest payments were due by City in connection with City's Netherlands Antilles finance subsidiary for the years 1979 through 1985 (the "Withholding Obligation"). On May 24, 2001 the United States Tax Court (the "Tax Court") ruled in favor of City, holding that City is not liable for the payment of withholding taxes.

The Company's management, after consultation, with its accounting, tax and legal advisors decided to reverse its Withholding Obligation reserve of $66,388,000. This decision is based upon (i) an analysis of the recent favorable ruling in the Tax Court, (ii) the Company's case pending in the United States District Court for the Southern District of New York against the Trust (the "City Trust NY Action") (for further information see Part II - Item 1 - Legal Proceedings, AmBase Corporation v. City Investing Company Liquidating Trust et al. and the Company's Annual Report on Form 10-K for the year ending December 31, 2000) and
(iii) the $9,500,000, plus interest that remains available in an escrow account which was part of the Company's June 2000 settlement agreement with SF Holdings, as further discussed in the Company's Annual Report on Form 10-K for the year ending December 31, 2000.

The $66,388,000 Withholding Obligation reserve reversal is recorded as other income in the Company's Consolidated Statement of Operations for the second quarter and six month periods, ending June 30, 2001. The reserve reversal also resulted in a decrease in total liabilities and a corresponding increase in the Company's total stockholders' equity to an approximate positive $41,319,000 from a negative $24,097,000 at December 31, 2000.

If (i) the IRS were to eventually appeal and prevail on this issue in the circuit court and (ii) the Company is found primarily liable in the City Trust NY Action, the Company, could be liable for some or all of City's Withholding Obligation plus interest. Such an amount could be in excess of the Company's financial resources, although the Company believes this outcome is highly unlikely. The IRS has not yet indicated whether it will appeal the Tax Court's decision, but it has until August 21, 2001 to indicate its intention to file any appeal. Counsel has advised, that although the outcome of an appeal by the IRS, if any, can by no means be assured, City has a very strong case and should ultimately prevail.

Notwithstanding counsel's opinion, the recent favorable ruling by the Tax Court in City's case, and the City Trust NY Action summarized above, it is not possible at this time to determine the final disposition of this issue, when the issues will be ultimately resolved, or their final financial effect.

For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles).

At June 30, 2001, the litigation and contingency reserves were $1,707,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see
Part II - Item 1.

The Company has certain alleged liabilities and is a defendant in certain lawsuits and governmental proceedings. Based upon an assessment of these proceedings the Company believes the ultimate outcome of the proceedings will not have a material adverse effect on its financial condition and results of operations. The accompanying consolidated financial statements do not include any adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves and the Withholding Obligation reserve are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

For the six months ended June 30, 2001, cash of $2,997,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income. The cash needs of the Company for the first six months of 2001 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2001.

For the six months ended June 30, 2000, cash of $4,417,000 was provided by operations, as a result of amounts received in connection with the Company's litigation settlement with SF Holdings, and the receipt of interest income, partially offset by the payment of prior year accruals and operating expenses.

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

In April 2001 the Company through a wholly-owned subsidiary has purchased a 14,000 square feet office building in Greenwich, CT for approximately $2.4 million. Approximately 2,100 square feet is used by the Company for its executive offices with the remaining square footage leased to unaffiliated third parties. There are no material commitments for capital expenditures as of June 30, 2001. Inflation has had no material impact on the business and operations of the Company.

Results of Operations

Summarized financial information of the Company for the second quarter and six months ended June 30 is as follows:


                                                           Second Quarter                        Six Months
                                                        2001             2000              2001             2000
                                                        ====             ====              ====             ====

Operating expenses:

Compensation and benefits...................     $       826      $       884       $     1,710      $     1,823
Professional and outside services...........             326            1,069               391            1,359
Insurance...................................              10               23                28               37
Occupancy...................................              44               22                67               46
Other operating.............................              30               42                78               78
                                                    --------         --------          --------         --------
                                                       1,236            2,040             2,274            3,343
                                                    --------         --------          --------         --------
Operating loss..............................          (1,236)          (2,040)           (2,274)          (3,343)
                                                    --------         --------          --------         --------
Interest income.............................             782              676             1,313            1,258
Reversal of withholding obligation reserve..          66,388                -            66,388                -
Other income................................              56            8,308                99            8,358
                                                    --------         --------          --------         --------
Income before income taxes..................          65,990            6,944            65,526            6,273
Income tax expense..........................             (55)             (55)             (110)            (110)
                                                    --------         --------          --------         --------
Net income .................................     $    65,935     $      6,889       $    65,416      $     6,163
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

The Company recorded net income of $65,935,000 or $1.43 per share and net income $65,416,000 or $1.42 per share for the second quarter and six months ended June 30, 2001, respectively. The second quarter and six month periods ended June 30, 2001 include non-recurring other income representing the reversal of the Withholding Obligation reserve as further discussed in Financial Condition, above. Excluding this other income the Company would have reported a net loss of $453,000 and $972,000, for the second quarter and six months ended June 30, 2001, respectively.

The Company recorded net income of $6,889,000 or $0.15 per share, and $6,163,000 or $0.13 per share for the second quarter and six months ended June 30, 2000, respectively. The second quarter and six month periods ended June 30, 2000 include $8,250,000 of other income representing net proceeds received in connection with the Company's litigation settlement with SF Holdings. Excluding this other income the Company would have reported net loss of $1,361,000 and $2,087,000 for the second quarter and six months ended June 30, 2000, respectively.

Compensation and benefits decreased to $826,000 and $1,710,000 in the second quarter and six months ended June 30, 2001, respectively, compared with $884,000 and $1,823,000 in the respective 2000 periods. The decreases are primarily due to a decrease in employment levels and a related decrease in the accrual for 2001 incentive compensation, which is not guaranteed, as compared to prior year accruals.

Professional and outside services were $326,000 in the second quarter ended June 30, 2001, and $391,000 in the six months ended June 30, 2001, compared to $1,069,000 and $1,359,000 in the respective 2000 periods. The decreased amounts in the 2001 compared with the year 2000 periods is due to a decrease in Supervisory Goodwill litigation expenses which were incurred in the year 2000 periods.

Occupancy expenses increased to $44,000 and $67,000 in the second quarter and six months ended June 30, 2001, respectively compared with $22,000 and $46,000 in the respective 2000 periods principally due to the costs of office relocation and costs relating to building ownership. Occupancy expenses have not been reduced by tenant reimbursements or rental income which is included with other income in the Consolidated Statement of Operations.

Interest income in the second quarter and six months ended June 30, 2001 increased to $782,000 and $1,313,000 respectively, from $676,000 and $1,258,000 in the respective 2000 periods. The increases were primarily attributable to a higher average level of investments held in 2001 compared with 2000 offset to some extent by a decrease in yield in the comparable periods.

Other income of $56,000 and $99,000 for the second quarter and six months ended June 30, 2001 respectively, is attributable to rental income earned by the Company during the period of building ownership and the continued collection of a receivable previously considered uncollectible. Other income of $8,308,000 and $8,358,000 in second quarter and six months ended June 30, 2000, respectively is principally attributable to $8,250,000 of net proceeds received in June 2000, relating to the SF Holdings litigation settlement as noted above. The additional other income in the 2000 periods is due to the continued collection of a receivable previously considered uncollectible.

As further discussed in Financial Condition above the second quarter and six month periods ended June 30, 2001 include a $66,388,000 Withholding Obligation reserve reversal which is reflected as other income in the Consolidated Statement of Operations.

The income tax provisions of $55,000 and $110,000 in the second quarter and six months ended June 30, 2001 and June 30, 2000, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at June 30, 2001 and December 31, 2000 with maturity dates of less than one year consist of the following:


                                                               2001                                2000
                                                   ===========================         =========================
                                                   Carrying              Fair             Carrying            Fair
                                                     Value               Value              Value            Value
(in thousands)                                     ---------          --------            ---------       --------


U.S. Treasury Bills.........................       $  46,208         $  46,219          $  46,547        $  46,595
                                                   =========         =========          =========        =========

Weighted average interest rate..............          3.64%                                 5.80%
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

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2000 and in AmBase's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2001 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

(a) The Company is or has been a defendant in a number of lawsuits or proceedings.

Marshall Manley v. AmBase Corporation. The Court has fixed November 5, 2001 as the date for the new trial. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey of approximately $2.4 million plus interest arguing that he served at such firm at the request of the Company.

Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles).

On May 24, 2001 the Tax Court ruled in favor of City, holding that City is not liable for the payment of withholding taxes on interest payments in connection with City's Netherlands Antilles finance subsidiary for the years 1979 through 1985.

The IRS has not yet indicated whether it will appeal the Tax Court's decision, but it has until August 21, 2001 to indicate its intention to file any appeal. Counsel has advised, that although the outcome of an appeal by the IRS, if any, can by no means be assured, City has a very strong case and should ultimately prevail. See Part I - Item 2 - Financial Condition for further information.

The actions described above are in various stages. Although the Company's management believes it is unlikely, if the aggregate of any such judgments were to exceed the resources available, these matters could have a material adverse effect on the Company's financial condition and results of operations. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

(b)    Other

AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On May 30, 2001, the Company submitted a letter to Judge Stanton, before whom the case is docketed, acknowledging that the Tax Court had ruled against the IRS on the issue of whether or not any withholding tax was due, and that this decision, once finalized, would render the declaratory judgment portion of the Company's action against the Trust moot. No assurance can be given regarding the ultimate outcome of this litigation.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Does not apply.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

Does not apply.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Does not apply.

Item 5.       OTHER INFORMATION

At the Annual Meeting of Stockholders on June 1, 2001 the following proposals were voted upon:

The following person nominated, was elected to be a director, as set forth below:
                                          Number of Shares
                                    For                     Withheld
Michael L. Quinn                 41,724,221                  635,136
There were no broker non-votes.

Stockholders approved the appointment of PricewaterhouseCoopers LLP as the independent accountants of the Company for the year ending December 31, 2001. The shares were voted as follows: 42,185,689 shares for and 139,269 against, with 34,399 shares abstaining. There were no broker non-votes.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None

(b)   Form 8-K

         Registrant filed two Current Reports on Form 8-K prior on the filing of this Form 10-Q for the quarter ended June 30, 2001 as follows:

                Date                           Event Reported
              May 24, 2001         Tax Court issues favorable ruling in
                                     Withholding Obligation Case
              May 30, 2001         Withholding Obligation Reserve Reversal

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION


By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Principal Financial and
      Accounting Officer)

Date:  August 1, 2001