Form 10-Q
period 2001-09-30
AMBASE CORP
filed 2001-11-14
CIK 20639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 2001


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO
     -------         -------


At September 30, 2001, there were 46,208,519 shares of registrant's common stock, $0.01 par value per share, outstanding, excluding 126,488 treasury shares.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2001

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

Item 2.      Changes in Securities and Use of Proceeds...........................................................12

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


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                Third Quarter and Nine Months Ended September 30

                                   (Unaudited)
                      (in thousands, except per share data)


                                                            Third Quarter                       Nine Months
                                                        2001             2000              2001             2000
                                                        ====             ====              ====             ====

Operating expenses:

Compensation and benefits...................      $      762      $       876       $     2,472      $     2,699
Professional and outside services...........             290              223               681            1,582
Insurance...................................              23               12                51               49
Occupancy...................................              33               23               100               69
Other operating.............................              64               37               142              115
                                                    --------         --------          --------         --------
                                                       1,172            1,171             3,446            4,514
                                                    --------         --------          --------         --------
Operating loss..............................          (1,172)          (1,171)           (3,446)          (4,514)
                                                    --------         --------          --------         --------
Interest income.............................             432              766             1,745            2,024
Reversal of withholding obligation reserve..               -                -            66,388                -
Other income................................              67               50               166            8,408
                                                    --------         --------          --------         --------
Income (loss) before income taxes...........            (673)            (355)           64,853            5,918
Income tax expense..........................             (44)             (44)             (154)            (154)
                                                    --------         --------          --------         --------

Net income (loss)...........................     $      (717)     $      (399)      $    64,699      $     5,764
                                                       =====            =====             =====            =====
Earnings per common share:

Net income (loss)  - basic..................     $     (0.02)     $     (0.01)      $      1.40      $      0.12
Net income (loss)  - assuming dilution......           (0.02)           (0.01)             1.40             0.12
                                                       =====            =====             =====            =====

Average shares outstanding..................          46,209            46,209           46,209           46,202
                                                       =====            =====             =====            =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                  September 30,        December 31
                                                                                           2001               2000
                                                                                    (unaudited)
                                                                                       ========          =========
Assets
Cash and cash equivalents.........................................................   $    1,456         $    4,844
Investment securities - held to maturity (market
   value $45,619 and $46,595, respectively).......................................       45,523             46,547
Investment in SDG, Inc. at cost...................................................        1,250              1,250
Other assets......................................................................        2,856                461
                                                                                       --------           --------

Total assets......................................................................   $   51,085         $   53,102
                                                                                          =====              =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities..........................................   $    1,224        $     1,889
Supplemental retirement plan......................................................        6,520              6,033
Postretirement welfare benefits...................................................          966              1,053
Other liabilities.................................................................          101                 90
Litigation and contingency reserves...............................................        1,672              1,746
Withholding obligation reserve....................................................           --             66,388
                                                                                       --------           --------
Total liabilities.................................................................       10,483             77,199
                                                                                       --------           --------
Commitments and contingencies.....................................................           --                 --
                                                                                       --------           --------
Stockholders' equity:
Common stock......................................................................          463                463
Paid-in capital...................................................................      547,940            547,940
Accumulated deficit...............................................................     (507,154)          (571,853)
Treasury stock....................................................................         (647)              (647)
                                                                                       --------           --------
Total stockholders' equity........................................................       40,602            (24,097)
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   51,085         $   53,102
                                                                                         ======             ======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                                           2001               2000
                                                                                           ====               ====
Cash flows from operating activities:
Net income........................................................................    $  64,699           $  5,764
Adjustments to reconcile net income to net cash provided (used) by operations:
Other assets......................................................................           (8)                38
Accounts payable and accrued liabilities..........................................         (664)              (273)
Reversal of withholding obligation reserve........................................      (66,388)                --
Litigation and contingency reserves uses..........................................          (74)              (353)
Other liabilities.................................................................          411                256
Accretion of discount - investment securities.....................................       (1,702)            (1,981)
Other, net........................................................................           37                 14
                                                                                       --------           --------
Net cash provided (used) by operating activities..................................       (3,689)             3,465
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       60,295             74,965
Purchases of investment securities - held to maturity.............................      (57,569)           (80,643)
Fixed assets purchase.............................................................       (2,434)                -
Other, net........................................................................            9                 -
                                                                                       --------           --------
Net cash provided (used) by investing activities..................................          301             (5,678)
                                                                                       --------           --------
Cash flows from financing activities:
Stock options exercised...........................................................           --                153
                                                                                       --------           --------
Net cash provided by financing activities.........................................           --                153
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (3,388)            (2,060)
Cash and cash equivalents at beginning of period..................................        4,844              2,646
                                                                                       --------           --------
Cash and cash equivalents at end of period........................................    $   1,456            $   586
                                                                                          =====              =====
Supplemental cash flow disclosures:
Income taxes paid.................................................................    $     177            $    75
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

Note 2 - Legal Proceedings

The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At September 30, 2001, the litigation and contingency reserves were $1,672,000. For a discussion of alleged liabilities and lawsuits, see Part II - Item 1.

In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of common stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). For all periods through 1992, the only issue that had remained in dispute with the Internal Revenue Service ("IRS") was with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City ("Withholding Obligation"). In May 2001 the United States Tax Court ("Tax Court") ruled in favor of City, holding that City was not liable for the payment of the withholding taxes. The attorneys in the NV Withholding Obligation case have informed the Company that the IRS had until September 24, 2001 to file a Notice of Intention to Appeal, and no such notice was filed; therefore, in accordance with Section 7481 of the Internal Revenue Code, the Tax Court's decision is final. See Part I - Item 2 - Financial Condition for further information.

The Company's management, after consultation, with its accounting, tax and legal advisors reversed its Withholding Obligation reserve of $66,388,000 during the quarter ended June 30, 2001. This decision was based upon (i) an analysis of the favorable ruling in the Tax Court, (ii) the Company's case pending in the United States District Court for the Southern District of New York against the Trust (the "City Trust NY Action") (for further information see Part II - Item 1 - Legal Proceedings, AmBase Corporation v. City Investing Company Liquidating Trust et al. and the Company's Annual Report on Form 10-K for the year ended December 31, 2000) and (iii) the $9,500,000, (plus interest), escrow account which was part of the Company's June 2000 settlement agreement with SF Holdings, as further discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

Investment securities - held to maturity at September 30, 2001 and December 31, 2000 consist of the following:

                                      September 30, 2001                                  December 31, 2000
                              =====================================           =====================================

                                                            Cost or                                         Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized          Fair
(in thousands)                   Value            Cost        Value              Value           Cost         Value
                                ======      ==========      =======           ========       ========        ======


U.S. Treasury Bills          $  45,523       $  45,523     $  45,619         $  46,547       $ 46,547      $  46,595
                               =======         =======        ======            ======         ======         ======

The gross unrealized gains on investment securities were $96,000 at September 30, 2001 and $48,000 at December 31, 2000.

Other investment securities consist of convertible preferred and/or common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at September 30, 2001 and December 31, 2000.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $27 million as of September 30, 2001 and December 31, 2000, arising primarily from net operating loss carryforwards/carrybacks ("NOL"), alternative minimum tax ("AMT") credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

Based upon the Company's federal income tax returns as filed from 1993 to 2000 (subject to IRS audit adjustments), and excluding the NOL's generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at September 30, 2001 the Company has NOL's aggregating approximately $20 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

The utilization of NOL's are subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carry forwards ("AMT Credits"), which are not subject to expiration.

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

FINANCIAL CONDITION

The Company's assets at September 30, 2001 aggregated $51,085,000 consisting principally of cash and cash equivalents of $1,456,000 and investment securities of $45,523,000. At September 30, 2001, the Company's liabilities, including reserves for contingent and alleged liabilities, described in Part II - Item 1, aggregated $10,483,000. Total stockholders equity was $40,602,000.

In connection with the liquidation of City Investing Company ("City") the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). For all periods through 1992, the only issue that had remained in dispute between City and the Internal Revenue Service ("IRS") was with respect to withholding obligations in connection with a Netherlands Antilles finance subsidiary of City (the "Withholding Issue"). The IRS had contended that the withholding of tax on interest payments were due by City in connection with City's Netherlands Antilles finance subsidiary for the years 1979 through 1985 (the "Withholding Obligation"). In May 2001 the United States Tax Court (the "Tax Court")ruled in favor of City, holding that City was not liable for the payment of withholding taxes. The attorneys in the Withholding Obligation case have informed the Company that the IRS had until September 24, 2001 to file a Notice of Intention to Appeal, and no such notice was filed; therefore, in accordance with Section 7481 of the Internal Revenue Code, the Tax Court's decision is final. See Part I - Item 2 - Financial Condition for further information.

The Company's management, after consultation, with its accounting, tax and legal advisors reversed its Withholding Obligation reserve of $66,388,000 during the quarter ended June 30, 2001 which was recorded as other income in the Company's Consolidated Statement of Operations. This decision was based upon (i) an analysis of the favorable ruling in the Tax Court, (ii) the Company's case pending in the United States District Court for the Southern District of New York against the Trust (the "City Trust NY Action") (for further information see
Part II - Item 1 - Legal Proceedings, AmBase Corporation v. City Investing Company Liquidating Trust et al. and the Company's Annual Report on Form 10-K for the year ended December 31, 2000) and (iii) the $9,500,000, (plus interest), escrow account which was part of the Company's June 2000 settlement agreement with SF Holdings, as further discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

For a further discussion, see Part II - Item 1 - Legal Proceedings, Dispute with Internal Revenue Service over Withholding Obligations (Netherlands Antilles).

At September 30, 2001, the litigation and contingency reserves were $1,672,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II - Item 1.

The Company has certain alleged liabilities and is a defendant in certain lawsuits. Based upon an assessment of these proceedings the Company believes the ultimate outcome of the proceedings will not have a material adverse effect on its financial condition and results of operations. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation and contingency reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. For a discussion of alleged liabilities and lawsuits see Part II - Item 1.

For the nine months ended September 30, 2001, cash of $3,689,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income. The cash needs of the Company for the first nine months of 2001 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2001.

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

In April 2001 the Company through a wholly-owned subsidiary purchased a 14,000 square feet office building in Greenwich, CT for approximately $2.4 million. Approximately 2,100 square feet is used by the Company for its executive offices with the remaining square footage leased to unaffiliated third parties. There are no material commitments for capital expenditures as of September 30, 2001. Inflation has had no material impact on the business and operations of the Company.

Results of Operations

Summarized financial information of the Company for the third quarter and nine months ended September 30 is as follows:

                                                            Third Quarter                       Nine Months
                                                        2001             2000              2001             2000
                                                        ====             ====              ====             ====
Operating expenses:
Compensation and benefits...................     $       762      $       876       $     2,472      $     2,699
Professional and outside services...........             290              223               681            1,582
Insurance...................................              23               12                51               49
Occupancy...................................              33               23               100               69
Other operating.............................              64               37               142              115
                                                    --------         --------          --------         --------
                                                       1,172            1,171             3,446            4,514
                                                    --------         --------          --------         --------
Operating loss..............................          (1,172)          (1,171)           (3,446)          (4,514)
                                                    --------         --------          --------         --------
Interest income.............................             432              766             1,745            2,024
Reversal of withholding obligation reserve..               -                -            66,388                -
Other income................................              67               50               166            8,408
                                                    --------         --------          --------         --------
Income (loss) before income taxes...........            (673)            (355)           64,853            5,918
Income tax expense..........................             (44)             (44)             (154)            (154)
                                                    --------         --------          --------         --------
Net income (loss) ..........................     $      (717)     $      (399)      $    64,699      $     5,764
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

The Company recorded a net loss of $717,000 or $0.02 per share for the third quarter ended September 30, 2001. For the nine month period ended September 30, 2001 the Company recorded net income of $64,699,000 or $1.40 per share. The nine month period ended September 30, 2001 includes non-recurring other income representing the reversal of the Withholding Obligation reserve as further discussed in Financial Condition, above. Excluding this other income the Company would have reported a net loss of $1,689,000, for the nine months ended September 30, 2001.

The Company recorded a net loss of $399,000 or $0.01 per share for the third quarter ended September 30, 2000. For the nine months ended September 30, 2000 the Company recorded net income of $5,764,000 or $0.12 per share. The nine month period ended September 30, 2000 includes $8,250,000 of other income representing net proceeds received in connection with the Company's litigation settlement with SF Holdings. Excluding this other income the Company would have reported a net loss of $2,486,000 for the nine months ended September 30, 2000.

Compensation and benefits decreased to $762,000 and $2,472,000 in the third quarter and nine months ended September 30, 2001, respectively, compared with $876,000 and $2,699,000 in the respective 2000 periods. The decreases are primarily due to a decrease in employment levels and a related decrease in the accrual for 2001 incentive compensation, which is not guaranteed, as compared to prior year accruals.

Professional and outside services expenses were $290,000 in the third quarter ended September 30, 2001, and $681,000 in the nine months ended September 30, 2001, compared to $223,000 and $1,582,000 in the respective 2000 periods. The decreased amounts for the nine month period in 2001 compared with the year 2000 period is due to a decrease in Supervisory Goodwill litigation expenses which were incurred in the year 2000 periods.

Occupancy expenses increased to $33,000 and $100,000 in the third quarter and nine months ended September 30, 2001, respectively compared with $23,000 and $69,000 in the respective 2000 periods principally due to the costs of office relocation and costs relating to building ownership. Occupancy expenses have not been reduced by tenant reimbursements or rental income which is included with other income in the Consolidated Statement of Operations.

Interest income in the third quarter and nine months ended September 30, 2001 decreased to $432,000 and $1,745,000 respectively, from $766,000 and $2,024,000 in the respective 2000 periods. The decreases were attributable to a decreased yield on investments held in 2001 compared with 2000.

Other income of $67,000 and $166,000 for the third quarter and nine months ended September 30, 2001 respectively, is attributable to rental income earned by the Company during the period of building ownership and the continued collection of a receivable previously considered uncollectible. Other income of $8,408,000 in the nine months ended September 30, 2000, respectively is principally attributable to $8,250,000 of net proceeds received in June 2000, relating to the SF Holdings litigation settlement as noted above. The additional other income in the 2000 periods is due to the continued collection of a receivable previously considered uncollectible.

As further discussed in Financial Condition above the nine month period ended September 30, 2001 includes a $66,388,000 Withholding Obligation reserve reversal which is reflected as other income in the Consolidated Statement of Operations.

The income tax provisions of $44,000 and $154,000 in the third quarter and nine months ended September 30, 2001 and September 30, 2000, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at September 30, 2001 and December 31, 2000 with maturity dates of less than one year consist of the following:

                                                              2001                          2000
                                                   ==========================      ======================
                                                   Carrying            Fair        Carrying          Fair
                                                     Value            Value        Value            Value
(in thousands)                                     ----------        -------       --------        ------


U.S. Treasury Bills.........................       $ 45,523         $ 45,619       $ 46,547      $ 46,595
                                                   ========          =======        =======       =======

Weighted average interest rate..............          3.40%                           5.80%
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

STOCKHOLDER INQUIRIES

Stockholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; (vi) proxy material; and (vii) information regarding stock holdings, should be directed to:

         American Stock Transfer and Trust Company
         59 Maiden Lane
         New York, NY  10038
         Attention:  Shareholder Services
         (800) 937-5449 or (718) 921-8200 Ext. 6820

In addition, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission EDGAR Database over the Internet, at www.sec.gov.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2000 and in AmBase's Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2001 and June 30, 2001 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

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

The attorneys in the NV Withholding Obligation Case have informed the Company that the IRS had until September 24, 2001 to file a Notice of Intention to Appeal, and no such notice was filed; therefore, in accordance with Section 7481 of the Internal Revenue Code, the Tax Court's decision is final.

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

(b)    Other

AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On October 26, 2001, a pre-trial conference was held before Judge Stanton, during which he authorized the Company to supplement its prior opposition to the pending motion to dismiss. Those supplemental memoranda and affidavits are to be filed no later than November 26, 2001. Thereafter, the Trust shall have an opportunity to reply. No assurance can be given regarding the ultimate outcome of this litigation.

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Does not apply.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

Does not apply.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Does not apply.

Item 5.       OTHER INFORMATION

Does not apply.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None

(b)   Form 8-K

         Registrant filed one Current Report on Form 8-K prior on the filing of this Form 10-Q for the quarter ended September 30, 2001 as follows:

                Date                           Event Reported
              August 27, 2001        Correction to Internal Revenue Service
                                     Notice of Intention to Appeal Date

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASE CORPORATION



By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Principal Financial and
      Accounting Officer)

Date:  November 14, 2001