Form 10-K
period 2001-12-31
AMBASE CORP
filed 2002-03-27
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                     OR
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________


                          Commission file number 1-7265

                               AMBASE CORPORATION
              (Exact name of registrant as specified in its charter)

              DELAWARE                                 95-2962743
        (State of incorporation)          (I.R.S.  Employer Identification No.)

              100 Putnam Green, 3rd Floor, Greenwich, CT 06830-6027
                       (Address of principal executive offices)

          Registrant's telephone number, including area code (203) 532-2000

            Securities registered pursuant to Section 12(g)of the Act:

                               Title of each class

                         Common Stock ($0.01 par value)

                         Rights to Purchase Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

At January 31, 2002, there were 46,208,519 shares of registrant's Common Stock outstanding. At January 31, 2002 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $1.41 per share, was approximately $50 million. The Common Stock constitutes registrant's only outstanding security.

Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 14, Page 33.

AmBase Corporation

Annual Report on Form 10-K
December 31, 2001

TABLE OF CONTENTS                                                                                              Page
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

Item 4.         Submission of Matters to a Vote of Security Holders...............................................3

                Executive Officers of the Registrant..............................................................3

PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.............................4

Item 6.         Selected Financial Data...........................................................................5

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.............5

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk........................................8

Item 8.         Financial Statements and Supplementary Data.......................................................9

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............32

PART III

Item 10.        Directors and Executive Officers of the Registrant...............................................32

Item 11.        Executive Compensation...........................................................................32

Item 12.        Security Ownership of Certain Beneficial Owners and Management...................................32

Item 13.        Certain Relationships and Related Transactions...................................................32

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................33


PART I

ITEM 1.       BUSINESS


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

In  December  1997,  the  Company  formed  a new  wholly-owned  subsidiary,  SDG
Financial Corp. ("SDG Financial"), to pursue merchant banking activities. SDG Financial purchased an approximately 6.3% equity interest in SDG, Inc. for $1,250,000 and was granted the exclusive right to act as the investment banking/financial advisor to SDG, Inc. and all of its subsidiaries and affiliates. SDG, Inc. is a development stage company which specializes in creating new technology-specific companies that are dedicated to the clinical and commercial development of proprietary, targeted liposomal delivery systems for pharmaceutical therapies and consumer product ingredients. SDG, Inc.'s lipid vesicles are protected by numerous U.S. and related foreign patents.

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

The Company had 5 employees at December 31, 2001.

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents. In order to maintain the principal value of its assets, the Company has invested substantially all of its funds in U.S. Treasury Bills and short-term money market funds. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged litigation liabilities, as described in Part II - Item 8 - Note 11 to the Company's consolidated financial statements. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements.

See Part II - Item 8 - Note 11 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill Litigation.

ITEM 2.       PROPERTIES

In April 2001 the Company purchased a 14,500 square feet office building in Greenwich, Connecticut for $2.4 million. Approximately 2,100 square feet is utilized by the Company for its executive offices with the remaining square footage leased to unaffiliated third parties.

ITEM 3.       LEGAL PROCEEDINGS

The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At December 31, 2001, the litigation reserves were $1,471,000. For a discussion of alleged liabilities and lawsuits including the Supervisory Goodwill Litigation see, Part II - Item 8 - Note 11 to the Company's consolidated financial statements.

In connection with the liquidation of City Investing Company ("City"), the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of common stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). The only issue that had remained in dispute with the Internal Revenue Service ("IRS") was with respect to withholding taxes in connection with a Netherlands Antilles finance subsidiary of City ("Withholding Obligation"). In May 2001 the United States Tax Court ("Tax Court") ruled in favor of City, holding that City was not liable for the payment of the withholding taxes. The attorneys in the Withholding Obligation case informed the Company that the IRS did not file a Notice of Intention to Appeal; therefore, in accordance with Section 7481 of the Internal Revenue Code, the Tax Court's decision is final. See Part II - Item 7 - Financial Condition for further information.

The Company's management, after consultation, with its accounting, tax and legal advisors reversed its Withholding Obligation reserve of $66,388,000 during the quarter ended June 30, 2001, as further discussed in Part II - Item 7 - Financial Condition, herein.

See Part II - Item 8 - Note 11 to the Company's consolidated financial statements for a further discussion of the Company's other legal proceedings, including proceedings involving Marshall Manley, City Investing Company Liquidating Trust, and the Supervisory Goodwill Litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Each executive officer is elected to serve in the executive officer capacity set forth opposite his respective name until the next Annual Meeting of Stockholders. The Company is not aware of any family relationships between any of the executive officers or directors of the Company.

Set forth below is a list of executive officers of the Company at December 31, 2001:

Name                                    Age                            Title
====                                    ===                            ==========

Richard A. Bianco                        54                            Chairman, President and
                                                                       Chief Executive Officer of
                                                                       AmBase Corporation

John P. Ferrara                          40                            Vice President, Chief Financial Officer
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

                                                       2001                                        2000
                                               ======================                     =======================
                                               High               Low                     High                Low
                                               ====               ===                     ====                ===

First Quarter.......................       $    0.79          $   0.56                 $    1.00          $   0.75
Second Quarter......................            0.99              0.57                      0.93              0.65
Third Quarter.......................            1.06              0.86                      0.91              0.64
Fourth Quarter......................            1.08              0.85                      0.90              0.54

As of January 31, 2002, there were approximately 17,900 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 2001 or 2000. The Company does not intend to declare or pay dividends in the foreseeable future.

For information concerning the Company's stockholder rights plan and common stock repurchase plan, see Part II - Item 8 - Note 5 to the Company's consolidated financial statements.

STOCKHOLDER INQUIRIES

Stockholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; (vi) proxy material; and (vii) information regarding stockhold-ings, should be directed to:

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

ITEM 6.       SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Part II - Item 8 of this Form 10-K.


                                                                        Years ended December 31
                                                  ==================================================================
(in thousands, except per share data)                 2001           2000         1999         1998            1997
                                                      ====           ====         ====         ====            ====

Interest income.............................      $  2,099       $  2,795     $  2,166      $ 2,430        $  2,661
Income (loss) before income taxes...........        62,335          5,379       (4,280)         423          (1,275)
Income tax (expense) benefit................          (225)          (205)        (235)        (242)            191
Net income (loss)...........................        62,110          5,174       (4,515)         181          (1,084)
                                                    ======         ======       ======       ======           ======
Earnings per common share
Net income (loss) - basic...................      $   1.34       $   0.11     $  (0.10)    $      -        $  (0.02)
Net income (loss) - assuming dilution.......          1.34           0.11        (0.10)           -           (0.02)
                                                    ======         ======       ======       ======           ======
Dividends...................................             -              -            -            -               -
                                                    ======         ======       ======       ======           ======
Total assets................................      $ 50,445       $ 53,102     $ 47,678      $51,638        $  64,270
Total stockholders' equity..................        38,013        (24,097)     (29,424)     (25,000)         (25,181)
                                                    ======         ======       ======       ======           ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes which are contained in Part II - Item 8, herein.

Financial Condition and Liquidity

The Company's assets at December 31, 2001 aggregated $50,445,000, consisting principally of cash and cash equivalents of $6,130,000 and investment securities of $40,232,000. At December 31, 2001, the Company's liabilities, including reserves for litigation liabilities, as further described in Part II - Item 8 -
Note 11 to the Company's consolidated financial statements, aggregated $12,432,000. Total stockholders equity was $38,013,000.

In connection with the liquidation of City Investing Company ("City"), the Company, among others, contractually assumed certain tax liabilities of City, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. Other liabilities were assumed by, among others, City Investing Company Liquidating Trust (the "Trust"). The only issue that had remained in dispute between City and the Internal Revenue Service ("IRS") was with respect to withholding obligations in connection with a Netherlands Antilles finance subsidiary of City (the "Withholding Issue"). The IRS had contended that the withholding of tax on interest payments were due by City in connection with City's Netherlands Antilles finance subsidiary for the years 1979 through 1985 (the "Withholding Obligation"). In May 2001 the United States Tax Court (the "Tax Court") ruled in favor of City, holding that City was not liable for the payment of withholding taxes. The attorneys in the Withholding Obligation case informed the Company that the IRS did not file a Notice of Intention to Appeal; therefore, in accordance with Section 7481 of the Internal Revenue Code, the Tax Court's decision is final.

The Company's management, after consultation, with its accounting, tax and legal advisors reversed its Withholding Obligation reserve of $66,388,000 during the quarter ended June 30, 2001, which was recorded as other income in the Company's Consolidated Statement of Operations. This decision was based upon (i) an analysis of the favorable ruling in the Tax Court, (ii) the Company's case pending in the United States District Court for the Southern District of New York against the Trust (the "City Trust NY Action") (for further information see
Part II - Item 8 - Legal Proceedings, AmBase Corporation v. City Investing Company Liquidating Trust et al.), and (iii) the $9,500,000, (plus interest), escrow account which was part of the Company's June 2000 settlement agreement with Zurich SF Holdings LLC (f/k/a Reorganized Home Holdings, Inc.)("SF Holdings").

At December 31, 2001, the litigation reserves were $1,471,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II -
Item 8.

In June 2000 the Company entered into a settlement agreement with SF Holdings settling the disputed claims relating to the April 1999 complaint the Company filed in the Supreme Court of New York. Pursuant to the settlement agreement, the Company received, among other things, net proceeds of $8,250,000 from SF Holdings. In addition, an affiliate of SF Holdings deposited $9,500,000 in an interest bearing escrow account (the "Escrow Account") to be used to pay 50% of certain expenses and/or withholding obligations, if any, up to the amount in the Escrow Account in connection with the dispute with the IRS over the Withholding Obligation Issue. As of December 31, 2001 the Escrow Account balance, including interest, was approximately $10,000,000. As a result of the final resolution of the Withholding Obligation Issue with the IRS, approximately $8,000,000 of the escrow fund was returned to an affiliate of SF Holdings in February 2002. The remaining Escrow Account balance as of February 28, 2002 is approximately $2,000,000.

In December 2001 the Company requested payment of approximately $1,500,000 from the Escrow Account for certain expenses. SF Holdings objected to the payment of these expenses. As a result of SF Holdings' objection, the payment request is being arbitrated pursuant to the terms of the settlement agreement. Upon the final payment of outstanding expenses, the residual of the Escrow Account, if any, will be delivered to an affiliate of SF Holdings.

For the year ended December 31, 2001, cash of $4,640,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income. The cash needs of the Company for 2001 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2002.

For the year ended December 31, 2000, cash of $2,590,000 was provided by operating activities, mainly due to the receipt of funds in connection with the SF Holdings litigation settlement offset by the payment of expenses, payment of other liabilities, and payments charged against litigation reserves. The cash needs of the Company in 2000 were principally satisfied by proceeds received in connection with the SF Holdings litigation settlement further described above, and interest income received on investment securities and cash equivalents.

The cash needs of the Company in 1999 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's financial resources. For the year ended December 31, 1999, cash of $6,120,000 was used by operating activities, including the payment of expenses, payment of other liabilities and payments charged against litigation reserves, partially offset by the receipt of interest income.

There are no material commitments for capital expenditures as of December 31, 2001. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged and litigation liabilities. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. Management of the Company continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At December 31, 2001, the litigation reserves were $1,471,000. For a discussion of alleged liabilities, lawsuits and proceedings, and a discussion of the Supervisory Goodwill Litigation, see Part II - Item 8 - Note 11 to the Company's consolidated financial statements.

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets,
(iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) general economic conditions,
(vi) changes in the rate of inflation and the related impact on the securities markets, (vii) changes in federal and state tax laws, and (viii) risks arising from unfavorable decisions in our current materials litigation maters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.


Results of Operations

Summarized financial information for the operations of the Company for the years ended December 31 is as follows:

(in thousands)                                                              2001             2000              1999
                                                                            ====             ====              ====
Operating expenses:
Compensation and benefits.....................................         $   5,021        $   3,507         $   3,605
Professional and outside services.............................             1,020            2,051             2,707
Insurance.....................................................                65               60                69
Occupancy.....................................................               117               91               100
Other operating...............................................               183              143               159
                                                                        --------         --------          --------
                                                                           6,406            5,852             6,640
                                                                        --------         --------          --------
Operating loss................................................            (6,406)          (5,852)           (6,640)
                                                                        --------         --------          --------
Interest income...............................................             2,099            2,795             2,166
Reversal of withholding obligation reserve....................            66,388                -                 -
Other income - litigation settlement..........................                 -            8,250                 -
Other income..................................................               254              186               194
                                                                        --------         --------          --------
Income (loss) before income taxes.............................            62,335            5,379            (4,280)
Income tax expense............................................              (225)            (205)             (235)
                                                                        --------         --------          --------
Net income (loss).............................................         $  62,110        $   5,174         $  (4,515)
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

The Company recorded net income of $62,110,000 or $1.34 per share, for the year ended December 31, 2001. As further described above, 2001 results include non-recurring other income representing the reversal of the Withholding Obligation reserve. Excluding this other income, the Company would have reported a net loss of $4,278,000 for the year ended December 31, 2001.

The Company recorded net income of $5,174,000 or $0.11 per share, for the year ended December 31, 2000. As further described above, 2000 results include $8,250,000 of other income principally representing net proceeds received in connection with the Company's litigation settlement with SF Holdings. Excluding this other income, the Company would have reported a net loss of $3,076,000 for the year ended December 31, 2000.

The Company recorded a net loss of $4,515,000 for the year ended December 31, 1999. As further detailed below, the 1999 net loss reflected significant professional and outside service fees as a result of Supervisory Goodwill Litigation expenses.

Compensation and benefits were $5,021,000 in 2001, $3,507,000 in 2000 and $3,605,000 in 1999. The increase in 2001 compared to 2000 is primarily due to an increase in incentive compensation accrued in 2001 and paid in 2002. The decrease in 2000 compared to 1999 is primarily due to a decrease in Year 2000 incentive compensation.

Professional and outside services decreased to $1,020,000 in 2001, compared to $2,051,000 in 2000, and $2,707,000 in 1999. The decreased amounts for the year 2001 compared with the year 2000 and 1999 periods is due to a decrease in Supervisory Goodwill Litigation expenses which were incurred in the year 2000 and 1999 periods. The amounts in 2000 are comprised of expenses relating to the Supervisory Goodwill Litigation although at a lower level compared to 1999, and expenses incurred relating to the litigation settlement with SF Holdings. The amounts in 1999 are principally comprised of expenses relating to the Supervisory Goodwill Litigation. Expenses for professional and outside services in 2001, 2000 and 1999 do not include costs associated with defending pending and threatened litigation, which were previously reserved for and are charged against the litigation reserves when paid.


Occupancy expenses were $117,000 in 2001, $91,000 in 2000 and $100,000 in 1999.
The increase in 2001 compared to 2000 and 1999 is principally due to costs of office relocation and costs relating to building ownership. Occupancy expenses have not been reduced by tenant reimbursements or rental income, which are included with other income in the Consolidated Statement of Operations.

Interest income was $2,099,000 in 2001, $2,795,000 in 2000 and $2,166,000 in
1999. The decrease in 2001 compared to 2000 was principally attributable to a decreased yield on investments held in 2001 compared with 2000. The increase in 2000 compared to the 1999 period, was attributable to a higher average level of investment securities and an increased yield on cash equivalents and investment securities.

Other income of $254,000 for the year ended December 31, 2001, is principally attributable to rental income earned by the Company during the period of building ownership and the continued collection of a receivable previously considered uncollectible. Other income of $8,250,000 in the year ended December 31, 2000, is attributable to the net proceeds received in June 2000, relating to the SF Holdings litigation settlement as noted above. Other income of $186,000 in 2000 and $194,000 in 1999 is primarily attributable to the collection by an inactive subsidiary of a receivable previously considered uncollectible.

The 2001, 2000 and 1999 income tax provisions of $225,000, $205,000 and $235,000, respectively, are principally attributable to state and local taxes.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 2001 and 2000 with maturity dates of less than one year consist of the following:


                                                                          2001                       2000
                                                            ==========================  ==========================
                                                            Carrying          Fair       Carrying           Fair
                                                               Value         Value          Value          Value
                                                            -----------    -----------  ------------    -----------
(in thousands)
U.S. Treasury Bills...........................              $ 40,232        $ 40,245      $ 46,547        $ 46,595
                                                            ========        ========      ========        ========

Weighted average interest rate................                 1.87%                         5.80%
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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
AmBase Corporation

In our opinion, the accompanying consolidated Balance Sheets and the related consolidated Statements of Operations, of Changes in Stockholders' Equity, and of Cash Flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP
New York, New York
March 14, 2002

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years Ended December 31




(in thousands, except per share data)                                       2001             2000              1999
                                                                            ====             ====              ====
Operating expenses:
Compensation and benefits.....................................         $   5,021        $   3,507         $   3,605
Professional and outside services.............................             1,020            2,051             2,707
Insurance.....................................................                65               60                69
Occupancy.....................................................               117               91               100
Other operating...............................................               183              143               159
                                                                        --------         --------          --------
                                                                           6,406            5,852             6,640
                                                                        --------         --------          --------
Operating loss................................................            (6,406)          (5,852)           (6,640)
                                                                        --------         --------          --------
Interest income...............................................             2,099            2,795             2,166
Reversal of withholding obligation reserve....................            66,388                -                 -
Other income - litigation settlement..........................                 -            8,250                 -
Other income..................................................               254              186               194
                                                                        --------         --------          --------
Income (loss) before income taxes.............................            62,335            5,379            (4,280)
Income tax expense ...........................................              (225)            (205)             (235)
                                                                        --------         --------          --------
Net income (loss).............................................         $  62,110        $   5,174         $  (4,515)
                                                                           =====            =====             =====
Earnings per common share:
Net income (loss) - basic.....................................         $    1.34        $    0.11         $   (0.10)
Net income (loss) - assuming dilution.........................              1.34             0.11             (0.10)
                                                                           =====            =====             =====
Dividends.....................................................         $       -        $       -         $       -
                                                                           =====            =====             =====
Weighted average shares outstanding:
Basic.........................................................            46,209           46,209            44,724
                                                                           =====            =====             =====
Diluted.......................................................            46,314           46,264            44,724
                                                                           =====            =====             =====


The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                   December 31


(in thousands, except for share amounts)                                                     2001              2000
                                                                                             ====              ====

Assets:
Cash and cash equivalents.......................................................        $   6,130        $    4,844
Investment securities - held to maturity
    (market value $40,245 and $46,595, respectively)............................           40,232            46,547
Investment in SDG, Inc. at cost.................................................            1,250             1,250
Other assets....................................................................            2,833               461
                                                                                         --------          --------
Total assets....................................................................        $  50,445        $   53,102
                                                                                            =====             =====
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities........................................        $   3,267        $    1,889
Supplemental retirement plan....................................................            6,682             6,033
Postretirement welfare benefits.................................................              913             1,053
Other liabilities...............................................................               99                90
Litigation reserves.............................................................            1,471             1,746
Withholding obligation reserve..................................................                -            66,388
                                                                                         --------          --------
Total liabilities...............................................................           12,432            77,199
                                                                                         --------          --------
Commitments and contingencies...................................................                -                 -
                                                                                         --------          --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
   46,335,007 issued)...........................................................              463               463
Paid-in capital.................................................................          547,940           547,940
Accumulated deficit.............................................................         (509,743)         (571,853)
Treasury stock, at cost 126,488 shares..........................................             (647)             (647)
                                                                                         --------          --------
Total stockholders' equity......................................................           38,013           (24,097)
                                                                                         --------          --------
Total liabilities and stockholders' equity......................................        $  50,445        $   53,102
                                                                                            =====             =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity



                                  Common        Paid-In        Accumulated        Treasury
(in thousands)                     Stock        Capital            Deficit           Stock           Total
                                 =======          =====          =========          ======            ====

December 31, 1998.........      $    447      $ 547,712       $  (572,512)       $   (647)        $ (25,000)
Stock options exercised                8             83                  -               -               91
Net loss..................             -              -             (4,515)              -           (4,515)
                               ---------     ----------         -----------       ----------      ---------
December 31, 1999.........           455        547,795           (577,027)           (647)        (29,424)
Stock options exercised                8            145                  -               -             153
Net income................             -              -              5,174               -           5,174
                               ---------     ----------         -----------       ----------      ---------

December 31, 2000.........           463        547,940           (571,853)           (647)        (24,097)
Net income................             -              -             62,110               -          62,110
                               ---------     ----------         -----------       ----------      ---------

December 31, 2001.........     $     463     $  547,940       $   (509,743)      $    (647)     $   38,013
                                  ======         ======            =======          ======          ======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years Ended December 31



(in thousands)                                                                       2001             2000           1999
                                                                                     ====             ====           ====

Cash flows from operating activities:
Net income (loss)........................................................        $ 62,110        $   5,174     $   (4,515)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
    Reversal of withholding obligation reserve...........................         (66,388)               -              -
    Accretion of discount - investment securities........................          (2,037)          (2,732)        (2,133)
    Depreciation and amortization........................................              57               16             16
Changes in other assets and liabilities:
    Other assets.........................................................              (3)              36             48
    Accounts payable and accrued liabilities.............................           1,378              (13)           260
    Litigation reserves uses.............................................            (275)            (237)           (93)
Other, net...............................................................             518              346            297
                                                                                 --------         --------       --------
Net cash (used) provided by operating activities.........................          (4,640)           2,590         (6,120)
                                                                                 --------         --------       --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity...................         102,765          118,084        108,986
Purchases of investment securities - held to maturity....................         (94,413)        (118,639)      (102,957)
Purchases of investment securities - available for sale..................               -                -           (250)
Fixed assets purchase......................................................        (2,434)               -              -
Other, net...............................................................               8               10             10
                                                                                 --------         --------       --------
Net cash provided (used) by investing activities.........................           5,926             (545)         5,789
                                                                                 --------         --------       --------
Cash flows from financing activities:
Stock options exercised..................................................               -              153             91
                                                                                 --------         --------       --------
Net cash provided by financing activities................................               -              153             91
                                                                                 --------         --------       --------
Net increase (decrease) in cash and cash equivalents.....................           1,286            2,198           (240)
Cash and cash equivalents at beginning of year...........................           4,844            2,646          2,886
                                                                                 --------         --------       --------
Cash and cash equivalents at end of year.................................        $  6,130        $   4,844     $    2,646
                                                                                    =====            =====          =====
Supplemental cash flow disclosure:
Income taxes paid........................................................        $    240        $     170     $      233
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

The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2002 will be met principally by the Company's current financial resources and the receipt of non-operating revenue, consisting of interest income earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged liabilities, as described in Note 11. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. The accompanying consolidated financial statements do not include adjustments that might result from the ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. For a discussion of the alleged liabilities, lawsuits and proceedings, and a discussion of the Supervisory Goodwill Litigation see Note 11.


Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 2001 presentation.

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

Principles of consolidation:

The consolidated financial statements are comprised of the accounts of the Company and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in non-public companies in which ownership interest is less than 20% are accounted for using the cost method.

Cash and cash equivalents:

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents.

                       AMBASE CORPORATION AND SUSIDIARIES
             Notes to Consolidated Financial Statements (continued)

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

Income taxes:

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. At the present time, management has no basis to conclude that realization is more likely than not and a valuation reserve has been recorded against net deferred tax assets.

Earnings per share:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential reduction in EPS that could occur if options to issue common stock were exercised.

Stock-based compensation:

The Company adopted the disclosure requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") and continues to account for stock compensation using APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. For a further discussion, see Note 8.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 3 - Investment Securities

Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of one year or less and are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

Investment securities at December 31 consist of the following:

                                                2001                                              2000
                             =========================================        =========================================
                              Carrying        Amortized           Fair        Carrying         Amortized           Fair
(in thousands)                   Value             Cost          Value           Value              Cost          Value
                                ======         ========          =====          ======          ========          =====

Held to Maturity:
    U.S. Treasury Bills      $  40,232         $ 40,232      $  40,245       $  46,547         $  46,547      $  46,595
                                 =====            =====          =====           =====             =====          =====

The gross unrealized gains on investment securities at December 31, consist of the following:

(in thousands)                                                                                 2001                2000
                                                                                               ====                ====

Held to Maturity - Gross unrealized gains...........................................        $    13            $     48
                                                                                               ====                ====

Other investment securities at December 31, 2001 and 2000 consist of convertible preferred stock and common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at December 31, 2001 and 2000.

                      AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 4 - Earnings Per Share

The calculation of basic earnings per share and dilutive earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

                                                                                        2001
                                                                ====================================================
                                                                    Income                Shares           Per Share
(in thousands, except per share data)                          (Numerator)          (Denominator)             Amount
                                                                  ========          ============              ======

Basic earnings per share:
Net income.............................................         $   62,110              46,209            $      1.34
                                                                     =====                                      =====
Effect of Dilutive Securities:
Assumed stock option exercise..........................                                    105
                                                                                    ----------
Diluted earnings per share:
Net income and assumed conversions.....................         $   62,110              46,314            $      1.34
                                                                     =====               =====                  =====

                                                                                         2000
                                                                ====================================================
                                                                                                            -
                                                                    Income                Shares           Per Share
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
                                                                     =====               =====                 =====

                                                                                        1999
                                                                ====================================================
                                                                      Loss              Shares             Per Share
(in thousands, except per share data)                          (Numerator)       (Denominator)                Amount
                                                                  ========          ==========                ======
Basic earnings per share:
Net loss...............................................         $  (4,515)              44,724            $  ( 0.10)
                                                                     =====                                     =====
Effect of Dilutive Securities:
Assumed stock option exercise..........................                                      -
                                                                                    ----------
Diluted earnings per share:
Net loss and assumed conversions.......................         $  (4,515)              44,724            $  ( 0.10)
                                                                     =====               =====                 =====

Options to purchase common stock of 175,000 shares in 2001, 370,000 shares in 2000 and 280,000 shares in 1999 were excluded from the computation of diluted earnings per share because these options were antidilutive.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 5 - Stockholders' Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                    2001                 2000                  1999
                                                                  ========             ========              ========

Balance at beginning of year............................        46,208,519           45,348,519            44,533,519
Issuance of common shares..............................                  -              860,000               815,000
                                                                --------------    --------------        --------------
Balance at end of year.................................         46,208,519           46,208,519            45,348,519
                                                                ==========           ==========            ==========

Common Stock balances exclude 126,488 treasury shares at December 31, 2001, 2000 and 1999, carried at an average cost of $5.12 per share aggregating approximately $647,000.

The Company issued 860,000 and 815,000 of previously authorized common shares during January 2000 and October 1999, respectively, in connection with the exercise of employee stock options.

At December 31, 2001, there were 5,185,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

Stockholder Rights Plan:

On January 29, 1986, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, which entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company's outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company's shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). In the event the rights become exercisable and, thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution and expire on February 10, 2006.

Common Stock Repurchase Plan:

The Company's Board of Directors have approved and authorized management to establish and implement a common stock repurchase plan (the "Repurchase Plan"). The Repurchase Plan is dependent upon favorable business conditions and acceptable purchase prices for the common stock and allows for the repurchase of up to 10 million shares of the Company's common stock in the open market. No purchases had been under the Repurchase Plan as of December 31, 2001.

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

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)                                                              2001                2000               1999
                                                                            ====                ====               ====

Service cost of current period................................       $       537        $        469        $       470
Interest cost on projected benefit obligation.................               521                 468                400
Amortization of unrecognized losses...........................                51                  11                 56
                                                                        --------            --------           --------
                                                                     $     1,109        $        948        $       926
                                                                           =====               =====              =====

A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year is as follows:

(in thousands)                                                                               2001                  2000
                                                                                             ====                  ====

Projected benefit obligation at beginning of year...............................        $   7,170           $     5,824
Service cost....................................................................              537                   469
Interest cost...................................................................              521                   468
Actuarial (gain) loss, including effect of change in assumptions................              309                   869
Benefits paid...................................................................             (460)                 (460)
                                                                                           --------            --------
Projected benefit obligation at end of year.....................................        $   8,077           $     7,170
                                                                                            =====                 =====

Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:

(dollars in thousands)                                                                       2001                  2000
                                                                                             ====                  ====

Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested...................................         $  6,310              $  5,540
                                                                                            =====                 =====
Projected benefit obligation for service rendered to date.......................         $  8,077              $  7,170
Unrecognized net loss...........................................................           (1,395)               (1,137)
                                                                                         --------              --------
Accrued pension costs...........................................................         $  6,682              $  6,033
                                                                                            =====                 =====
Major assumptions:
Pre-retirement and postretirement discount rate.................................             7.0%                  7.5%
Rate of increase in future compensation.........................................             6.0%                  6.0%
                                                                                            =====                 =====

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the first 3% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $14,000, $17,000 and $25,000 in 2001, 2000 and 1999, respectively. All contributions are subject to maximum limitations contained in the Code.

Note 7 - Postretirement Benefits Other Than Pensions

The Company has assumed the obligation to provide a portion of retiree medical and life insurance coverage to individuals who retired from City Investing Company, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company. The Company and its subsidiaries do not provide postretirement benefits to employees currently retiring.

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

Net periodic postretirement benefit (income) expense for the years ended December 31 was as follows:

(in thousands)                                                               2001              2000                1999
                                                                             ====              ====                ====
Interest cost on accumulated postretirement benefit obligation.......    $      5           $     9           $      14
Amortization of prior service liability..............................         (86)              (82)                (75)
Amortization of unrecognized gain....................................         (44)              (42)                (43)
                                                                         --------           --------           --------
Net periodic postretirement benefit (income) expense.................    $   (125)          $  (115)          $    (104)
                                                                            =====             =====               =====

A reconciliation of the changes in the accumulated postretirement benefit obligation from the beginning of the year to the end of the year is as follows:

(in thousands)                                                                                  2001               2000
                                                                                                ====               ====
Accumulated postretirement benefit obligation at beginning of year...                         $   70            $   119
Interest cost........................................................                              5                  9
Amendments...........................................................                            (15)               (35)
Actuarial gains, including effect of assumption changes..............                             15                (13)
Plan participant contributions.......................................                             56                 58
Benefit premiums paid................................................                            (70)               (68)
                                                                                            --------           --------
Accumulated postretirement benefit obligation at end of year.........                        $    61            $    70
                                                                                               =====              =====

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


The accrued postretirement benefit liability at December 31 is summarized below:

(in thousands)                                                                                 2001                2000
                                                                                               ====                ====

Accumulated postretirement benefit obligation:
Retirees........................................................................            $    61           $      70
                                                                                            --------           --------
Unrecognized net gains..........................................................                345                 405
Unrecognized prior service liability............................................                507                 578
                                                                                            --------           --------
Accrued postretirement benefit liability........................................            $   913           $   1,053
                                                                                              =====               =====

The accumulated benefit obligation for 2001, 2000 and 1999 was determined using the projected unit credit method and a discount rate of 7.0%, 7.5% and 7.75%, respectively. The health care cost trend rates were assumed to be 11% in 2001 gradually declining to 5.0% in 2008 and remaining at that level, thereafter, 6% in 2000 and 7% in 1999.

Assumed health care cost trend rates could have a significant effect on the amounts reported. At December 31, 2001 a 1% change in the assumed health care cost trend rates, while holding all other assumptions constant, would have the following effects:

                                                                                                1%                  1%
(in thousands)                                                                             Increase            Decrease
                                                                                             ======             =======

Effect on net periodic postretirement benefit income................................        $     -           $       -
Effect on accumulated postretirement benefit obligation.............................              4                  (3)
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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

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

During January 2002, the Board of Directors of the Company approved the award of incentive stock options to certain employees to acquire 700,000 shares of AmBase Common Stock at exercise prices between $1.09 and $1.19 per share, pursuant to the 1993 Plan.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Under the Company's 1985 Stock Option Plan (the "1985 Plan"), options to purchase shares of Common Stock could be granted to salaried employees. The 1985 Plan provided for the granting of up to 2,000,000 shares as incentive stock options and/or nonqualified stock options through May 22, 1995. No additional stock options can be awarded under the 1985 Plan. As of December 31, 2001, 75,000 shares are reserved for issuance under the 1985 Plan.

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
                                                         Under          Exercise            Under              Exercise
                                                        Option             Price           Option                 Price
                                                         =====           =======            =====               =======

Outstanding at December 31, 1998...................        190         $    2.90            1,750              $   0.15
Granted............................................         90              2.69                -                     -
Exercised..........................................          -                 -             (815)                 0.11
                                                      --------          ========          -------               =======
Outstanding at December 31, 1999...................        280         $    2.83              935              $   0.18
Granted............................................         90              1.00                -                     -
Exercised..........................................          -                 -             (860)                 0.11
                                                      --------          ========          -------               =======
Outstanding at December 31, 2000...................        370         $    2.38               75              $   0.21
Granted............................................        280              0.64                -                     -
Forfeited..........................................       (255)             1.86                -                     -
                                                      --------          ========          -------               =======
Outstanding at December 31, 2001...................        395         $    1.49               75              $   0.21
                                                         =====           =======          =======               =======
Options exercisable at:
     December 31, 2001.............................        145         $    2.85               75              $   0.21
     December 31, 2000.............................        235              2.86               75                  0.21
     December 31, 1999.............................        148              2.62              935                  0.18
                                                         =====           =======          =======               =======

                                                                          1993 Stock
                                                                      Incentive Plan
                                                                         ===========
Weighted average fair value of options granted during:
     2001.....................................................            $    0.25
     2000.....................................................                 0.45
     1999.....................................................                 1.25
                                                                             ======

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 2001, as follows:

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
       Exercise                        Contractual           Exercise                                          Exercise
         Prices         Shares                Life              Price                  Shares                     Price
         ======          =====            ========            =======                   =====                   =======

          $0.21             75             3 years         $     0.21                      75                $     0.21
 $0.60 to $0.66            220             4 years               0.66                       -                       -
 $0.95 to $1.05             60             4 years               1.03                      30                      1.03
 $2.56 to $3.65             70             4 years               2.88                      70                      2.88
          $4.02             45             1 years               4.02                      45                      4.02
                      --------               =====              =====                --------                   =======
          Total            470                                                            220
                         =====                                                          =====

The details of the Company's incentive plans are summarized above. The Company has adopted the disclosure only provisions of Statement 123, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, was charged to earnings during 2001, 2000 and 1999. The fair value of stock options granted by the Company in 2001, 2000 and 1999 used to compute pro forma net income (loss) and earnings per share disclosures is the estimated fair value at date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield 0% for all years, expected historical volatility of 0.51, 0.44 and 0.46, risk-free interest rates of 5.04%, 5.80% and 6.07%, and weighted average expected life of the options of 4 to 6 years. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options under the 1993 Plan and the 1985 Plan, consistent with the method prescribed by Statement 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock during 2001, 2000 and 1999, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31 follows:

(in thousands, except per share data)                                         2001              2000               1999
                                                                              ====              ====               ====

Net income (loss)
As reported.....................................................         $   62,110          $  5,174         $  (4,515)
Pro forma.......................................................             62,068             5,090            (4,651)
                                                                              =====             =====             =====
Per share data
As reported.....................................................         $     1.34          $   0.11         $   (0.10)
Pro forma.......................................................               1.34              0.11             (0.10)
                                                                              =====             =====             =====

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 9 - Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

(in thousands)                                                              2001                2000               1999
                                                                            ====                ====               ====

Income tax expense - current state and local..................         $    (225)           $   (205)         $    (235)
                                                                            ====                ====               ====

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 2001, 2000 and 1999, and the provision for income taxes for the years ended December 31 follows:

(in thousands)                                                              2001                2000               1999
                                                                            ====                ====               ====


Income (loss) before income taxes...............................       $  62,335            $  5,379          $  (4,280)
                                                                           =====                ====               ====

Tax (expense) benefit:
Tax at statutory federal rate...................................       $ (21,817)           $ (1,883)         $   1,498
Reversal of Withholding Obligation reserve......................          23,236                  -                  -
Accounting loss benefit not recognized..........................          (1,419)                 -              (1,498)
Accounting loss benefit recognized..............................               -               1,883                  -
State income taxes..............................................            (225)               (205)              (235)
                                                                        --------            --------           --------
                                                                       $    (225)           $   (205)         $    (235)
                                                                           =====               =====              =====

As a result of the Office of Thrift Supervision's December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and then proposed Treasury Reg. ss.1.597-4(g), the Company had previously filed its 1992 and subsequent federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. ss.1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. ss.1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "election decision").

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however all of the information still has not been received. Based on the Company's election decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company has amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB. The Company is still in the process of amending its consolidated federal income tax returns for 1993 and subsequent years.

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB of which $158 million are still available for future use. Based on the Company's filing of its amended 1992 consolidated federal income tax return to include the federal income tax effects of Carteret FSB, approximately $56 million of NOL carryforwards are generated for tax year 1992 which expire in 2007, with the remaining approximately $102 million of NOL carryforwards to be generated, expiring no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Based upon the Company's federal income tax returns as filed from 1993 to 2000 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at December 31, 2001 the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

                2008             $1,300,000
                2009              6,900,000
                2010              5,300,000
                2012              1,100,000
                2018              5,400,000
                2019              4,000,000
                2020              2,600,000
                                  ---------
                                $26,600,000
                                ===========

The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards ("AMT Credits"), which are not subject to expiration. As further discussed below the Company has filed several carryback claims with the IRS seeking to realize approximately $8 million of the $21 million of AMT Credits.

The Company has filed several carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest. The Carryback Claims are currently being reviewed by the IRS. The Company can give no assurances that the Carryback Claims will be allowed by the IRS, the final amount of the refunds, if any, or when they might be received.

The Company has calculated a net deferred tax asset of $30 million and $27 million as of December 31, 2001 and 2000, respectively, arising primarily from NOL's, alternative minimum tax credits and the excess of book over tax reserves (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the election decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

Note 10 - Commitments and Contingencies

Rent expense charged to earnings was $43,000, $67,000 and $67,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 11 - Legal Proceedings

(a) The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Marshall Manley v. AmBase Corporation. On November 14, 1996, Marshall Manley ("Manley"), a former President, Chief Executive Officer and Director of the Company, commenced an action against the Company, seeking indemnification from the Company pursuant to a May 27, 1993 employment settlement agreement between Manley and the Company. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey (the "Manley action"), of approximately $2.4 million plus interest, arguing that he served at such firm at the request of the Company. The Manley action is pending in the United States District Court for the Southern District of New York. The Company filed its answer on January 21, 1997, raising substantial affirmative defenses which the Company intends to vigorously pursue. On October 30, 1997, AmBase amended its Answer and Counterclaims to include a claim of fraud against Manley. In December 1997, Manley moved for summary judgment. The Company raised substantial opposition to the motion and moved to strike certain of Manley's affirmative defenses which Manley raised in connection with the Company's fraud claim against Manley. Oral argument on Manley's Motion for Summary Judgment and the Company's motion to strike Manley's affirmative defenses was held on May 15, 1998. The court denied both motions. The jury trial of the plaintiff's breach of contract claims took place in May 2000 and resulted in a verdict against the Company. The Company's counterclaims for fraud and reformation were tried to the Court immediately following the jury's verdict. In December 2000, the Court, in response to the Company's motion for judgment as a matter of law and/or for a new trial, vacated the jury's earlier verdict (thereby nullifying it) and ordered a new trial. Subsequent to the Court's vacatur of the jury's verdict in January 2001 the Court dismissed the Company's counterclaims for fraud and reformation. A second jury trial was held commencing on November 5, 2001 which resulted in a verdict in favor of the Company. Manley has filed a Notice of Appeal and a Fed. R. Civ. P. 59 motion seeking to set aside this second verdict. In March 2002 the Court denied Manley's Fed. R. Civ. P. 59 motion. The Company intends to vigorously oppose the appeal.

The allegations and claims against the Company, as noted above, are material and, if successful, could result in substantial judgments against the Company. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

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

On February 18, 2000, the Court issued an Order granting the Company's motion to suspend the expert discovery period until after the Company's Summary Judgment Motion has been decided. The expert discovery period will now commence with the Company's identification of its experts within 30 days of the decision of the Court on the Company's pending Summary Judgment Motion. On October 2, 2000, Senior Judge Loren Smith of the Court of Federal Claims heard oral arguments in the Company's supervisory goodwill case against the United States government. The court heard arguments both as to the contractual liability of the United States to Carteret Savings Bank, and as to the Company's claim against the United States under the Takings Clause of the Fifth Amendment. The Company continues to await a decision by Senior Judge Smith on the Company's case. No assurance can be given regarding the ultimate outcome of the litigation.

On April 3, 2001 the United States Court of Appeals for the Federal Circuit ("Federal Court of Appeals") issued a decision in the case of California Federal Bank, FSB v. United States, which involves certain damages issues related to the Company's case. The decision vacated in part the decision of the Court of Federal Claims dated April 16, 1999, and remanded the case back to the Court of Federal Claims for a further determination of damages.

Both the Court of Federal Claims and the Federal Court of Appeals have continued to issue decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. The Trial court and appellate decisions in California Federal as well as other case decisions are publicly available, may be relevant to the Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

 (c) Other

AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On January 31, 2001, the Company filed a Complaint in the United States District Court for the Southern District of New York (the "NY Court") seeking determination that the Trust, as successor to City Investing Company, should be primarily liable for amounts, if any, owed to the IRS in connection with the NV Withholding Obligation Issue. The Company is also seeking other relief and certain other damages from the Trust and its Trustees. On February 23, 2001, the Trust filed a Motion to Dismiss the Company's Complaint in this action. On March 9, 2001 the Company filed its opposition to the Trust's Motion to Dismiss. On March 19, 2001 the Trust filed its reply to the Company's opposition. On May 30, 2001, the Company submitted a letter to Judge Stanton, before whom the case is docketed, acknowledging that the Tax Court had ruled against the IRS on the issue of whether or not any withholding obligation was due, and that this decision, once finalized, would render the declaratory judgment portion of the Company's action against the Trust moot. On October 26, 2001, a pre-trial conference was held before Judge Stanton, during which he authorized the Company to supplement its prior opposition to the pending motion to dismiss. Those supplemental memoranda and affidavits were filed in November 2001. Thereafter, the Trust filed its reply. On January 11, 2002 the NY Court dismissed the Company's Complaint. The Company has timely filed a Fed. R. Civ.
P. Rule 59 motion ("Rule 59 Motion") seeking to set aside the NY Court's decision to dismiss the Complaint which was subsequently responded to by the Trust. In February 2002 the NY Court denied the Company's Rule 59 Motion. The Company has subsequently filed on appeal of the NY Court decision, to the Second Circuit Court of Appeals. No assurance can be given regarding the ultimate outcome of this litigation.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. Marshall Manley litigation - On November 29, 2001 the Company filed a Complaint in the United States District Court for the Southern District of New York seeking a determination that the Trust, as a successor to City Investing Company, should be liable for the costs and expenses (as well as any verdict sum should Manley prevail on appeal) associated with the lawsuit Manley commenced against the Company as referred to above. The Trust initially moved to dismiss the action and at the Company's request converted the motion to summary judgment. While no assurances can be given, the Company intends to vigorously pursue this claim.

Note 12 - Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity are based on current market quotations. Other investment securities are based upon the December 2001 and 2000 cost for the privately placed shares as described in Note 3. The carrying value of applicable other liabilities approximates their fair value.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 13 - Property Owned

In April 2001, the Company purchased a 14,500 square foot office building in Greenwich, CT for $2.4 million. The Company utilizes 2,100 square feet for its executive offices and leases the remaining approximately 12,400 square feet of the office space to unaffiliated third parties.

The building is carried at cost, net of accumulated depreciation of $42,000 at December 31, 2001 and is included in other assets in the accompanying consolidated balance sheet. Depreciation expense is recorded on a straight-line basis over 39 years.

Future minimum lease payments to be received from operating leases expiring at various dates through 2006 are as follows (in thousands):

         2002...............................................  $   290
         2003...............................................      255
         2004...............................................      159
         2005...............................................      165
         2006 and thereafter................................       84
                                                                 -----
         Total..............................................  $   953
                                                                 =====

Certain of the leases contain provisions for rent escalation based on increases in costs incurred by the Company. Rental income, including tenant reimbursables, from these operating leases for the year ended December 31, 2001 was $179,000.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 14 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:

                                                First            Second            Third            Fourth         Full
(in thousands, except per share data)         Quarter           Quarter          Quarter           Quarter         Year
                                                =====             =====            =====             =====        =====

2001:
Operating expenses......................     $  1,038         $   1,236        $   1,172          $  2,960     $  6,406
                                             ----------       ----------         ----------       ----------   ----------
Operating loss..........................       (1,038)           (1,236)          (1,172)           (2,960)      (6,406)
Interest income.........................          531               782              432               354        2,099
Reversal of withholding obligation reserve          -            66,388                -                 -       66,388
Other income............................           43                56               67                88          254
                                            ----------       ----------         ----------       ----------     ----------
Income (loss) before income taxes.......         (464)           65,990             (673)           (2,518)      62,335
Income tax expense........................        (55)              (55)             (44)              (71)        (225)
                                            ----------       ----------         ----------       ----------    ----------
Net income (loss).......................      $  (519)        $  65,935        $    (717)         $ (2,589)    $ 62,110
                                                =====             =====            =====             =====        =====
Earnings per common share:
Net income (loss) - basic...............      $ (0.01)        $   1.43         $   (0.02)         $  (0.06)    $   1.34
Net income (loss) - assuming dilution...        (0.01)            1.42             (0.02)            (0.06)        1.34
                                                =====             =====            =====             =====        =====
2000:
Operating expenses......................      $  1,303        $   2,040          $ 1,171          $  1,338     $  5,852
                                             ----------       ----------         ----------       ----------   ----------
Operating loss..........................       (1,303)           (2,040)          (1,171)           (1,338)      (5,852)
Interest income.........................          582               676              766               771        2,795
Other income............................           50             8,308               50                28        8,436
                                            ----------       ----------         ----------       ----------     ----------
Income (loss) before income taxes.......         (671)            6,944             (355)             (539)       5,379
Income tax expense......................          (55)              (55)             (44)              (51)        (205)
                                            ----------       ----------         ----------       ----------    ----------
Net income (loss).......................      $  (726)       $    6,889        $    (399)         $   (590)    $  5,174
                                                =====             =====            =====             =====        =====
Earnings per common share:
Net income (loss) - basic...............      $ (0.02)       $     0.15        $   (0.01)         $  (0.01)    $   0.11
Net income (loss) - assuming dilution...        (0.02)             0.15            (0.01)            (0.01)        0.11
                                                =====             =====            =====             =====        =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2002, under the captions "Item 1 - Election of Directors" and "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2002, under the caption "Executive Compensation", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2002, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

1.   Index to Financial Statements:                                                                            Page

         AmBase Corporation and Subsidiaries:
              Report of Independent Accountants..................................................................9
              Consolidated Statements of Operations.............................................................10
              Consolidated Balance Sheets.......................................................................11
              Consolidated Statements of Changes in Stockholders' Equity........................................12
              Consolidated Statements of Cash Flows.............................................................13
              Notes to Consolidated Financial Statements........................................................14

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

         10G.     Employment Agreement dated as of June 1, 1991 between Richard
                  A. Bianco and the Company, as amended December 30, 1992 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1992), as amended February 24, 1997 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1996), as amended March 6, 2001 (incorporated by reference to Exhibit 10-G to the Company's Annual Report on Form 10-K for the year ending December 31,
                  2000) and as amended December 16, 2001 included herein.

         21.      Subsidiaries of the Registrant.

         23.      Consent of Independent Accountants.

Exhibits, except as otherwise indicated above, are filed herewith.

(b)   Form 8-K

      The Company did not file a Current Report on Form 8-K during the quarter ended December 31, 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2002.

AMBASE CORPORATION



RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




RICHARD A. BIANCO                       JOHN P. FERRARA
Chairman, President and                 Vice President, Chief Financial Officer
Chief Executive Officer                 and Controller
Date:  March 27, 2002                   (Principal Financial and
                                         Accounting Officer)
                                        Date:  March 27, 2002





JOHN B. COSTELLO                         ROBERT E. LONG
Director                                 Director
Date:  March 27, 2002                    Date:  March 27, 2002




MICHAEL L. QUINN
Director
Date:  March 27, 2002

                     AMBASE CORPORATION AND SUBSIDIARIES

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

INVESTOR INFORMATION

Annual Meeting of Stockholders                  Corporate Headquarters

The 2002 Annual  Meeting is currently           AmBase Corporation
scheduled to be held at 9:00 a.m.  Eastern      100 Putnam Green, 3rd Floor
Daylight Time, on Friday, May 17,2002, at:      Greenwich, CT  06830-6027
                                                (203) 532-2000
    Hyatt Regency Hotel
    1800 East Putnam Avenue
    Greenwich, CT  06870
                                               Stockholder Inquiries
                                               =====================
Common Stock Trading                           Stockholder inquiries,
====================                           including requests for the
                                               following: (i) change of address;
AmBase stock is traded through one or more     (ii) replacement of lost stock
market-makers with quotations made available   certificates; (iii) Common Stock
in the "pink sheets" published by the          name registration changes;
National Quotation Bureau, Inc.                (iv) Quarterly Reports on
                                               Form 10-Q; (v) Annual Reports on
                                               Form 10-K; (vi) proxy material;
Issue         Abbreviation   Ticker Symbol     and (vii) information regarding
                                               stockholdings,should be directed
Common Stock  AmBase         ABCP              to:
                                               American Stock Transfer
                                               and Trust Company
Transfer Agent and Registrar                   59 Maiden Lane
============================                   New York, NY  10038
                                               Attention: Shareholder Services
American Stock Transfer and Trust              (800) 937-5449 or (718) 921-8200
    Company                                    Ext. 6820
59 Maiden Lane
New York, NY  10038                            In addition, the Company's public
Attention: Shareholder Services                reports, including Quarterly
(800) 937-5449 or (718) 921-8200 Ext. 6820     Report on Form 10-Q, Annual
                                               Report on Form 10-K and Proxy
                                               Statements, can be obtained
                                               through the Securities and
                                               Exchange Commission EDGAR
                                               Database over the World Wide Web
                                               at www.sec.gov.

Independent Accountants                        Number of Stockholders
=======================                        ======================

PricewaterhouseCoopers LLP                     As of January 31, 2002, there
1177 Avenue of the Americas                    were approximately 17,900
New York, NY  10036                            stockholders

                  EXHIBITS ATTACHED WITH THIS FORM 10-K

Exhibit No.                Description
-----------                -----------
    21                     Subsidiaries of the Registrant
    23                     Consent of Independent Accountants
    10 G.                  Amendment to Employment Agreement