Form 10-Q
period 2002-03-31
AMBASE CORP
filed 2002-05-07
CIK 20639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                             Securities Exchange Act of 1934


                     For the quarterly period ended March 31, 2002

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

At March 31, 2002, there were 46,208,519 shares of registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2002

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

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..................................................8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................10

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................11

Item 6.      Exhibits and Reports on Form 8-K....................................................................11



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (in thousands, except for share amounts)

                                                                                      March 31,       December 31,
                                                                                           2002               2001
                                                                                    (unaudited)
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................   $    3,098         $    6,130
Investment securities:
    Held to maturity (market value $39,957 and $40,245, respectively).............       39,961             40,232
    Available for sale, carried at fair value (cost $150 at March 31, 2002).......          168                 -
                                                                                       --------           --------
Total investment securities.......................................................       40,129             40,232
                                                                                       --------           --------
Fixed assets, net of accumulated depreciation of $108 and $89, respectively.......        2,405              2,424
Investment in SDG, Inc. at cost...................................................        1,250              1,250
Other assets......................................................................          386                409
                                                                                       --------           --------

Total assets......................................................................   $   47,268         $   50,445
                                                                                          =====              =====
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued liabilities..........................................   $      623         $    3,267
Supplemental retirement plan......................................................        6,913              6,682
Postretirement welfare benefits...................................................          873                913
Other liabilities.................................................................           98                 99
Litigation reserves...............................................................        1,436              1,471
                                                                                       --------           --------
Total liabilities.................................................................        9,943             12,432
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
  46,335,007 issued)..............................................................          463                463
Paid-in capital...................................................................      547,940            547,940
Accumulated other comprehensive income............................................           18                  -
Accumulated deficit...............................................................     (510,449)          (509,743)
Treasury stock, at cost 126,488 shares............................................         (647)              (647)
                                                                                       --------           --------
Total stockholders' equity........................................................       37,325             38,013
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   47,268         $   50,445

                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                           2002             2001
                                                                                           ====             ====
Operating expenses:
Compensation and benefits.......................................................    $       931      $       938
Professional and outside services...............................................            121              206
Insurance.......................................................................             16               12
Occupancy.......................................................................             22               25
Other operating.................................................................             43               34
                                                                                       --------         --------
                                                                                          1,133            1,215
                                                                                       --------         --------
Operating loss..................................................................         (1,133)          (1,215)
                                                                                       --------         --------
Interest income.................................................................            193              706
Other income....................................................................            279               50
                                                                                       --------         --------
Loss before income taxes........................................................           (661)            (459)
Income tax expense..............................................................            (45)             (55)
                                                                                       --------         --------
Net loss........................................................................    $      (706)     $      (514)
                                                                                          =====            =====
Earnings per common share:

Net loss - basic................................................................    $     (0.02)     $     (0.01)
                                                                                           =====           =====
Net loss - assuming dilution....................................................    $     (0.02)     $     (0.01)
                                                                                           =====           =====
Weighted average shares outstanding:

Basic...........................................................................          46,209          46,209
                                                                                           =====           =====
Diluted.........................................................................          46,500          46,261
                                                                                           =====           =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)



                                                                                                    2002
                                                                                                    ====

Net loss............................................................................           $    (706)


Unrealized gains on investment securities - available for sale......................                  18
                                                                                                  -------

Comprehensive income (loss).........................................................           $    (688)
                                                                                                    =====

The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)




                                                                                           2002               2001
                                                                                           ====               ====
Cash flows from operating activities:

Net loss..........................................................................    $    (706)          $   (514)
Adjustments to reconcile net loss to net cash used by operations:

    Depreciation and amortization.................................................           20                  4
    Accretion of discount - investment securities.................................         (181)              (689)
Changes in other assets and liabilities:
    Other assets..................................................................           22                 23

    Accounts payable and accrued liabilities......................................       (2,644)            (1,252)
    Litigation and contingency reserves uses......................................          (35)               (33)
    Other liabilities.............................................................          189                126

                                                                                        --------           --------
Net cash used by operating activities.............................................       (3,335)            (2,335)
                                                                                        --------           --------
Cash flows from investing activities:

Maturities of investment securities - held to maturity............................       40,350             10,740
Purchases of investment securities - held to maturity.............................      (39,897)           (12,487)
Purchases of investment securities - available for sale...........................         (150)              -

                                                                                       --------           --------

Net cash provided (used) by investing activities..................................          303             (1,747)

                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (3,032)            (4,082)
Cash and cash equivalents at beginning of period..................................        6,130              4,844
                                                                                       --------           --------

Cash and cash equivalents at end of period........................................    $   3,098            $   762

                                                                                          =====              =====
Supplemental cash flow disclosures:

Income taxes paid.................................................................    $      51          $      66

                                                                                          =====              =====


The accompanying notes are an integral part of these consolidated financial statements

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

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2001.

The Company's main source of non-operating revenue is interest earned on investment securities and cash equivalents and rental income on the leased portion of the building owned by the Company. The Company's management expects that operating cash needs for the remainder of 2002 will be met principally by the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income on investment securities and cash equivalents and rental income.

Note 2 - Legal Proceedings

The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At March 31, 2002, the litigation reserves were $1,436,000. See Part II - Item 1 - Legal Proceedings, for a further discussion of the Company's legal proceedings, including the Supervisory Goodwill Litigation.

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

Investment securities - available for sale, consist of investments in equity securities held for an indefinite period and which are carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

Investment securities consist of the following:




                                            March 31, 2002                           December 31, 2001
                               ====================================             ===============================

                                                            Cost or                                          Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ========         ======             ======        ========        ======
Held to Maturity:
U.S. Treasury Bills
  maturing within
  one year                   $  39,961       $  39,961     $  39,957         $  40,232       $ 40,232      $  40,245

Available for Sale:
Equity Securities                  168             150           168              -              -              -
                            ----------         ----------   ----------      -----------     -----------     -----------
                             $  40,129        $ 40,111     $  40,125         $  40,232      $  40,232     $   40,245
                               =======          =======       ======           ======          ======         ======

The gross unrealized gains and losses on investment securities, at March 31, 2002 and December 31, 2001 consist of the following:

(in thousands)                                                                                  2002            2001
                                                                                               ======          ======
Held to Maturity:.
Gross unrealized gains(losses)                                                              $      (4)    $       13
                                                                                               =======         ======
Available for Sale:
Gross unrealized gains                                                                      $      18     $        -
                                                                                               =======         ======

Other investment securities consist of convertible preferred and common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at March 31, 2002 and December 31, 2001. No investment securities - available for sale were sold in the first quarter of 2002.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $30 million as of March 31, 2002 and December 31, 2001, respectively arising primarily from net operating loss ("NOL") carryforwards/carrybacks, alternative minimum tax ("AMT") credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the present time, has no basis to conclude that realization is more likely than not.

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

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB of which $158 million are still available for future use. Based on the Company's filing of its amended 1992 consolidated federal income tax return to include the federal income tax effects of Carteret FSB (the "1992 Amended Return"), approximately $56 million of NOL carryforwards are generated for tax year 1992 which expire in 2007, with the remaining approximately $102 million of NOL carryforwards to be generated, expiring no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below.

Based upon the Company's federal income tax returns as filed from 1993 to 2000 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at March 31, 2002 the Company has NOL carryforwards aggregating approximately $26.6 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

The Company has filed several carryback claims with the IRS (the "Carryback Claims"), seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest. The Carryback Claims are currently being reviewed by the IRS. The Company can give no assurances that the Carryback Claims will be allowed by IRS, the final amount of the refunds, if any, or when they might be received.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 6 - Comprehensive Income

Comprehensive income (loss), for the three months ending March 31, 2002, is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains on investment securities available for sale, as follows:
(in thousands)

                                                                    Unrealized           Accumulated
                                                                     Gains on                  Other
                                                                    Investment          Comprehensive
                                                                    Securities                 Income
                                                                     ========           ============

January 1, 2002 balance..............................         $          -              $        -

Change during the period.............................                    18                       18
                                                                     --------                --------
March 31, 2002 balance...............................         $          18              $        18
                                                                      ======                  ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at March 31, 2002 aggregated $47,268,000 consisting principally of cash and cash equivalents of $3,098,000 and investment securities of $40,129,000. At March 31, 2002, the Company's liabilities, including reserves for litigation liabilities, described in Part II - Item 1, aggregated $9,943,000. Total stockholders equity was $37,325,000.


The Company has certain alleged liabilities and is a defendant in certain lawsuits. Based upon an assessment of these proceedings the Company believes the ultimate outcome of the proceedings will not have a material adverse effect on its financial condition and results of operations. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. At March 31, 2002, the litigation reserves were $1,436,000. For a discussion of alleged liabilities and lawsuits see Part II - Item 1.

For the three months ended March 31, 2002, cash of $3,335,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income. The cash needs of the Company for the first three months of 2002 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2002.

For the three months ended March 31, 2001, cash of $2,335,000 was used by operations, partially offset by the receipt of interest income including the payment of prior year accruals and operating expenses.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent and alleged litigation liabilities. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements.

In connection with an escrow account established by Zurich SF Holdings LLC ("SF Holdings") pursuant to a June 2000 settlement agreement with SF Holdings, the Company requested, in December 2001, the payment of approximately $1,500,000 from the Escrow Account for certain expenses previously paid by the Company. SF Holdings objected to the payment of these expenses. As a result of SF Holdings' objection, the payment request is being arbitrated pursuant to the terms of the settlement agreement. Upon the final payment of outstanding expenses, the residual of the Escrow Account, if any, will be delivered to an affiliate of SF Holdings.

The Company owns a 14,500 square feet office building in Greenwich, CT. The Company utilizes 2,100 square feet for its executive offices and leases the remaining approximately 12,400 square feet of office space to unaffiliated third parties.

The Company has made no purchases under its common stock repurchase plan as of March 31, 2002. There are no material commitments for capital expenditures as of March 31, 2002. Inflation has had no material impact on the business and operations of the Company.

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Act"), and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. The forward-looking statement may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets,
(iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) general economic conditions,
(vi) changes in the rate of inflation and the related impact on the securities markets, (vii) changes in federal and state tax laws, and (viii) risks arising from unfavorable decisions in our current materials litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

Results of Operations

The Company's main source of non-operating revenue is interest income earned on investment securities and cash equivalents and rental income on the leased portion of the building owned by the Company. The Company's management expects that operating cash needs for the remainder of 2002 will be met principally by the Company's current financial resources, the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents and rental income.

The Company recorded a net loss of $706,000 or $0.02 per share for the first quarter ended March 31, 2002 compared with a net loss of $514,000 or $0.01 per share for the first quarter ended March 31, 2001.

Compensation and benefits decreased slightly to $931,000 in the first quarter and March 31, 2002, compared with $938,000 in the respective 2001 period. The decrease is primarily due to a decrease in employment levels, offset to some extent by a higher level of benefit accruals.

Professional and outside services expenses decreased to $121,000 in the first quarter ended March 31, 2002, compared to $206,000 in the respective 2001 period. The decreased amount for the 2002 period is due to a decrease in overall legal expense.

Occupancy expenses decreased slightly to $22,000 in the first quarter compared with $25,000 in the respective 2001 period. Occupancy expenses have not been reduced by tenant reimbursements or rental income which are included with other income in the Consolidated Statement of Operations.

Interest income in the first quarter ended March 31, 2002 decreased to $193,000 from $706,000 in the respective 2001. The decrease is principally due to a significant decrease in the yield on investments in 2001 and to a lesser extent a decrease in the average level of investments held.

Other income of $279,000 for the first quarter ended March 31, 2002 is attributable to collection on an investment previously held by an inactive subsidiary and rental income earned by the Company. The other income of $50,000 in the 2001 period is due to the continued collection of a receivable previously considered uncollectible.

The income tax provisions of $45,000 in the first quarter ended March 31, 2002 and $55,000 for the March 31, 2001 period are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at March 31, 2002 and December 31, 2001 with maturity dates of less than one year consist of the following:

                                                              2002                              2001
                                                       =================                  =================
                                                   Carrying               Fair            Carrying        Fair
                                                     Value               Value             Value          Value
(in thousands)                                     ----------          ---------         ----------    ----------


U.S. Treasury Bills.........................       $ 39,961              $39,957           $40,232          $40,245
                                                     =======             ======            ======            ======

Weighted average interest rate..............         1.75%                                  1.87%
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

The Company has made no purchases under its common stock repurchase plan as of March 31, 2002.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

(a) Marshall Manley v. AmBase Corporation. In April 2002, Manley filed an amended Notice of Appeal. The Company intends to vigorously oppose the appeal. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey of approximately $2.4 million plus interest arguing that he served at such firm at the request of the Company.

The allegations and claims against the Company, as noted above, are material and, if successful, could result in substantial judgments against the Company. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion to their probable outcome.

(b) AmBase Corporation v. City Investing Company Liquidating Trust, et al. - Marshall Manley litigation. In response to a motion for summary judgment filed by the Trust, the Company has filed its own motion for summary judgment. No assurance can be given regarding the ultimate outcome of this litigation.



Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION



By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Duly authorized Officer and Principal Financial and
      Accounting Officer)

Date: May 7, 2002