Form 10-Q
period 2002-06-30
AMBASE CORP
filed 2002-07-26
CIK 20639

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


              For the quarterly period ended June 30, 2002

                                or

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

YES     X        NO  ______
     -------               -------

At June 30, 2002, there were 46,208,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2002

TABLE OF CONTENTS                                                                                              Page
                                                                                                             ------

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

Item 4.      Submission of Matters to a Vote of Security Holders.................................................12

Item 6.      Exhibits and Reports on Form 8-K....................................................................13




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  AMBASE CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                (in thousands, except for share amounts)

                                                                                       June 30,       December 31,
                                                                                           2002               2001
                                                                                     (unaudited)
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................   $    2,486        $     6,130
Investment securities:
    Held to maturity (market value $39,736 and $40,245, respectively).............       39,734             40,232
    Available for sale, carried at fair value ....................................          427                  -
                                                                                       --------           --------
Total investment securities.......................................................       40,161             40,232
                                                                                       --------           --------
Fixed assets, net of accumulated depreciation of $128 and $89, respectively.......        2,385              2,424
Investment in SDG, Inc. at cost...................................................        1,250              1,250
Other assets......................................................................          367                409
                                                                                       --------           --------

Total assets......................................................................   $   46,649         $   50,445
                                                                                          =====              =====
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      886        $     3,267
Supplemental retirement plan......................................................        7,145              6,682
Postretirement welfare benefits...................................................          847                913
Other liabilities.................................................................           92                 99
Litigation reserves...............................................................        1,405              1,471
                                                                                       --------           --------
Total liabilities.................................................................       10,375             12,432
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
  46,335,007 issued)..............................................................          463                463
Paid-in capital...................................................................      547,940            547,940
Accumulated other comprehensive income............................................           27                  -
Accumulated deficit...............................................................     (511,509)          (509,743)
Treasury stock, at cost 126,488 shares............................................         (647)              (647)
                                                                                       --------           --------
Total stockholders' equity........................................................       36,274             38,013
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   46,649         $   50,445
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                        (in thousands, except per share data)

                                                           Second Quarter                      Six Months
                                                        2002             2001              2002             2001
                                                        ====             ====              ====             ====
Operating expenses:
Compensation and benefits...................      $      867      $       826       $     1,798      $     1,710
Professional and outside services...........             309              326               430              391
Insurance...................................              29               10                45               28
Occupancy...................................              19               44                41               67
Other operating.............................              50               30                93               78
                                                    --------         --------          --------         --------
                                                       1,274            1,236             2,407            2,274
                                                    --------         --------          --------         --------
Operating loss..............................          (1,274)          (1,236)           (2,407)          (2,274)
                                                    --------         --------          --------         --------
Interest income.............................             189              782               381            1,313
Reversal of withholding obligation reserve..               -           66,388                 -           66,388
Other income................................              71               56               350               99
                                                    --------         --------          --------         --------
Income (loss) before income taxes...........          (1,014)          65,990            (1,676)          65,526
Income tax expense..........................             (45)             (55)              (90)            (110)
                                                    --------         --------          --------         --------
Net income (loss) ..........................     $    (1,059)    $     65,935       $    (1,766)     $    65,416
                                                      =====            =====             =====             =====
Income (loss) per common share:

Net income (loss) - basic........................$    (0.02)      $      1.43        $    (0.04)      $     1.42
                                                      =====             =====             =====            =====

Net income (loss) - assuming dilution............$    (0.02)      $      1.42        $    (0.04)      $     1.41
                                                      =====             =====              =====            =====
Weighted average shares outstanding:

Basic................................................  46,209           46,209            46,209           46,209
                                                       =====            =====             =====             =====
Diluted..............................................  46,361           46,279            46,421           46,270
                                                        =====            =====             =====            =====




The accompanying notes are an integral part of these consolidated financial statements.

                                  AMBASE CORPORATION AND SUBSIDIARIES
                          Consolidated Statement of Comprehensive Income (Loss)
                                 Second Quarter and Six Months Ended June 30
                                              (Unaudited)
                                             (in thousands)

                                                                                       Second Quarter             Six Months
                                                                                              2002                   2002
                                                                                             ======                 ======

Net loss............................................................................  $     (1,059)             $  (1,766)


Unrealized holding gains on investment securities - available for sale, net of tax..             9                     27
                                                                                          --------                --------

Comprehensive income (loss).........................................................   $    (1,050)              $ (1,739)
                                                                                            ======                  ======

The accompanying notes are an integral part of these consolidated financial statements.


                                           AMBASE CORPORATION AND SUBSIDIARIES
                                          Consolidated Statements of Cash Flows
                                                 Six Months Ended June 30
                                                       (Unaudited)
                                                     (in thousands)

                                                                                           2002               2001
                                                                                           ====               ====
Cash flows from operating activities:
Net income (loss).................................................................    $  (1,766)          $ 65,416
Adjustments to reconcile net income (loss) to net cash used by operations:
    Depreciation and amortization.................................................           39                  8
    Accretion of discount - investment securities.................................         (355)            (1,262)
Changes in other assets and liabilities:
    Other assets..................................................................           42                (21)
    Accounts payable and accrued liabilities......................................       (2,381)              (995)
    Litigation and contingency reserves uses......................................          (66)               (39)
    Reversal of withholding obligation reserve....................................            -            (66,388)
    Other liabilities.............................................................          390                284
                                                                                       --------           --------
Net cash used by operating activities.............................................       (4,097)            (2,997)
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       72,035             48,585
Purchases of investment securities - held to maturity.............................      (71,182)           (46,982)
Purchases of investment securities - available for sale...........................         (400)                 -
Fixed assets purchase.............................................................            -             (2,434)
Other, net........................................................................            -                  9
                                                                                       --------           --------
Net cash provided (used) by investing activities..................................          453               (822)
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (3,644)            (3,819)
Cash and cash equivalents at beginning of period..................................        6,130              4,844
                                                                                       --------           --------
Cash and cash equivalents at end of period........................................    $   2,486           $  1,025
                                                                                          =====              =====
Supplemental cash flow disclosures:
Income taxes paid................................................................     $     128           $    144
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

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its remaining assets and liabilities, including the contingent assets and alleged liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 2 - Legal Proceedings

The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves is regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At June 30, 2002, the litigation reserves were $1,405,000.

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

Investment securities - available for sale, consist of investments in equity securities held for an indefinite period and are carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

Investment securities consist of the following:

                                     June 30, 2002                                  December 31, 2001
                               ========================================================================================
                                               Cost or
                              Carrying       Amortized            Fair        Carrying      Amortized             Fair
(in thousands)                   Value            Cost            Value          Value           Cost             Value
                                ======         ======           =======         ======        ========            ======
Held to Maturity:
U.S. Treasury Bills
  maturing within
  one year                   $  39,734       $  39,734       $  39,736         $  40,232        $ 40,232        $   40,245

Available for Sale:
Equity Securities                  427             400             427                -               -                -
                             ----------      ----------     ----------       -----------      -----------      -----------
                             $  40,161       $  40,134       $  40,163         $  40,232        $  40,232       $   40,245
                               =======          =======         ======           ======            ======           ======

The gross unrealized gains and losses on investment securities, at June 30, 2002 and December 31, 2001 consist of the following:
(in thousands)                                                                                  2002         2001
                                                                                              =======       ======
Held to Maturity:.
Gross unrealized gains                                                                      $       2     $     13
                                                                                              =======       ======
Available for Sale:
Gross unrealized gains                                                                      $      27     $      -
                                                                                              =======       ======

Other investment securities consist of convertible preferred and common stock in AMDG, Inc., which were purchased through private placements, are classified as other assets, and are carried at cost which approximates market value; $350,000 at June 30, 2002 and December 31, 2001. No investment securities - available for sale were sold in the first six months of 2002.

                          AMBASE CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $30 million as of June 30, 2002 and December 31, 2001, respectively arising primarily from net operating loss ("NOL") carryforwards/carrybacks, alternative minimum tax ("AMT") credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the present time, has no basis to conclude that realization is more likely than not.

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

Based upon the Company's federal income tax returns as filed from 1993 to 2000 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at June 30, 2002 the Company has NOL carryforwards aggregating approximately $26.6 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

                           AMBASE CORPORATION AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements


Note 6 - Comprehensive Income

Comprehensive income (loss), for the second quarter and six months ending June 30, 2002, is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains on investment securities available for sale, as follows:

(in thousands)
                                                   Second Quarter                    Six Months
                                              ========================          ======================
                                              Unrealized        Accumulated      Unrealized        Accumulated
                                             Gains (Losses)        Other       Gains (Losses)         Other
                                             on Investment      Comprehensive    on Investment     Comprehensive
                                              Securities          Income          Securities          Income
                                               ========          ========          ========          ========
Balance beginning of period.................  $      18               18                 -                 -

Change during the period....................          9                9                27                 27
     .......................................   --------         --------          --------           --------
Balance end of period.......................  $      27               27                27                 27
                                                  =====            =====             =====              =====



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at June 30, 2002 aggregated $46,649,000 consisting principally of cash and cash equivalents of $2,486,000 and investment securities of $40,161,000. At June 30, 2002, the Company's liabilities, including reserves for litigation liabilities, described in Part II - Item 1, aggregated $10,375,000. Total stockholders equity was $36,274,000.

The Company has certain alleged liabilities and is a defendant in certain lawsuits. Based upon an assessment of these proceedings the Company believes the ultimate outcome of the proceedings will not have a material adverse effect on its financial condition and results of operations. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. At June 30, 2002, the litigation reserves were $1,405,000. For a discussion of alleged liabilities and lawsuits see Part II - Item 1.

For the six months ended June 30, 2002, cash of $4,097,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income. The cash needs of the Company for the first six months of 2002 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2002.

For the six months ended June 30, 2001, cash of $2,997,000 was used by operations, partially offset by the receipt of interest income including the payment of prior year accruals and operating expenses.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent assets and alleged litigation liabilities. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements.

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

The Company has made no purchases under its common stock repurchase plan as of June 30, 2002. There are no material commitments for capital expenditures as of June 30, 2002. Inflation has had no material impact on the business and operations of the Company.

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Act"), and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. The forward-looking statement may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets,
(iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) general economic conditions,
(vi) changes in the rate of inflation and the related impact on the securities markets, (vii) changes in federal and state tax laws, and (viii) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

Results of Operations for the Second Quarter and Six Months ended June 30, 2002

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

The Company recorded a net loss of $1,059,000 or $0.02 per share and $1,766,000 or $0.04 per share for the second quarter and six months ended June 30, 2002, respectively. For the second quarter and six months ended June 30, 2001, the Company recorded net income of $65,935,000 or $1.43 per share and net income of $65,416,000 or $1.42 per share respectively. The second quarter and six months periods ended June 30, 2001 include non-recurring other income representing the reversal of the Withholding Obligation reserve. Excluding this other income the Company would have reported a net loss of $453,000 and $972,000, for the second quarter and six months ended June 30, 2001, respectively.

Compensation and benefits increased slightly to $867,000 and $1,798,000 in the second quarter and six months ended June 30, 2002, respectively, compared with $826,000 and $1,710,000 in respective 2001 periods. The slight increases were principally the result of a higher level of benefit accruals.

Professional and outside services were $309,000 in the second quarter ended June 30, 2002, and $430,000 in the six months ended June 30, 2002, compared to $326,000 and $391,000 in the respective 2001 periods. The increase in the 2002 six month period is due to an increase in tax related professional fees.

Occupancy expenses decreased to $19,000 and $41,000 in the second quarter and six months ended June 30, 2002, respectively compared with $44,000 and $67,000 in the respective 2001 periods principally due to the costs related to office relocation in the 2001 periods. Occupancy expenses have not been reduced by tenant reimbursements or rental income, which are included with other income in the Consolidated Statement of Operations.

Interest income in the second quarter and six months ended June 30, 2002 decreased to $189,000 and $381,000 respectively, from $782,000 and $1,313,000 in the respective 2001 periods. The decrease is principally due to a significant decrease in the yield on investments in 2002 as compared to the 2001 periods and to a lesser extent a decrease in the average level of investments held.

Other income of $71,000 for the second quarter ended June 30, 2002 is principally attributable to rental income earned. Other income of $350,000 for the six month period ended June 30,2002 is principally attributable to a collection of $205,000 on an investment previously written off and rental income earned. Other income of $56,000 and $99,000 in second quarter and six months ended June 30, 2001, respectively, is attributable to rental income earned during the period of building ownership and the collection of a receivable previously considered uncollectible.

As further noted above the second quarter and six month periods ended June 30, 2001 include a $66,388,000 Withholding Obligation reserve reversal which is reflected as other income in the Consolidated Statement of Operations.

The income tax provisions of $45,000 and $90,000 in the second quarter and six months ended June 30, 2002, respectively and $55,000 and $110,000 for the second quarter and six months ended June 30, 2001, respectively periods are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at June 30, 2002 and December 31, 2001 with maturity dates of less than one year consist of the following:

                                                               2002                                 2001
                                                         =================                   =================
                                                    Carrying            Fair            Carrying          Fair
                                                     Value              Value            Value            Value
(in thousands)                                     -----------        ---------        -----------      ---------


U.S. Treasury Bills.........................        $  39,734         $  39,736        $   40,232       $  40,245
                                                       =======          =======           =======         =======

Weighted average interest rate..............             1.72%                             1.87%
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

The Company has made no purchases under its common stock repurchase plan as of June 30, 2002.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2001 and in AmBase's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2002 are incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in those reports. There have been no material developments in such legal proceedings, except as set forth below.

(a) Marshall Manley v. AmBase Corporation. Manley has filed an appeal to the Second Circuit Court of Appeals. The Company intends to vigorously oppose the appeal. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey of approximately $2.4 million plus interest arguing that he served at such firm at the request of the Company.

The allegations and claims against the Company, as noted above, are material and, if successful, could result in substantial judgments against the Company. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion to their probable outcome.

(b) AmBase Corporation v. City Investing Company Liquidating Trust, et al. - Marshall Manley litigation. In response to a motion for summary judgment filed by the Trust, the Company filed its own motion for summary judgment. In July 2002 the district court dismissed the Company's complaint. The Company is presently reviewing its options.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on May 17, 2002, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against, and withheld, as well as the number of abstentions to each proposal are set forth below.

A vote was taken for the election of two Directors of the Company to hold office for a three year term and until their respective successors shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for each nominee were as follows:

      Nominee                                     For               Withheld
================                              =========            =========
Richard A. Bianco                             42,733,140             445,027
John B. Costello                              42,733,811             444,356

There were no broker non-votes.

A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 2002. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

    For                         Against                   Abstain
 =========                     =========                 =========
 43,087,376                      54, 788                    36,003

There were no broker non-votes.

The foregoing proposals are described more fully in the Company's definitive proxy statement, filed with the Securities and Exchange Commission on March 28, 2002 pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Date: July 26, 2002