Form 10-Q
period 2002-09-30
AMBASE CORP
filed 2002-11-12
CIK 20639

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                         For the quarterly period ended September 30, 2002

                                       or

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

YES   X          NO
    -------        -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 at the Exchange Act).

YES              NO   X
    -------        -------

At September 30, 2002, there were 46,208,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2002

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


PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.................................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..................................................8

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................11

Item 4.      Controls and Procedures.............................................................................11

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................12

Item 6.      Exhibits and Reports on Form 8-K....................................................................12

Signatures.......................................................................................................13

Certifications...................................................................................................13


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AMBASE CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
                       (in thousands, except for share amounts)

                                                                                  September 30,       December 31,
                                                                                           2002               2001

                                                                                    (unaudited)
                                                                                       ========          =========


Assets:
Cash and cash equivalents.........................................................    $   1,617        $     6,130
Investment securities:
    Held to maturity (market value $39,843 and $40,245, respectively).............       39,841             40,232
    Available for sale, carried at fair value ....................................          398                  -
                                                                                       --------           --------
Total investment securities.......................................................       40,239             40,232
                                                                                       --------           --------
Fixed assets, net of accumulated depreciation of $147 and $89, respectively.......        2,366              2,424
Investment in SDG, Inc. at cost...................................................            -              1,250
Other assets......................................................................           58                409
                                                                                       --------           --------

Total assets......................................................................   $   44,280           $ 50,445
                                                                                          =====              =====
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $    1,172        $     3,267
Supplemental retirement plan......................................................        7,377              6,682
Postretirement welfare benefits...................................................          815                913
Other liabilities.................................................................           88                 99
Litigation reserves...............................................................        1,353              1,471
                                                                                       --------           --------
Total liabilities.................................................................       10,805             12,432
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
  46,335,007 issued)..............................................................          463                463
Paid-in capital...................................................................      547,940            547,940
Accumulated other comprehensive income (loss).....................................           (2)                 -
Accumulated deficit...............................................................     (514,279)          (509,743)
Treasury stock, at cost 126,488 shares............................................         (647)              (647)
                                                                                       --------           --------
Total stockholders' equity........................................................       33,475             38,013
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   44,280           $ 50,445
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                      (in thousands, except per share data)



                                                            Third Quarter                      Nine Months
                                                        2002             2001              2002             2001
                                                        ====             ====              ====             ====
Operating expenses:

Compensation and benefits...................      $      872      $       762       $     2,670      $     2,472
Professional and outside services...........             431              290               861              681
Insurance...................................              15               23                60               51
Occupancy...................................              33               33                74              100
Other operating.............................              47               64               140              142
                                                    --------         --------          --------         --------
                                                       1,398            1,172             3,805            3,446
                                                    --------         --------          --------         --------
Operating loss..............................          (1,398)          (1,172)           (3,805)          (3,446)
                                                    --------         --------          --------         --------
Interest income.............................             189              432               570            1,745
Reversal of withholding obligation reserve..               -                -                 -           66,388
Other income................................              83               67               433              166
Write down of investments (see note 4)......          (1,600)               -            (1,600)               -
                                                    --------         --------          --------         --------
Income (loss) before income taxes...........          (2,726)            (673)           (4,402)          64,853
Income tax expense..........................             (44)             (44)             (134)            (154)
                                                    --------         --------          --------         --------
Net income (loss) ..........................     $    (2,770)     $      (717)      $    (4,536)     $    64,699
                                                       =====            =====             =====            =====

Income (loss) per common share:

Net income (loss) - basic........................$     (0.06)     $     (0.02)     $      (0.10)     $      1.40
                                                        =====            =====            =====            =====

Net income (loss) - assuming dilution............$     (0.06)     $     (0.02)     $      (0.10)     $      1.40
                                                        =====           =====             =====            =====
Weighted average shares outstanding:

Basic................................................  46,209           46,209             46,209          46,209
                                                        =====            =====             =====            =====
Diluted..............................................  46,339           46,279             46,379          46,270
                                                        =====            =====             =====            =====




The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)





                                                                                      Third Quarter         Nine Months
                                                                                               2002                2002
                                                                                             ======              ======
Net loss............................................................................  $     (2,770)         $   (4,536)

Unrealized holding losses on investment securities - available for sale, net of tax.          ( 29)                 (2)
                                                                                            --------          --------

Comprehensive income (loss).........................................................  $     (2,799)         $   (4,538)
                                                                                             ======             ======

The accompanying notes are an integral part of these consolidated financial statements.



                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)







                                                                                           2002               2001
                                                                                           ====               ====

Cash flows from operating activities:

Net income (loss).................................................................    $  (4,536)          $  64,699
Adjustments to reconcile net income (loss) to net cash used by operations:
    Depreciation and amortization.................................................           59                 37
    Accretion of discount - investment securities.................................         (528)            (1,702)
Changes in other assets and liabilities:
    Write down of investments.....................................................        1,600                  -
    Other assets..................................................................          (11)                (8)
    Accounts payable and accrued liabilities......................................       (2,095)              (664)
    Litigation and contingency reserves uses......................................         (118)               (74)
    Reversal of withholding obligation reserve....................................            -          (  66,388)
    Other liabilities.............................................................          589                411

                                                                                       --------           --------
Net cash used by operating activities.............................................       (5,040)            (3,689)
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       88,800             60,295
Purchases of investment securities - held to maturity.............................      (87,881)           (57,569)
Purchases of investment securities - available for sale...........................         (400)                 -
Fixed assets purchase.............................................................            -             (2,434)
Other, net........................................................................            8                  9
                                                                                       --------           --------
Net cash provided by investing activities.........................................          527                301
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (4,513)            (3,388)
Cash and cash equivalents at beginning of period..................................        6,130              4,844
                                                                                       --------           --------

Cash and cash equivalents at end of period........................................    $   1,617           $  1,456

                                                                                          =====              =====
Supplemental cash flow disclosures:

Income taxes paid.................................................................    $      157          $    177

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

Note 2 - Legal Proceedings

The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves is regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At September 30, 2002, the litigation reserves were $1,353,000.

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

Investment securities consist of the following:




                                        September 30, 2002                                 December 31, 2001
                             ======================================           ======================================
                                               Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized         Fair
(in thousands)                   Value            Cost         Value             Value           Cost        Value

                                ======          ======        ======            ======         ======       ======
Held to Maturity:
U.S. Treasury Bills
  maturing within

  one year                   $  39,841       $   39,841     $ 39,843           $ 40,232       $ 40,232      $ 40,245


Available for Sale:
Equity Securities                  398              400          398                  -                -            -
                             ----------         ---------    ----------      -----------     -----------   ----------
                             $  40,239       $   40,241    $  40,241         $  40,232      $  40,232     $   40,245
                                ======           ======       ======            ======         ======         ======

The gross unrealized gains and losses on investment securities, at September 30, 2002 and December 31, 2001 consist of the following:

(in thousands)                                                                                 2002         2001

                                                                                              =======       ======
Held to Maturity:.
Gross unrealized gains                                                                      $       2     $     13
                                                                                              =======       ======
Available for Sale:
Gross unrealized gains (losses)                                                             $      (2)    $      -
                                                                                              =======       ======

No investment securities - available for sale were sold in the first nine months of 2002. At December 31, 2001, other investment securities of $350,000 consisted of convertible preferred and common stock in AMDG, Inc. ("AMDG"), which were purchased through private placements, classified as other assets, and carried at cost.

In September 2002, in connection with the ongoing evaluation of its investments, the Company determined the value of its investments in SDG, Inc., ("SDG") and AMDG has been other than temporarily impaired. Under GAAP, if an investment is other than temporarily impaired, the Company is required to reflect an adjustment in their Financial Statements. Accordingly, the Company recorded a write-down of its investments in SDG and AMDG of $1,250,000 and $350,000, respectively.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $31 million as of September 30, 2002 and $30 million as of December 31, 2001, respectively arising primarily from net operating loss ("NOL") carryforwards/carrybacks, alternative minimum tax ("AMT") credits and the excess of book over tax reserves (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the present time, has no basis to conclude that realization is more likely than not.

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

Based upon the Company's federal income tax returns as filed from 1993 to 2001 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at September 30, 2002 the Company has NOL carryforwards aggregating approximately $30.6 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 6 - Comprehensive Income

Comprehensive income (loss), for the third quarter and nine months ended September 30, 2002, is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains on investment securities available for sale, as follows:




(in thousands)                                          Third Quarter                      Nine Months
                                                  ========================           ======================
                                              Unrealized        Accumulated      Unrealized        Accumulated
                                              Gains (Losses)       Other         Gains (Losses)      Other
                                             on Investment      Comprehensive    on Investment     Comprehensive
                                               Securities          Income          Securities        Income
                                               ========           ========           ========        ========

Balance beginning of period.................  $       27        $       27       $          -      $        -

Change during the period....................         (29)              (29)                (2)             (2)
                                                 --------          --------           --------        --------
Balance end of period.......................  $       (2)      $        (2)      $         (2)     $       (2)

                                                    =====             =====              =====           =====


Note 7 - Subsequent Events

In October 2002 the Company, through a wholly-owned subsidiary, entered into a contract to purchase a 38,000 square foot office building in Greenwich, CT for investment purposes. The purchase price is approximately $17,250,000 and will be financed using the Company's currently available funds.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Item 1, herein.

FINANCIAL CONDITION

The Company's assets at September 30, 2002 aggregated $44,280,000 consisting principally of cash and cash equivalents of $1,617,000 and investment securities of $40,239,000. At September 30, 2002, the Company's liabilities, including reserves for litigation liabilities, described in Part II - Item 1, aggregated $10,805,000. Total stockholders equity was $33,475,000.


The Company has certain alleged liabilities and is a defendant in certain lawsuits. Based upon an assessment of these proceedings the Company believes the ultimate outcome of the proceedings will not have a material adverse effect on its financial condition and results of operations. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment, and is a matter of opinion. At September 30, 2002, the litigation reserves were $1,353,000. For a discussion of alleged liabilities and lawsuits see Part II - Item 1.

For the nine months ended September 30, 2002, cash of $5,040,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income. The cash needs of the Company for the first nine months of 2002 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2002.

For the nine months ended September 30, 2001, cash of $3,689,000 was used by operations, partially offset by the receipt of interest income including the payment of prior year accruals and operating expenses.


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

In connection with an escrow account established by Zurich SF Holdings LLC ("SF Holdings") pursuant to a June 2000 settlement agreement with SF Holdings, the Company requested, in December 2001, the payment of approximately $1,500,000 from the escrow account for reimbursement of certain expenses previously paid by the Company (the "Escrow Request"). SF Holdings refused to release escrow funds for the payment of these expenses. As a result of SF Holdings' refusal, the Escrow Request was arbitrated in accordance with the settlement agreement. In October 2002 an arbitrator denied the Company's Escrow Request and ordered that the Company pay SF Holdings' arbitration expenses of approximately $520,000, which is currently under review. Based on the arbitrator's decision, the escrow account was terminated and the remaining escrow funds were delivered to SF Holdings in accordance with the agreement.

The Company owns a 14,500 square feet office building in Greenwich, CT. The Company utilizes 2,100 square feet for its executive offices and leases the remaining approximately 12,400 square feet of office space to unaffiliated third parties.


In October 2002 the Company, through a wholly-owned subsidiary, entered into a contract to purchase a 38,000 square foot office building in Greenwich, CT for investment purposes. The purchase price is approximately $17,250,000 and will be financed using the Company's currently available funds. The Company has made no purchases under its common stock repurchase plan as of September 30, 2002. Except for the purchase of this building, there are no additional material commitments for capital expenditures as of September 30, 2002. Inflation has had no material impact on the business and operations of the Company.

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. The forward-looking statement may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in regulatory requirements which could affect the cost of doing business, (v) general economic conditions, (vi) changes in the rate of inflation and the related impact on the securities markets, (vii) changes in federal and state tax laws, and (viii) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

Results of Operations for the Third Quarter and Nine Months ended September 30, 2002

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

The Company recorded a net loss of $2,270,000 or $0.06 per share and $4,536,000 or $0.10 per share for the third quarter and nine months ended September 30, 2002, respectively. The third quarter and nine month periods ended September 30, 2002, include a charge of $1,600,000 to reflect a write down of the Company's investments in AMDG and SDG, as further described below. For the third quarter ended September 30, 2001, the Company recorded a net loss of $717,000 or $0.02 per share. For the nine months ended September 30, 2001, the Company recorded net income of $64,699,000 or $1.40 per share, which includes non-recurring other income representing the reversal of a withholding obligation reserve. Excluding this other income the Company would have reported a net loss of $1,689,000 for the nine months ended September 30, 2001.

Compensation and benefits increased to $872,000 and $2,670,000 in the third quarter and nine months ended September 30, 2002, respectively, compared with $762,000 and $2,472,000 in respective 2001 periods. The increases were principally the result of a higher level of benefit accruals.

Professional and outside services were $431,000 in the third quarter ended September 30, 2002, and $861,000 in the nine months ended September 30, 2002, compared to $290,000 and $681,000 in the respective 2001 periods. The increase in the 2002 periods is due to increases in legal and tax related professional fees.

Occupancy expenses decreased to $74,000 in the nine month period ended September 30, 2002, compared with $100,000 in the respective 2001 period principally due to the costs related to office relocation incurred in the 2001 period. Occupancy expenses have not been reduced by tenant reimbursements or rental income, which are included with other income in the Consolidated Statement of Operations.

Interest income in the third quarter and nine months ended September 30, 2002 decreased to $189,000 and $570,000 respectively, from $432,000 and $1,745,000 in the respective 2001 periods. The decrease is principally due to a significant decrease in the yield on investments in 2002 as compared to the 2001 periods and to a lesser extent a decrease in the average level of investments held.

Other income of $83,000 for the third quarter ended September 30, 2002 is principally attributable to rental income earned. Other income of $433,000 for the nine month period ended September 30, 2002 is principally attributable to a collection of $205,000 on an investment previously written off and rental income earned. Other income of $67,000 and $166,000 in third quarter and nine months ended September 30, 2001, respectively, is attributable to rental income earned during the period of building ownership and the collection of a receivable previously considered uncollectible.

As further noted above the nine month period ended September 30, 2001 includes a $66,388,000 withholding obligation reserve reversal which is reflected as other income in the Consolidated Statement of Operations.

In September 2002, in connection with the ongoing evaluation of its investments, the Company determined the value of its investments in SDG and AMDG has been other than temporarily impaired. Under GAAP, if an investment is other than temporarily impaired, the Company is required to reflect an adjustment in their Financial Statements. Accordingly, the Company recorded a write-down of its investments in SDG and AMDG of $1,250,000 and $350,000, respectively.

Factors considered in the Company's decision to write down these investments included, in part, the general inactive status of SDG's and AMDG's clinical testing, as well as SDG's and AMDG's current financial condition. The Company is not selling or disposing of its investments in SDG or AMDG and remains hopeful that it will be able to fully realize its investment value. In September 2000, the Company filed a lawsuit against SDG, AMDG and certain of its officers and directors to pursue claims against the parties, including but not limited to SDG's failure to honor a contract which granted the Company the exclusive right to act as the exclusive investment banking/financial advisor to SDG, and all of its subsidiaries and affiliates. See Part II - Item I, Legal Proceedings, for further information. The Company will continue to monitor the status of its SDG and AMDG investments and vigorously pursue recovery of its legal claims. However, there can be no assurance that the Company will be able to recoup all or any part of its investment in these companies.

The income tax provisions of $44,000 and $134,000 in the third quarter and nine months ended September 30, 2002, respectively and $44,000 and $154,000 for the third quarter and nine months ended September 30, 2001, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at September 30, 2002 and December 31, 2001 with maturity dates of less than one year consist of the following:




                                                               2002                              2001
                                                         =================                =================
                                                   Carrying           Fair          Carrying         Fair
                                                     Value            Value           Value          Value
(in thousands)                                    ----------        --------       ----------       -------


U.S. Treasury Bills.........................     $   39,841        $  39,843       $   40,232      $ 40,245
                                                    =======          =======          =======       =======

Weighted average interest rate..............          1.65%                             1.87%
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

ITEM 4.  CONTROLS AND PROCEDURES


The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. - Marshall Manley litigation. In July 2002 the district court dismissed the Company's complaint after which the Company filed a motion for reconsideration, which was denied by the district court. The Company has determined that it is not in its best interest to pursue an appeal of this matter.

Litigation with SDG, Inc.- In September 2000, the Company filed a lawsuit in the United States District Court for the District of Connecticut (Case No. 3:00CV1694 (DJS)) against SDG Inc. ("SDG"), AMDG Inc. ("AMDG") and certain of their respective officers and directors to pursue various claims against such parties, including, but not limited to, the claim that SDG failed to honor a binding contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and its subsidiaries and affiliates. The defendants have filed various counterclaims which the Company believes are without merit. The Company will continue to monitor the status of SDG and AMDG and vigorously pursue the matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's investments in SDG and AMDG

Supervisory Goodwill Litigation. - In August 2002, both the Court of Appeals for the Federal Circuit and the Court of Federal Claims issued decisions addressing Takings Clause claims advanced by shareholders of failed thrifts. Castle v. United States, 301F. 3d 1328 (Fed. Cir. 2002); Bailey v. United States, 53 Fed. C1. 251, 2002 U.S. Claims LEXIS 203 (Fed. C1. Aug.14, 2002). On September 11, 2002, the Company submitted a motion for leave to file a memorandum of law addressing the relevance of these decisions to the Company's pending Takings Clause claim, attached to which was a copy of the Company's memorandum. On September 26, 2002, the Department of Justice ("DOJ") opposed the Company's motion for leave to file this memorandum. On September 30, 2002, the Federal Deposit Insurance Corporation ("FDIC"), as the plantiff-intervenor in the case, filed a brief in response to the Company's memorandum of law. On October 9, 2002, the Court partially granted the Company's motion for leave to file a memorandum of law addressing these recent decisions, but required the memorandum to be no greater than 20 pages in length and to focus exclusively on issues relating to liability under the Takings Clause, rather than on issues relating to the payment of compensation. The Court also provided that any response to this motion be filed within 14 days of the service of the Company's memorandum. In accordance with the Court's Order, on October 17, 2002, the Company filed a revised memorandum of law addressing these recent decisions. In October 2002, the DOJ filed a response to the Company's memorandum.

Item 5.       OTHER INFORMAITON

In October 2002 the Company, through a wholly-owned subsidiary, entered into a contract to purchase a 38,000 square foot office building in Greenwich, CT for investment purposes. The purchase price is approximately $17,250,000 and will be financed using the Company's currently available funds.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K


      None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMBASE CORPORATION



By    /s/JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Duly Authorized Officer and Principal Financial and
      Accounting Officer)

Date: November 12, 2002

                                  CERTIFICATION


I, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmBase
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 12, 2002
                               /s/ Richard A. Bianco
                               Richard A. Bianco
                               Chairman, President and Chief Executive Officer

                                  CERTIFICATION


I, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AmBase Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 12, 2002

                        /s/John P. Ferrara
                        John P. Ferrara
                        Vice President, Chief Financial Officer, and Controller