Form 10-K
period 2002-12-31
AMBASE CORP
filed 2003-03-27
CIK 20639

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K


(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002
                       OR
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (203) 532-2000

   Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes             No       X
     --------       -------------

At February 28, 2003, there were 46,208,519 shares of registrant's Common Stock outstanding. At June 28, 2002 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.99 per share, was approximately $35 million. The Common Stock constitutes registrant's only outstanding security.

Portions of the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 31.

AmBase Corporation

Annual Report on Form 10-K
December 31, 2002

TABLE OF CONTENTS                                                                                              Page
------------------                                                                                             ------

PART I

Item 1.       Business............................................................................................1

Item 2.       Properties..........................................................................................2

Item 3.       Legal Proceedings...................................................................................2

Item 4.       Submission of Matters to a Vote of Security Holders.................................................2

              Executive Officers of the Registrant................................................................2


PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters...............................3

Item 6.       Selected Financial Data.............................................................................4

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............4

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..........................................9

Item 8.       Financial Statements and Supplementary Data........................................................10

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............30


PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................30

Item 11.      Executive Compensation.............................................................................30

Item 12.      Security Ownership of Certain Beneficial Owners & Management & Related Stockholder Matters.........30

Item 13.      Certain Relationships and Related Transactions.....................................................30

Item 14.      Controls & Procedures..............................................................................30


PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................31


PART I

ITEM 1.       BUSINESS

AmBase Corporation (the "Company") was incorporated as a Delaware corporation in 1975 by the City Investing Company ("City") as the holding company for The Home Insurance Company, and its affiliated property and casualty insurance companies ("The Home"). In 1985, City, which owned all the outstanding shares of the Common Stock of the Company, distributed the Company's shares to City's common stockholders. The Home was sold in February 1991.

In August 1988, the Company acquired Carteret Bancorp Inc. Carteret Bancorp Inc., through its principal wholly owned subsidiary, Carteret Savings Bank, FA ("Carteret"), was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing. On December 4, 1992, the Office of Thrift Supervision ("OTS") placed Carteret in receivership under the management of the Resolution Trust Corporation ("RTC") and a new institution, Carteret Federal Savings Bank, was established to assume the assets and certain liabilities of Carteret. Following the seizure of Carteret, the Company was deregistered as a savings and loan holding company by the OTS, although the OTS retains jurisdiction for any regulatory violations prior to deregistration. See
Part II - Item 8 - Note 10 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill litigation.

In  December  1997,  the  Company  formed a new  wholly  owned  subsidiary,  SDG
Financial Corp. ("SDG Financial"), to pursue merchant banking activities. SDG Financial purchased an equity interest in SDG, Inc. and was granted the exclusive right to act as the investment banking/financial advisor to SDG, Inc. and all of its subsidiaries and affiliates. The Company also purchased convertible preferred and common stock in AMDG, Inc. ("AMDG"), a majority owned subsidiary of SDG, Inc., SDG and AMDG are development stage pharmaceutical companies. In September 2002 the Company recorded a write down of its investments in SDG and AMDG, see Part II - Item 7 - Results of Operations, for further information.

In December 2002, the Company, through a wholly owned subsidiary, purchased a 38,000 square foot office building in Greenwich, Connecticut for investment purposes. The purchase price was approximately $17,291,000 and was financed using currently available funds. The Company also owns a 14,500 square foot office building in Greenwich, Connecticut.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company's main source of operating revenue is rental income received on real estate owned. The Company also earns non-operating revenue principally consisting of interest income earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets and alleged litigation liabilities, as described in Part II - Item 8 - Note 10 to the Company's consolidated financial statements. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 5 employees at December 31, 2002.


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
           Attention:  Shareholder Services
           (800) 937-5449 or (718) 921-8200 Ext. 6820

Copies of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements can also be obtained directly from the Company free of charge by sending a request to the Company by mail as follows:

           AmBase Corporation
           100 Putnam Green, 3rd Floor
           Greenwich, CT 06830
           Attn: Shareholder Services

In addition, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission ("SEC") EDGAR Database over the World Wide Web at www.sec.gov. Materials filed with the SEC may also be read or copied by visiting the SEC's Public Reference Room, 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

ITEM 2.       PROPERTIES

The Company  owns two office  buildings  in  Greenwich,  Connecticut.  The first building is approximately 14,500 square feet, is substantially leased to unaffiliated third parties with a small amount utilized by the Company for its executive offices. The second building, purchased in December 2002, is approximately 38,000 square feet and is fully leased to unaffiliated third parties.

ITEM 3.       LEGAL PROCEEDINGS

The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves are regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At December 31, 2002, the litigation reserves were $1,290,000. See Part II - Item 8 - Note 10 to the Company's consolidated financial statements for a discussion of the Company's legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Each executive officer is elected to serve in the executive officer capacity set forth opposite his respective name until the next Annual Meeting of Stockholders. The Company is not aware of any family relationships between any of the executive officers or directors of the Company.

Set forth below is a list of executive officers of the Company at December 31, 2002:


Name                                    Age                            Title
====                                    ===                            ==========
Richard A. Bianco                        55                            Chairman, President and
                                                                       Chief Executive Officer of
                                                                       AmBase Corporation

John P. Ferrara                          41                            Vice President, Chief Financial Officer
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

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

The Common Stock of the Company trades through one or more market makers, with quotations made available in the "pink sheets" published by the National Quotation Bureau, Inc. ("Pink Sheets"), under the symbol ABCP. The sales prices per share for the Company's Common Stock represent the range of the reported high and low bid quotations as indicated in the Pink Sheets or as communicated orally to the Company by market makers. Such prices reflect interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                      2002                                        2001
                                                =====================                     =====================
                                                High              Low                     High              Low
                                                ====             ====                     ====             ====
First Quarter.......................       $    1.60          $  1.11                 $   0.79          $  0.56
Second Quarter......................            1.44             0.95                     0.99             0.57
Third Quarter.......................            1.10             0.91                     1.06             0.86
Fourth Quarter......................            0.97             0.88                     1.08             0.85

As of January 31, 2003, there were approximately 17,000 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 2002 or 2001. The Company does not intend to declare or pay dividends in the foreseeable future.

For information concerning the Company's stockholder rights plan and common stock repurchase plan, see Part II - Item 8 - Note 5 to the Company's consolidated financial statements.

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2002 as follows:

                         Shares to be issued          Weighted average
(shares in               upon exercise of             exercise price of            Shares available for
thousands)               outstanding options          outstanding options          future issuance
==========               ===================          ===================          ====================

Plans approved
   by stockholders                     1,170           $            1.20                          3,905
                                                      ===================
Plan not approved
   by stockholders                         -                                                        110
                        ---------------------                                      ---------------------
Total                                  1,170           $            1.20                          4,015
                        =====================         ===================          =====================


Plan not approved by stockholders:

The Company has 110,000 shares of common stock reserved for issuance under the AmBase Corporation Stock Bonus Plan (the "Stock Bonus Plan"), which was approved for adoption by the Board of Directors of the Company in 1989. The purpose of the Stock Bonus Plan is to encourage individual performance and to reward eligible employees whose performance, special achievements, longevity of service to the Company or suggestions make a significant improvement or contribution to the growth and profitability of the Company. The Stock Bonus Plan is administered by the Personnel Committee of the Board of Directors. Members of the Personnel Committee are not eligible for an award pursuant to the Stock Bonus Plan. The Company's President may also designate eligible employees to receive awards, which awards are not to be in excess of 100 shares of Common Stock. No fees or expenses of any kind are to be charged to a participant. Any employee of the Company, except for certain officers or directors of the Company, are eligible to receive shares under the Stock Bonus Plan. Distributions of shares may be made from authorized but unissued shares, treasury shares or shares purchased on the open market.

ITEM 6.       SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Part II - Item 8 of this Form 10-K.

                                                                        Years ended December 31
                                                  =================================================================

(in thousands, except per share data)                 2002           2001         2000         1999            1998
                                                      ====           ====         ====         ====            ====
Operating revenue ..........................      $    477       $    179     $      -      $     -        $      -
Interest income.............................           705          2,099        2,795        2,166           2,430
Net income (loss)...........................        (5,133)        62,110        5,174       (4,515)            181
                                                    ======          ======      ======       ======           =====
Net income (loss) per common share
Basic.......................................      $  (0.11)       $  1.34     $   0.11       $(0.10)       $      -
Assuming dilution...........................         (0.11)          1.34         0.11        (0.10)              -
                                                    ======         ======       ======       ======           ======
Dividends ..................................             -              -            -            -               -
                                                    ======         ======       ======       ======           ======
Total assets ...............................      $ 43,656       $ 50,445     $ 53,102      $47,678        $  51,638
Total stockholders' equity..................        32,902         38,013      (24,097)     (29,424)         (25,000)
                                                    ======         ======       ======       ======           ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

Financial Condition and Liquidity

The Company's assets at December 31, 2002, aggregated $43,656,000, consisting principally of cash and cash equivalents of $4,918,000, investment securities of $18,880,000 and real estate owned of $19,622,000. At December 31, 2002, the Company's liabilities, including reserves for litigation liabilities, as further described in Part II - Item 8 - Note 10 to the Company's consolidated financial statements, aggregated $10,754,000. Total stockholders equity was $32,902,000.

At December 31, 2002, the litigation reserves were $1,290,000. For a discussion of alleged liabilities, lawsuits and governmental proceedings, see Part II -
Item 8 - Note 10.

The liability for the supplemental retirement plan (the" Supplemental Plan"), which is accrued but not funded, increased to $7,608,000 at December 31, 2002 from $6,682,000 at December 31, 2001. The Supplemental Plan liability reflects the actuarially determined Accrued Pension Costs in accordance with GAAP. The increased liability is the result of an additional year of accrued service and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed. See Part II - Item 8 - Note 6 for further details.

The decrease in the liability for postretirement welfare benefits in 2002 compared to 2001 is due to the termination of the postretirement welfare plans. The Company has no further liability for postretirement welfare benefits. See
Part II - Item 8 - Note 7 for further details.

For the year ended December 31, 2002, cash of $5,936,000 was used by operations, including the payment of operating expenses and prior year accruals, partially offset by the receipt of interest income. The cash needs of the Company for 2002 were principally satisfied by interest income received on investment securities and cash equivalents, the Company's financial resources and rental income. Management believes that the Company's cash resources are sufficient to continue operations for 2003.

For the year ended December 31, 2001, cash of $4,640,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income. The cash needs of the Company for 2001 were principally satisfied by interest income received on investment securities and cash equivalents, and the Company's financial resources.

For the year ended December 31, 2000, cash of $2,590,000 was provided by operating activities, mainly due to the receipt of funds in connection with the SF Holdings litigation settlement offset by the payment of expenses, payment of other liabilities, and payments charged against litigation reserves. The cash needs of the Company in 2000 were principally satisfied by proceeds received in connection with the SF Holdings litigation settlement, and interest income received on investment securities and cash equivalents.

The Company owns a 14,500 square foot office building in Greenwich, Connecticut. The Company utilizes 2,100 square feet for its executive offices and leases the remaining approximately 12,400 square feet of office space to unaffiliated third parties.

In December 2002 the Company, through a wholly owned subsidiary, purchased a 38,000 square foot office building in Greenwich, Connecticut for investment purposes. The purchase price was approximately $17,291,000 and was financed using currently available funds.

In connection with an escrow account established by Zurich SF Holdings LLC ("SF Holdings") pursuant to a June 2000 settlement agreement with SF Holdings, the Company requested, in December 2001, the payment of approximately $1,500,000 from the escrow account for reimbursement of certain expenses previously paid by the Company (the "Escrow Request"). SF Holdings refused to release escrow funds for the payment of these expenses. As a result of SF Holdings' refusal, the Escrow Request was arbitrated in accordance with the settlement agreement. In October 2002, an arbitrator denied the Company's Escrow Request and ordered that the Company pay SF Holdings' arbitration expenses of approximately $520,000, which were paid by the Company in December 2002. Based on the arbitrator's decision, the escrow account was terminated and the remaining escrow funds were delivered to SF Holdings in accordance with the agreement.

The Company has made no purchases under its common stock repurchase plan as of December 31, 2002. There are no additional material commitments for capital expenditures as of December 31, 2002. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets and alleged litigation liabilities. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. Management of the Company in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At December 31, 2002, the litigation reserves were $1,290,000. For a discussion of alleged liabilities, lawsuits and proceedings, and a discussion of the Supervisory Goodwill litigation, see Part II - Item 8 -
Note 10 to the Company's consolidated financial statements.

Results of Operations

Summarized financial information for the operations of the Company for the years ended December 31 is as follows:


(in thousands)                                                              2002             2001              2000
                                                                            ====             ====              ====
Revenues:
Rental income                                                           $    477         $    179          $      -
                                                                        --------         --------          --------
Operating expenses:
Compensation and benefits.....................................             3,515            5,021             3,507
Professional and outside services.............................             1,641            1,020             2,051
Property operating & maintenance..............................               130              117                91
Depreciation .................................................                74               57                16
Insurance.....................................................                73               65                60
Other operating...............................................               106              126               127
                                                                        --------         --------          --------
                                                                           5,539            6,406             5,852
                                                                        --------         --------          --------
Operating loss................................................            (5,062)          (6,227)           (5,852)
                                                                        --------         --------          --------
Interest income...............................................               705            2,099             2,795
Other income - termination of postretirement welfare plans....               788                -                -
Other income..................................................               215               75               186
Reversal of withholding obligation reserve....................                 -           66,388
Other income - litigation settlement..........................                 -                -             8,250
Write down of investments.....................................            (1,600)               -                 -
                                                                        --------         --------          --------
Income (loss) before income taxes.............................            (4,954)          62,335             5,379
Income tax expense............................................              (179)            (225)             (205)
                                                                        --------         --------          --------
Net income (loss).............................................          $ (5,133)        $ 62,110          $  5,174
                                                                        ========         ========          ========

The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of interest income on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2002 will be met principally by rental income, the Company's current financial resources and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents.

The Company recorded a net loss of $5,133,000 or $0.11 per share, for the year ended December 31, 2002. As further described above, 2002 results include non-recurring other income of $788,000 representing the termination of postretirement benefit plans and $215,000 of additional other income. The year ended December 31, 2002 also includes a charge of $1,600,000 to reflect a write down of the Company's investments in AMDG and SDG, as further described below.

For the year ended December 31, 2001, the Company recorded net income of $62,110,000 or $1.34 per share. As further described below, 2001 results include non-recurring other income representing the reversal of the Withholding Obligation reserve.

The Company recorded net income of $5,174,000 or $0.11 per share, for the year ended December 31, 2000. The 2000 results include $8,250,000 of other income principally representing net proceeds received in connection with the Company's litigation settlement with SF Holdings.

Compensation and benefits were $3,515,000 in 2002, $5,021,000 in 2001 and $3,507,000 in 2000. The decrease in 2002 compared to 2001 is primarily due to a decrease in incentive compensation. The increased amount in 2001 compared to 2002 and 2000 is primarily due to an increase in 2001 incentive compensation paid as a result of the successful resolution of the withholding obligation issue as further described below.

Professional and outside services increased to $1,641,000 in 2002, compared to $1,020,000 in 2001. The increase for the year 2002 compared with the year 2001 is primarily due to legal expenses incurred in connection with the Zurich Arbitration proceedings. Professional and outside services were $2,051,000 for the year 2000 and were principally comprised of expenses relating to the Supervisory Goodwill litigation, and expenses incurred relating to the litigation settlement with SF Holdings. Expenses for professional and outside services in 2002, 2001 and 2000 do not include costs associated with defending pending and threatened litigation, which were previously reserved for and are charged against the litigation reserves when paid.

Property operating and maintenance expenses were $130,000 in 2002, $117,000 in 2001 and $91,000 in 2000. The 2002 period includes expenses relating to a 14,500 square foot building for a full year, plus expenses for a 38,000 square foot building for December 2002. The lower expense in 2001 compared to 2002 is due to the fact that the 2001 period reflects property ownership expenses for a 14,500 square foot building for only 8 months, offset to some extent by office relocation costs incurred in 2001. Amounts in 2000 reflect occupancy costs of office space leased by the Company. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

Interest income was $705,000 in 2002, $2,099,000 in 2001 and $2,795,000 in 2000.
The decrease in 2002 compared to the 2001 period, was primarily attributable to a lower yield on cash equivalents and investment securities, and to a lesser extent, a lower average level of investment securities. Interest rates on investments in treasury bills dropped significantly throughout 2002 compared to 2001. During 2002 interest rates on investments in treasury bills ranged from 1.9% down to 1.2% compared to 2001 interest rates ranging from 6.0% down to 3.5%. The decrease in 2001 compared to 2000 was principally attributable to a decreased yield on investments held in 2001 compared with 2000.

Other income of $788,000 relating to the termination of postretirement welfare plans recorded in 2002 is the result of the full termination of the retiree medical and life insurance plans. The Company has no future liability for any of these medical or life insurance plans. The Company and its subsidiaries do not provide postretirement welfare benefits to current employees.

Additional other income of $215,000 in 2002 is principally attributable to the collection on an investment previously written off. Other income of $75,000 and $186,000 for the years ended December 31, 2001 and 2000, respectively, is attributable to the collection of a receivable previously considered uncollectable.

The 2001 results include a $66,388,000 Withholding Obligation reserve reversal which is reflected as other income in the Consolidated Statement of Operations as a result of a May 2001 United States Tax Court ruling in favor of City Investing Company ("City"), holding that City was not liable for the payment of withholding taxes. The IRS had contended that the withholding of tax on interest payments were due by City in connection with City's Netherlands Antilles finance subsidiary for the years 1979 through 1985.

Other income of $8,250,000 for the year ended December 31, 2000, is attributable to the net proceeds received in June 2000, relating to the SF Holdings litigation settlement.

Write down of investments in 2002 reflects the Company's write down of its investments in SDG and AMDG of $1,250,000 and $350,000, respectively. The Company recorded the write down in September 2002, in connection with the ongoing evaluation of its investments, and the determination that the value of its investments in SDG and AMDG had been other than temporarily impaired. Under GAAP, if an investment is other than temporarily impaired, the Company is required to reflect an adjustment in its Financial Statements.

Factors considered in the Company's decision to write down these investments included, in part, the general inactive status of SDG's and AMDG's clinical testing, as well as SDG's and AMDG's current financial condition. The Company is not selling or disposing of its investments in SDG or AMDG and remains hopeful that it will be able to fully realize its investment value. In September 2000, the Company filed a lawsuit against SDG, and certain of its officers and directors, to pursue claims against the parties, including but not limited to SDG's failure to honor a contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and all of its subsidiaries and affiliates. See Part II - Item 8, Note 10 to the Company's consolidated financial statements, for further information. The Company will continue to monitor the status of its SDG and AMDG investments and vigorously pursue recovery of its legal claims. However, there can be no assurance that the Company will be able to recover all or any part of its investment in these companies.

The 2002, 2001 and 2000 income tax provisions of $179,000, $225,000 and $205,000, respectively, are principally attributable to state and local taxes.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Act"), and Section 21E of the Exchange Act or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets,
(iii) fluctuations in interest rates, (iv) changes in occupancy rates or real estate values, (v) changes in regulatory requirements which could affect the cost of doing business, (vi) general economic conditions, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) changes in federal and state tax laws, and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

Application of Critical Accounting Policies:

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. The determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies, which are important to our financial position and results of operations, require a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For a summary of all our accounting policies, including the accounting policies discussed below, see Part II - Item 8 - Note 2.

Supplemental Retirement Plan: Our supplemental pension plan (the "Supplemental Plan") accrued liability and benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, and projected future earnings, which are updated on an annual basis at the beginning of each year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Material changes in our accrued Supplemental Plan liability and annual costs may occur in the future due to changes in assumptions or experience different than that assumed. The Supplemental Plan liability is not funded and is net of unrecognized losses of $1,993,000.

The key assumptions used in developing the 2002 Supplemental Plan benefit costs and accrued liability were a 6.75% discount rate, a 6% rate of compensation increase, and the amortization of unrecognized losses over the average remaining lives of active participants. These assumptions were consistent with prior year assumptions except that the discount rate was reduced by one-quarter of a percent due to current market conditions.

Legal Proceedings: The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Management of the Company in consultation with outside legal counsel continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of the litigation reserves. The assessment of these reserves includes an exercise of judgment and is a matter of opinion. At December 31, 2002, the litigation reserves were $1,290,000. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of alleged liabilities, lawsuits and proceedings, see Part II - Item 8 - Note 10.

Income Tax Audits: The Company's federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss ("NOL") carryforwards currently available. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the Internal Revenue Service. The accrued amounts for income taxes reflects management's best judgment as to the amounts payable for all open tax years.

Deferred Tax Assets: As of December 31, 2002 the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $31 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting, Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 10.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 2002 and 2001 with maturity dates of less than one year consist of the following:

                                                                      2002                       2001
                                                            ======================       =====================
                                                            Carrying       Fair          Carrying        Fair
                                                            Value          Value         Value           Value
                                                            --------     ---------       --------       -------
(in thousands)
U.S. Treasury Bills.......................................  $18,259       $18,260        $ 40,232       $40,245
                                                            =======       =======        ========       =======
Weighted average interest rate............................     1.24%                         1.87%
                                                            =======                      ========

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Stockholders of
AmBase Corporation

In our opinion, the accompanying consolidated Balance Sheets and the related consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders' Equity, and Cash Flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP
New York, New York
March 19, 2003

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years Ended December 31



(in thousands, except per share data)                                       2002             2001              2000
                                                                            ====             ====              ====
Revenues:
Rental income                                                           $    477        $     179           $     -
                                                                        --------         --------          --------

Operating expenses:
Compensation and benefits.....................................             3,515            5,021             3,507
Professional and outside services.............................             1,641            1,020             2,051
Property operating and maintenance ...........................               130              117                91
Depreciation .................................................                74               57                16
Insurance.....................................................                73               65                60
Other operating...............................................               106              126               127
                                                                        --------         --------          --------
                                                                           5,539            6,406             5,852
                                                                        --------         --------          --------
Operating loss................................................            (5,062)          (6,227)           (5,852)
                                                                        --------         --------          --------
Interest income...............................................               705            2,099             2,795
Other income - termination of postretirement welfare plans....               788                -                 -
Other income..................................................               215               75               186
Reversal of withholding obligation reserve....................                 -           66,388                 -
Other income - litigation settlement..........................                 -                -             8,250
Write down of investments.....................................            (1,600)               -                 -
                                                                        --------         --------          --------
Income (loss) before income taxes.............................            (4,954)          62,335             5,379
Income tax expense ...........................................              (179)            (225)             (205)
                                                                        --------         --------          --------
Net income (loss).............................................         $  (5,133)        $ 62,110          $  5,174
                                                                        ========         ========          ========
Net income (loss) per common share:
Basic.........................................................         $   (0.11)        $   1.34          $   0.11
Assuming dilution ............................................             (0.11)            1.34              0.11
                                                                           =====            =====             =====
Dividends.....................................................         $       -         $      -          $      -
                                                                           =====            =====             =====
Weighted average common shares outstanding:
Basic.........................................................            46,209           46,209            46,209
                                                                          ======           ======            ======
Assuming dilution.............................................            46,209           46,314            46,264
                                                                          ======           ======            ======


The accompanying notes are an integral part of these consolidated financial statements.

                         AMBASE CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheets
                                      December 31



(in thousands, except for share amounts)                                                     2002              2001
                                                                                             ====              ====
Assets:
Cash and cash equivalents.......................................................        $   4,918        $    6,130
Investment securities:
    Held to maturity (market value $18,260 and $40,245, respectively)...........           18,259            40,232
    Available for sale, carried at fair value...................................              621                 -
                                                                                          -------           -------
Total investment securities.....................................................           18,880            40,232
                                                                                          -------           -------
Accounts receivable ............................................................              109                 6
Real estate owned:
     Land.......................................................................            6,954             1,880
     Buildings..................................................................           12,772               555
                                                                                          -------           -------
                                                                                           19,726             2,435
     Less: accumulated depreciation ............................................             (104)              (42)
                                                                                          -------           -------
Real estate owned, net..........................................................           19,622             2,393
                                                                                          -------           -------
Investment in SDG, Inc. at cost in 2001.........................................                -             1,250
Other assets....................................................................              127               434
                                                                                          -------           -------
Total assets....................................................................        $  43,656        $   50,445
                                                                                          =======           =======
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities........................................        $   1,563        $    3,267
Supplemental retirement plan....................................................            7,608             6,682
Postretirement welfare benefits.................................................                -               913
Other liabilities...............................................................              293                99
Litigation reserves.............................................................            1,290             1,471
                                                                                         --------          --------
Total liabilities...............................................................           10,754            12,432
                                                                                         --------          --------
Commitments and contingencies...................................................                -                 -
                                                                                         --------          --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
   46,335,007 issued)...........................................................              463               463
Paid-in capital.................................................................          547,940           547,940
Accumulated other comprehensive income..........................................               22                 -
Accumulated deficit.............................................................         (514,876)         (509,743)
Treasury stock, at cost 126,488 shares..........................................             (647)             (647)
                                                                                         --------          --------
Total stockholders' equity......................................................           32,902            38,013
                                                                                         --------          --------
Total liabilities and stockholders' equity......................................        $  43,656         $  50,445
                                                                                         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity




                                                          Accumulated other
(in thousands)                   Common       Paid-in     comprehensive          Accumulated     Treasury
                                 stock        capital     income (loss)          deficit         stock          Total
                                 ========     ========    ==============         ===========     ========      ========
December 31, 1999.............   $    455     $547,795     $          -          $ (577,027)     $  (647)      $(29,424)
Stock options exercised                 8          145                -                   -            -            153
Net income....................          -           -                 -               5,174            -          5,174
                                ---------     --------    --------------         -----------      -------       --------

December 31, 2000.............        463      547,940                -            (571,853)        (647)       (24,097)
Net income....................          -           -                 -              62,110            -         62,110
                                ---------     --------    --------------         -----------      -------       --------

December 31, 2001.............        463      547,940                -            (509,743)        (647)        38,013
Net loss                                -           -                                (5,133)           -         (5,133)
Other comprehensive
      income (loss)                     -           -                22                   -            -             22
                                ---------     ---------    -------------          ----------       -------      --------
December 31, 2002.............  $     463     $ 547,940    $         22           $(514,876)       $ (647)       $32,902
                                =========     =========    =============          ==========       =======      ========


The accompanying notes are an integral part of these consolidated financial statements.



                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                             Years Ended December 31
                                 (in thousands)




                                                                   2002            2001             2000
                                                                 ========        ========          =======
Net income (loss) ..........................................     $(5,133)        $ 62,110          $ 5,174


Unrealized holding gains on investment securities - available
for sale, net of tax effect of $0............................         22                -                -
                                                                 -------         --------           -------
Comprehensive income (loss)..................................    $(5,111)        $ 62,110           $ 5,174
                                                                 =======         ========           =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years Ended December 31





(in thousands)                                                                       2002             2001           2000
                                                                                    ======           ======         ======
Cash flows from operating activities:
Net income (loss)........................................................         $(5,133)          $62,110         $5,174
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
    Accretion of discount - investment securities........................            (631)           (2,037)        (2,732)
    Depreciation and amortization........................................              74                57             16
    Termination of postretirement welfare plans .........................            (788)                -              -
    Reversal of withholding obligation reserve...........................               -           (66,388)             -
Changes in other assets and liabilities:
    Write down of investments ...........................................           1,600                 -              -
    Other assets.........................................................            (188)               (3)            36
    Accounts payable and accrued liabilities.............................          (1,704)            1,378            (13)
    Other liabilities....................................................             994               518            346
    Litigation reserves uses.............................................            (181)             (275)          (237)
Other, net...............................................................              21                 -              -
                                                                                  -------           -------         ------
Net cash provided (used) by operating activities.........................          (5,936)           (4,640)         2,590
                                                                                  -------           -------         ------
Cash flows from investing activities:
Maturities of investment securities - held to maturity...................         128,715           102,765        118,084
Purchases of investment securities - held to maturity....................        (106,111)          (94,413)      (118,639)
Purchases of investment securities - available for sale..................            (599)                -              -
Purchase of real estate..................................................         (17,291)           (2,435)             -
Other, net...............................................................              10                 9             10
                                                                                 --------           -------       --------
Net cash provided (used) by investing activities.........................           4,724             5,926           (545)
                                                                                 --------           -------       --------
Cash flows from financing activities:
Stock options exercised..................................................               -                 -            153
                                                                                 --------           -------       --------
Net cash provided by financing activities................................               -                 -            153
                                                                                 --------           -------       --------
Net increase (decrease) in cash and cash equivalents.....................          (1,212)            1,286          2,198
Cash and cash equivalents at beginning of year...........................           6,130             4,844          2,646
                                                                                 --------           -------       --------
Cash and cash equivalents at end of year.................................        $  4,918          $  6,130       $  4,844
                                                                                 ========           =======       ========
Supplemental cash flow disclosure:
Income taxes paid........................................................        $    209          $    240       $    170
                                                                                 ========           =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation (the "Company") is a holding company which, through a wholly owned subsidiary, owns two office buildings in Greenwich, Connecticut and a 6.3% ownership interest in SDG, Inc. The Company previously held a majority ownership interest in Augustine Asset Management, Inc. ("Augustine"), an investment advisor, and also previously owned an insurance company and a savings bank.

In February 1991, the Company sold its ownership interest in The Home Insurance Company ("The Home") and its subsidiaries. On December 4, 1992, Carteret Savings Bank, FA ("Carteret") was placed in receivership by the Office of Thrift Supervision ("OTS").

The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue principally consisting of interest earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets and alleged litigation liabilities, as described in Note 12.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP"). Certain reclassifications have been made to the prior year consolidated financial statements to conform with the 2002 presentation.

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

Principles of consolidation:

The consolidated financial statements are comprised of the accounts of the Company and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in non-public companies in which ownership interest is less than 20% are accounted for using the cost method. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair market value and the amount of the write down is included in the Consolidated Statement of Operations.

Cash and cash equivalents:

Highly liquid investments, consisting principally of funds held in short-term money market accounts, are classified as cash equivalents.

Investment securities:

Securities that the Company has both the positive intent and ability to hold to maturity are classified as investment securities - held to maturity and are carried at amortized cost. Investment securities - available for sale, which are those securities that may be sold prior to maturity, are carried at fair value, with any net unrealized gains or losses reported in a separate component of stockholders' equity, net of taxes.

Interest and dividends on investment securities are recognized in the Consolidated Statement of Operations when earned. Realized gains and losses on the sale of investment securities - available for sale are calculated using the first-in/first-out basis for determining the cost basis of the securities. The fair value of publicly traded investment securities is determined by reference to current market quotations.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


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

Earnings per share:

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

Stock-based compensation:

The Company adopted the disclosure requirements of Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") and continues to account for stock compensation using APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), making pro forma disclosures of net income
(loss) and earnings per share as if the fair value based method had been applied. No compensation expense, attributable to stock incentive plans, has been charged to earnings. For a further discussion and a summary of assumptions used, see Note 8.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options, consistent with the method prescribed by Statement 123, net income (loss) and net income (loss) per share for the year ended December 31, would have been changed to the pro forma amounts indicated below.


(in thousands, except per share data)                                          2002               2001               2000
                                                                             =======             =======            =======
Net income (loss):
As reported.....................................................         $   (5,133)            $ 62,110            $ 5,174
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123.....................               (216)                 (42)               (84)
                                                                             -------             -------            -------
Pro forma.......................................................         $   (5,349)            $ 62,068            $ 5,090
                                                                             =======             =======            =======
Net income (loss) per common share:
Basic - as reported.............................................         $    (0.11)            $   1.34            $  0.11
Basic - pro forma...............................................              (0.11)                1.34               0.11
Assuming dilution - as reported.................................              (0.11)                1.34               0.11
Assuming dilution - pro forma ..................................              (0.11)                1.34               0.11
                                                                             =======              =======            ======

Revenue recognition:

Minimum rental revenue attributable to operating leases are recognized when earned and due from tenants. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease. The effects of scheduled rent increases and rent concessions, if any, are presented on a straight line basis over the term of the lease.

                        AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Property operating and maintenance:

Included in property operating and maintenance are expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses, which have not been reduced by amounts reimbursable by tenants pursuant to lease agreements.


Depreciation:

Depreciation expense for buildings is calculated on a straight-line basis over 39 years.


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

Investment securities at December 31 consist of the following:


                                              2002                                                2001
                             =========================================          ========================================

                                                Cost or                                          Cost or
                                Carrying        Amortized        Fair           Carrying         Amortized         Fair
(in thousands)                  Value           Cost             Value          Value            Cost              Value
                                ======          ========        =======         ========         ========        =======
Held to Maturity:
    U.S. Treasury Bills....... $18,259          $18,259         $18,260         $ 40,232         $ 40,232        $40,245
Available for Sale:
     Equity Securities.........    621              599             621               -                 -              -
                               -------          -------         -------         --------          --------       -------
                               $18,880          $18,858         $18,881         $ 40,232          $ 40,232       $40,245
                               =======          =======         =======         ========          ========       =======


The gross unrealized gains on investment securities at December 31, consist of the following:


(in thousands)                                                                                 2002                2001
                                                                                               ====                ====
Held to Maturity - Gross unrealized gains...........................................        $     1            $     13
                                                                                               ====                ====
Available for Sale - Gross unrealized gains.........................................        $    22            $      -
                                                                                               ====                ====


Other investment securities at December 31, 2001 consisted of convertible preferred stock and common stock in AMDG, Inc., which were purchased through private placements, were classified as other assets, and were carried at cost of $350,000 at December 31, 2001. No investment securities - available for sale were sold during 2002.

In September 2002, in connection with the ongoing evaluation of its investments, the Company determined the value of its investments in SDG, Inc., ("SDG") and AMDG had been other than temporarily impaired. Under GAAP, if an investment is other than temporarily impaired, the Company is required to reflect an adjustment in its Financial Statements. Accordingly, the Company recorded a write down of its investments in SDG and AMDG of $1,250,000 and $350,000, respectively. See Note 10 - Legal Proceedings - Litigation with SDG, Inc. for further information.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Note 4 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:


(in thousands, except per share data)                                 2002                2001                  2000
                                                                     =====              ======                ======
Net income (loss).............................................  $   (5,133)         $   62,110           $    $5,174
                                                                     =====              ======                ======
Weighted average common shares outstanding ...................      46,209              46,209                46,209
Effect of Dilutive Securities:
Assumed stock option exercise.................................           -                 105                    55
                                                                    ------              ------                ------
Weighted average common shares outstanding assuming dilution..      46,209              46,314                46,264
                                                                    ======              ======                ======
Net income (loss) per common share:
Basic.........................................................  $    (0.11)         $     1.34            $     0.11
Assuming dilution ............................................       (0.11)               1.34                  0.11
                                                                     ======             ======                 =====



Options to purchase common stock of 1,170,000 shares in 2002, 175,000 shares in 2001 and 370,000 shares in 2000 were excluded from the computation of diluted earnings per share because these options were antidilutive.

Note 5 - Stockholders' Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                     2002                 2001                  2000
                                                                  ==========            ==========           ==========
Balance at beginning of year...................................   46,208,519            46,208,519           45,348,519
Issuance of common shares......................................            -                     -              860,000
                                                                  ----------            ----------           ----------
Balance at end of year.........................................   46,208,519            46,208,519           46,208,519
                                                                  ==========            ==========           ==========

Common Stock balances exclude 126,488 treasury shares at December 31, 2002, 2001
and  2000,   carried  at  an  average  cost  of  $5.12  per  share   aggregating
approximately $647,000.

The Company issued 860,000 previously authorized common shares during January 2000, in connection with the exercise of employee stock options.

At December 31, 2002, there were 5,185,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

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

Common Stock Repurchase Plan:

The Company's Board of Directors have approved and authorized management to establish and implement a common stock repurchase plan (the "Repurchase Plan"). The Repurchase Plan is dependent upon favorable business conditions and acceptable purchase prices for the common stock and allows for the repurchase of up to 10 million shares of the Company's common stock in the open market. No purchases have been made under the Repurchase Plan as of December 31, 2002.

Note 6 - Pension and Savings Plans

The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer and certain former officers of the Company are participants. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:


(in thousands)                                                              2002                2001               2000
                                                                            ====                ====               ====
Service cost of current period................................       $       756        $        537        $       469
Interest cost on projected benefit obligation.................               549                 521                468
Amortization of unrecognized losses...........................                82                  51                 11
                                                                           -----               -----              -----
                                                                     $     1,387        $      1,109        $       948
                                                                           =====               =====              =====

A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year is as follows:


(in thousands)                                                                               2002                  2001
                                                                                             ====                  ====
Projected benefit obligation at beginning of year...............................           $8,077         $       7,170
Service cost....................................................................              756                   537
Interest cost...................................................................              549                   521
Actuarial (gain) loss, including effect of change in assumptions................              679                   309
Benefits paid...................................................................             (460)                 (460)
                                                                                            -----                 -----
Projected benefit obligation at end of year.....................................           $9,601         $       8,077
                                                                                            =====                 =====

                     AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:


(dollars in thousands)                                                                       2002                  2001
                                                                                             ====                  ====
Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested...................................          $ 7,521               $ 6,310
                                                                                            =====                 =====
Projected benefit obligation for service rendered to date.......................          $ 9,601               $ 8,077
Unrecognized net loss...........................................................           (1,993)               (1,395)
                                                                                           ------                 -----
Accrued pension costs...........................................................          $ 7,608                $6,682
                                                                                           ======                 =====
Major assumptions:
Discount rate...................................................................            6.75%                  7.0%
Rate of increase in future compensation.........................................             6.0%                  6.0%
                                                                                            =====                 =====


The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $24,000, $14,000 and $17,000 in 2002, 2001 and
2000, respectively. All contributions are subject to maximum limitations contained in the Code.

Note 7 - Postretirement Benefits Other Than Pensions

The Company had previously assumed the obligation to provide a portion of retiree medical and life insurance coverage to individuals who retired from City Investing Company, which, prior to September 1985, owned all the outstanding shares of Common Stock of the Company.

As of December 31, 2002 the Company recorded other income of $788,000 relating to the termination of postretirement benefit plans as a result of the full termination of the retiree medical and life insurance plans, in accordance with generally accepted accounting principles. The Company has no future liability for any of these medical or life insurance plans. The Company and its subsidiaries do not provide postretirement benefits to current employees.

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

                      AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company's Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2002.

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

                     AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

During January 2002, the Board of Directors of the Company approved the award of incentive stock options to certain employees to acquire 700,000 shares of AmBase Common Stock at exercise prices between $1.09 and $1.19 per share, pursuant to the 1993 Plan.

The Company's 1985 Stock Option Plan (the "1985 Plan"), provided for the granting of up to 2,000,000 shares of stock options for the purchase of Common Stock to salaried employees, through May 22, 1995. No additional stock options can be awarded under the 1985 Plan. As of December 31, 2002, 75,000 shares are reserved for issuance under the 1985 Plan.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Incentive plan activity is summarized as follows:


                                                                1993 Stock                      1985 Stock
(shares in thousands)                                         Incentive Plan                    Option Plan
                                                        ========================        ========================
                                                                       Weighted                          Weighted
                                                        Shares         Average          Shares           Average
                                                        Under          Exercise         Under            Exercise
                                                        Option         Price            Option           Price
                                                        ======         =======          =======          =======
Outstanding at December 31, 1999...................        280         $  2.83              935         $   0.18
Granted............................................         90            1.00                -                -
Exercised..........................................          -               -             (860)            0.11
                                                        ------         =======          -------          =======
Outstanding at December 31, 2000...................        370         $  2.38               75          $  0.21
Granted............................................        280            0.64                -                -
Forfeited..........................................       (255)           1.86                -                -
                                                        ------         =======          -------          =======
Outstanding at December 31, 2001...................        395         $  1.49               75          $  0.21
Granted............................................        700            1.14                -                -
                                                        ------         =======          -------          =======
Outstanding at December 31, 2002...................      1,095         $  1.27               75          $  0.21
                                                        ======         =======          =======          =======
Options exercisable at:
     December 31, 2002.............................        285         $  1.81               75          $  0.21
     December 31, 2001.............................        145            2.85               75             0.21
     December 31, 2000.............................        235            2.86               75             0.21
                                                         =====         ========         =======          =======



The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 2002, as follows:


(shares in thousands)                           Options Outstanding                       Options Exercisable
                                        ============================              =================================
                                        Weighted
                                        Average
                                        Remaining           Weighted                                       Weighted
         Range of                       Contractual         Average                                        Average
         Exercise                       Life                Exercise                                       Exercise
         Prices          Shares         (in years)          Price                  Shares                  Price
         ======          ======         ========            =======                ======                  =======
          $0.21              75                2            $  0.21                    75                  $  0.21
 $0.60 to $0.66             220                3               0.66                   110                     0.66
 $0.95 to $1.05              60                3               1.03                    60                     1.03
 $1.09 to $1.19             700                6               1.14                     -                        -
 $2.56 to $3.65              70                3               2.88                    70                     2.88
          $4.02              45                1               4.02                    45                     4.02
                          -----          =======             ======                ------                   ======
          Total           1,170                                                       360
                          =====                                                    ======


                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


The Company has adopted the disclosure only provisions of Statement 123, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, has been charged to earnings. The fair value of stock options granted by the Company in 2002, 2001 and 2000 used to compute pro forma net income (loss) and earnings per share disclosures is the estimated fair value at date of grant.

The Black-Scholes option pricing model was used to estimate the fair value of the options at grant date based on factors as follows:


                                                         2002               2001               2000
                                                         ====              =====               ====
Dividend yield.....................................         0%                 0%                 0%
Volatility.........................................      0.56               0.51               0.44
Risk free interest rate............................      5.04%              5.04%              5.80%
Expected life in years.............................       5-6                4-6                4-6
Weighted average fair value at grant date..........     $0.59              $0.25              $0.45
                                                        ====               =====              =====


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For a summary of the pro forma amounts calculated in accordance with Statement 123, see Note 2.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 9 - Income Taxes

The components of income tax expense for the years ended December 31 are as follows:


(in thousands)                                                              2002                2001               2000
                                                                            ====                ====               ====
Income tax expense - current state and local..................         $    (179)           $   (225)         $    (205)
                                                                            ====                ====               ====

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 2002, 2001 and 2000, and the provision for income taxes for the years ended December 31 follows:


(in thousands)                                                              2002                2001               2000
                                                                           =====               ======             =====
Income (loss) before income taxes...............................         $(5,133)           $  62,335            $5,379
                                                                           =====               ======             =====
Tax (expense) benefit:
Tax at statutory federal rate...................................         $ 1,797             $(21,817)        $  (1,883)
Reversal of Withholding Obligation reserve......................               -               23,236                 -
Accounting loss benefit not recognized..........................          (1,797)              (1,419)                -
Accounting loss benefit recognized..............................               -                   -              1,883
State income taxes..............................................            (179)                (225)             (205)
                                                                           -----              -------             ------
                                                                         $  (179)           $    (225)         $   (205)
                                                                           =====              =======             ======

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

The IRS is currently reviewing the Company's 1992 amended federal income tax return in connection with several carryback claims filed by the Company during 2000, as further described below. The Company can give no assurances with regard to the amended federal income tax return filed with the IRS, or the final amount or expiration of NOL carryforwards ultimately generated from the Company's tax basis in Carteret.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Based upon the Company's federal income tax returns as filed from 1993 to 2001 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at December 31, 2002 the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

                2008             $1,300,000
                2009              6,900,000
                2010              5,300,000
                2012              1,100,000
                2018              5,400,000
                2019              4,000,000
                2020              2,600,000
                2021              4,000,000
                                -----------
                                $30,600,000
                                ===========


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

The Company has filed several carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest based on the filing of an amended 1992 federal income tax return. The Carryback Claims and amended 1992 federal income tax return are currently being reviewed by the IRS. IRS examiners have indicated that they will soon issue a letter to the Company proposing to disallow the Carryback Claims. The Company intends to seek administrative review of the letter by protesting to the Appeals Division of the IRS. The Company can give no assurances that the Carryback Claims will be ultimately allowed by the IRS, the final amount of the refunds, if any, or when they might be received.

The Company has calculated a net deferred tax asset of $31 million and $30 million as of December 31, 2002 and 2001, respectively, arising primarily from NOL's and alternative minimum tax credits (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the election decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 10 - Legal Proceedings

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

(a) Marshall Manley v. AmBase Corporation. On November 14, 1996, Marshall Manley ("Manley"), a former President, Chief Executive Officer and Director of the Company, commenced an action against the Company, seeking indemnification from the Company pursuant to a May 27, 1993 employment settlement agreement between Manley and the Company. Manley seeks reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey (the "Manley action"), of approximately $2.4 million plus interest, arguing that he served at such firm at the request of the Company. The Company filed its answer on January 21, 1997, raising substantial affirmative defenses which the Company intends to vigorously pursue. On October 30, 1997, AmBase amended its Answer and Counterclaims to include a claim of fraud against Manley. In December 1997, Manley moved for summary judgment. The Company raised substantial opposition to the motion and moved to strike certain of Manley's affirmative defenses which Manley raised in connection with the Company's fraud claim against Manley. Oral argument on Manley's Motion for Summary Judgment and the Company's motion to strike Manley's affirmative defenses was held on May 15, 1998. The court denied both motions. The jury trial of the plaintiff's breach of contract claims took place in May 2000 in the United States District Court for the Southern District of New York, and resulted in a verdict against the Company. The Company's counterclaims for fraud and reformation were tried to the Court immediately following the jury's verdict. In December 2000, the Court, in response to the Company's motion for judgment as a matter of law and/or for a new trial, vacated the jury's earlier verdict (thereby nullifying it) and ordered a new trial. Subsequent to the Court's vacatur of the jury's verdict in January 2001 the Court dismissed the Company's counterclaims for fraud and reformation. A second jury trial was held commencing on November 5, 2001 which resulted in a verdict in favor of the Company. Manley has filed a Notice of Appeal and a Fed. R. Civ. P. 59 motion seeking to set aside this second verdict. In March 2002, the Court denied Manley's Fed. R. Civ. P. 59 motion. In April 2002, Manley filed an amended Notice of Appeal. Oral argument on the amended Notice of Appeal was heard in January 2003. The Manley action is currently pending in the Second Circuit Court of Appeals. The Company intends to vigorously oppose the appeal.

The allegations and claims against the Company, as noted above, are material and, if successful, could result in substantial judgments against the Company. Due to the nature of these proceedings, the Company and its counsel are unable to express any opinion as to their probable outcome.

(b) Litigation with SDG, Inc. In September 2000, the Company filed a lawsuit in the United States District Court for the District of Connecticut (Case No.
3:00CV1694 (DJS)) against SDG Inc. ("SDG"), and certain of its officers and directors to pursue various claims against such parties, including, but not limited to, the claims that SDG failed to honor a binding contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and its subsidiaries and affiliates. SDG has filed various counterclaims which the Company believes are without merit. The Company will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. ("AMDG") and vigorously pursue the matter.

(c) Supervisory Goodwill Litigation. During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret Savings Bank ("Carteret"). Approximately 120 other similar so-called "supervisory goodwill" cases, commenced in recent years by other financial institutions and/or their shareholders, are pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "consolidated cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court (the "Supreme Court"). On July 1, 1996, the Supreme Court issued a decision in the consolidated cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the consolidated cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


In August 2002, both the Court of Appeals for the Federal Circuit and the Court of Federal Claims issued decisions addressing Takings Clause claims advanced by shareholders of failed thrifts. (Castle v. United States, 301 F.3d 1328 (Fed. Cir. 2002); Bailey v. United States, 53 Fed. C1.251, 2002 U.S. Claims LEXIS 203 (Fed. Cl. Aug. 14, 2002)). On September 11, 2002, the Company submitted a motion for leave to file a memorandum of law addressing the relevance of these decisions to the Company's pending Takings Clause Claim, attached to which was a copy of the Company's memorandum. On September 26, 2002, the Department of Justice ("DOJ") opposed the Company's motion for leave to file this memorandum. On September 30, 2002, the Federal Deposit Insurance Corporation ("FDIC"), as the plaintiff-intervenor in the case, filed a brief in response to the Company's memorandum of law. On October 9, 2002, the Court partially granted the Company's motion for leave to file a memorandum of law addressing these recent decisions, but required the memorandum to be no greater than 20 pages in length and to focus exclusively on issues relating to liability under the Takings Clause, rather than on issues relating to the payment of compensation. In accordance with the Court's order, on October 17, 2002, the Company filed a revised memorandum of law addressing these recent decisions. In October 2002, the DOJ filed a response to the Company's memorandum.

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

(d) Other

AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On January 31, 2001, the Company filed a Complaint in the United States District Court for the Southern District of New York (the "NY Court") seeking determination that City Investing Company Liquidating Trust (the "Trust"), as successor to City Investing Company ("City"), should be primarily liable for amounts, if any, owed to the IRS in connection with a Netherlands Antilles withholding tax issue of City. The IRS had contended that the withholding of tax on interest payments were due by City in connection with City's Netherlands Antilles finance subsidiary for the years 1979 through 1985. The Company is also seeking other relief and certain other damages from the Trust and its Trustees. On February 23, 2001, the Trust filed a Motion to Dismiss the Company's Complaint in this action. On March 9, 2001 the Company filed its opposition to the Trust's Motion to Dismiss. On March 19, 2001 the Trust filed its reply to the Company's opposition. On May 30, 2001, the Company submitted a letter to Judge Stanton, before whom the case is docketed, acknowledging that the Tax Court had ruled against the IRS on the issue of whether or not any withholding obligation was due, and that this decision, once finalized, would render the declaratory judgment portion of the Company's action against the Trust moot. On October 26, 2001, a pre-trial conference was held before Judge Stanton, during which he authorized the Company to supplement its prior opposition to the pending motion to dismiss. Those supplemental memoranda and affidavits were filed in November 2001. Thereafter, the Trust filed its reply. On January 11, 2002, the NY Court dismissed the Company's Complaint. The Company has timely filed a Fed. R. Civ. P. Rule 59 motion ("Rule 59 Motion") seeking to set aside the NY Court's decision to dismiss the Complaint which was subsequently responded to by the Trust. In February 2002 the NY Court denied the Company's Rule 59 Motion. The Company has subsequently filed an appeal of the NY Court decision, to the Second Circuit Court of Appeals. Oral argument on the appeal was held in November 2002. No assurance can be given regarding the ultimate outcome of this litigation.

Note 11 - Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity and investment securities available for sale are based on current market quotations. During 2002, other investment securities were written down to their net realizable value as further described in Note 3. Other investment securities at December 31, 2001 were based upon the cost for the privately placed shares. The carrying value of applicable other liabilities approximates their fair value.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 12 - Property Owned

The Company owns a 14,500 and a 38,000 square foot office building in Greenwich, Connecticut. The Company utilizes a small portion of the office space in the first building for its executive offices and leases the remaining square footage to unaffiliated third parties. The buildings are carried at cost, net of accumulated depreciation of $104,000 and $42,000 at December 31, 2002 and 2001, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $226,000 at December 31, 2002 are included in other liabilities.

The property is leased to tenants under operating leases with varying terms. Future minimum rentals receivable from tenants under non-cancelable operating leases, excluding tenant reimbursements of operating expenses and real estate tax escalations, are approximately as follows:



                                                                   December 31
                                                                  ------------
         2003...............................................      $  1,960,000
         2004...............................................         1,790,000
         2005...............................................         1,816,000
         2006...............................................         1,633,000
         2007...............................................         1,441,000
         Thereafter.........................................         1,784,000
                                                                  ------------
                                                                   $10,424,000
                                                                  ============

Rent  expense  charged to  earnings,  for office space  previously  leased,  was
$43,000  and  $67,000  for  the  years  ended   December   31,  2001  and  2000,
respectively.

Note 13 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:

                                              First            Second            Third            Fourth         Full
(in thousands, except per share data)         Quarter          Quarter           Quarter          Quarter        Year
                                              =======          =======           =======          =======        ======

2002:
Revenues................................     $     74         $     71          $     83        $     249      $    477
Operating expenses......................        1,133            1,274             1,398            1,734         5,539
Operating loss..........................       (1,059)          (1,203)           (1,315)          (1,485)       (5,062)
Loss before income taxes................         (661)          (1,015)           (2,726)            (552)       (4,954)
Net loss................................         (706)          (1,060)           (2,770)            (597)       (5,133)
                                               ======           ======            ======            =====         =====
Net loss per common share:
Basic ..................................     $  (0.02)        $  (0.02)         $  (0.06)        $  (0.01)     $  (0.11)
Assuming dilution.......................        (0.02)           (0.02)            (0.06)           (0.01)        (0.11)
                                               ======           ======            ======            =====         =====
2001:
Revenues................................     $      -         $     39          $     67         $     73      $    179
Operating expenses......................        1,038            1,236             1,172            2,960         6,406
Operating loss..........................       (1,038)          (1,197)           (1,105)          (2,887)       (6,227)
Income (loss) before income taxes.......         (464)          65,990              (673)          (2,518)       62,335
Net income (loss).......................         (519)          65,935              (717)          (2,589)       62,110
                                               ======           ======            ======           ======        ======
Net income (loss) per common share:
Basic...................................     $  (0.01)        $   1.43           $ (0.02)         $ (0.06)     $   1.34
Assuming dilution.......................        (0.01)            1.42             (0.02)           (0.06)         1.34
                                               ======           ======            ======            =====         =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2003, under the captions "Proposal No. 1 - Election of Director" and "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2003, under the caption "Executive Compensation", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2003, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year. For information regarding securities authorized for issuance under equity compensation plans, see Part II - Item 5 of this report.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.      CONTROLS AND PROCEDURES

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

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:


1.   Index to Financial Statements:                                                                            Page
         AmBase Corporation and Subsidiaries:
              Report of Independent Accountants.................................................................10
              Consolidated Statements of Operations.............................................................11
              Consolidated Balance Sheets.......................................................................12
              Consolidated Statements of Changes in Stockholders' Equity........................................13
              Consolidated Statements of Comprehensive Income (Loss) ...........................................13
              Consolidated Statements of Cash Flows.............................................................14
              Notes to Consolidated Financial Statements........................................................15

2.   Index to Financial Statements Schedules:

         Schedule III - Real Estate and Accumulated Depreciation.

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

10G. Employment Agreement dated as of June 1, 1991 between Richard A. Bianco and the Company, as amended December 30, 1992 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31,
1992), as amended February 24, 1997 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1996), as amended March 6, 2001 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 2000) and as amended December 16, 2001 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ending December 31, 2001.

         21.      Subsidiaries of the Registrant.

         23.      Consent of Independent Accountants.

Exhibits, except as otherwise indicated above, are filed herewith.

(b) Form 8-K

Registrant filed two Current Reports on Form 8-K prior to the filing of this Form 10-K for the quarterly period ended December 31, 2002, as follows:

 Date                           Event Reported

 December 17, 2002              Purchase of Building

 February 10, 2003              Amendment to Form 8-K filed December 17, 2002
                                to include financial statements and pro forma financial information for purchase of building.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION



RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)
Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



RICHARD A. BIANCO                JOHN P. FERRARA
Chairman, President and          Vice President, Chief Financial Officer
Chief Executive Officer          and Controller
Date: March 27, 2003             (Principal Financial and Accounting Officer)
                                 Date: March 27, 2003





JOHN B. COSTELLO                 ROBERT E. LONG
Director                         Director
Date: March 27, 2003             Date: March 27, 2003




MICHAEL L. QUINN
Director
Date: March 27, 2003

                                  CERTIFICATION


I, Richard A. Bianco, certify that:

1. I have reviewed this annual report on Form 10-K of AmBase Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Richard A. Bianco
Chairman, President and Chief Executive Officer
Date: March 27, 2003

                                  CERTIFICATION

I, John P. Ferrara, certify that:

1. I have reviewed this annual report on Form 10-K of AmBase Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




John P. Ferrara
Vice President, Chief Financial Officer, and Controller
Date: March 27, 2003

                         AMBASE CORPORATION AND SUBSIDIARIES
                SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  December 31, 2002
                                (dollars in thousands)

COLUMN A            COLUMN B           COLUMN C                  COLUMN D                         COLUMN E
---------------    ------------    ----------------------    -----------------    ----------------------------------------
                                                             Cost Capitalized
                                                             Subsequent to        Gross Amount at which Carried at
                                   Initial Cost to Company   Acquisition          the Close of the Period
                                   =======================   =================    ========================================
                                              Building &                                      Building &
Description        Encumbrances     Land      Improvements   Improvements         Land        Improvements       Total
===========        ============    ======     ============   =================    =======     ============       =========
Office Building:
Greenwich, CT...   $         -    $   555     $      1,880   $              -     $   555     $      1,880       $   2,435
Greenwich, CT...   $         -      6,399           10,892                  -       6,399           10,892          17,291
                   ------------    ------     ------------   -----------------    -------     ------------       ----------
Total...........   $         -    $ 6,954     $     12,772   $              -     $ 6,954     $     12,772       $  19,726
                   ============   =======     ============   =================    =======     ============       ==========

                                                     [Additional columns below]
[Continued from above table, first column(s) repeated]


COLUMN A               COLUMN F                COLUMN G                   COLUMN H                COLUMN I
------------------     ------------------      ----------------------     -------------------     ---------------------------
                       Accumulated                                                                Life on Which Depreciatied
Description            Depreciation            Date Constructed           Date Acquired           Latest Income Statement
==================     =================       ======================     ===================     ===========================
Office Building:
Greenwich, CT...       $              80                         1970           Apr.-01                            39 years
Greenwich, CT...                      24                         1977           Dec.-02                            39 years
                       ------------------      ======================     ===================     ===========================
Total...........        $            104
                       ==================

[a] Reconciliation of total real estate carrying value is as follows:

                                       Year Ended                       Year Ended                      Year Ended
                                   December 31, 2002                 December 31, 2001              December 31, 2000
                                   =================                 =================              =================
Balance at beginning of year.....  $           2,435                 $               -              $               -
Acquisitions.....................             17,291                             2,435                              -
                                   -----------------                 -----------------              ------------------
Balance at end of year...........  $          19,726                 $           2,435              $               -
                                   =================                 =================              ==================
Total cost for federal tax
purposes at end of each year.....  $          19,726                 $           2,435                              -

                                   =================                 =================              ==================

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year....   $              42                 $              -                $              -
Depreciation expense............                  62                               42                               -
                                   -----------------                 ----------------                ------------------
Balance at end of year..........   $             104                 $             42                $              -
                                   =================                 ================                ==================

                       AMBASE CORPORATION AND SUBSIDIARIES


DIRECTORS AND OFFICERS
======================
Board of Directors
Richard A. Bianco              John B. Costello          Robert E. Long
Chairman, President and        Private Investor          Managing Director
Chief Executive Officer                                  Goodwyn, Long & Black
AmBase Corporation

Michael Quinn
Private Investor

AmBase Officers
=======================
Richard A. Bianco              John P. Ferrara
Chairman, President and        Vice President, Chief Financial Officer
Chief Executive Officer        and Controller

INVESTOR INFORMATION



Annual Meeting of Stockholders                                       Corporate Headquarters
==============================                                       ===========================
The 2003 Annual  Meeting is currently  scheduled to be held          AmBase Corporation
at 9:00 a.m.  Eastern  Daylight  Time,  on Friday,  May 16,          100 Putnam Green, 3rd Floor
2003, at:                                                            Greenwich, CT  06830-6027
                                                                     (203) 532-2000
    Hyatt Regency Hotel
    1800 East Putnam Avenue
    Greenwich, CT  06870





                                                                     Stockholder Inquiries
                                                                     ===========================
Common Stock Trading                                                 Stockholder  inquiries,  including requests for the
====================
                                                                     following:  (i) change of address; (ii) replacement
AmBase stock is traded through one or more market-makers             of lost stock certificates;(iii) Common Stock name
with quotations made available in the "pink sheets"                  registration changes; (iv) Quarterly Reports on
published by the National Quotation Bureau, Inc.                     Form 10-Q; (v) Annual Reports on Form 10-K; (vi)
                                                                     proxy  material;  and (vii)  information  regarding
Issue                Abbreviation       Ticker Symbol                stockholdings, should be directed to:

Common Stock         AmBase             ABCP                         American Stock Transfer and Trust Company
                                                                         59 Maiden Lane
                                                                         New York, NY  10038
Transfer Agent and Registrar                                             Attention: Shareholder Services
============================
                                                                         (800) 937-5449 or (718) 921-8200 Ext. 6820
American Stock Transfer and Trust
    Company                                                          In  addition,   the   Company's   public   reports,
59 Maiden Lane                                                       including  Quarterly  Reports on Form 10-Q,  Annual
New York, NY  10038                                                  Reports on Form 10-K and Proxy  Statements,  can be
Attention: Shareholder Services                                      obtained   through  the   Securities  and  Exchange
(800) 937-5449 or (718) 921-8200 Ext. 6820                           Commission  EDGAR  Database over the World Wide Web
                                                                     at www.sec.gov.

Independent Accountants                                              Number of Stockholders
============================                                         =======================
PricewaterhouseCoopers LLP                                           As of January 31, 2003, there were
1177 Avenue of the Americas                                          approximately 17,000 stockholders.
New York, NY  10036

