Form 10-Q
period 2003-03-31
AMBASE CORP
filed 2003-05-12
CIK 20639

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q


    [X]          Quarterly Report Pursuant to Section
                     13 or 15(d) of the Securities
                         Exchange Act of 1934


           For the quarterly period ended March 31, 2003

                                or

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

YES     X        NO  ______
     -------               -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------------

At March 31, 2003, there were 46,208,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2003


TABLE OF CONTENTS                                                                                              Page
                                                                                                             ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.................................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................12

Item 4.      Controls and Procedures.............................................................................12

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................13

Item 6.      Exhibits and Reports on Form 8-K....................................................................13

Signatures.......................................................................................................14

Certifications...................................................................................................15


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (in thousands, except for share amounts)

                                                                                      March 31,       December 31,
                                                                                           2003               2002
                                                                                    (unaudited)
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   3,226         $    4,918
Investment securities:
    Held to maturity (market value $18,313 and $18,260, respectively).............       18,312             18,259
    Available for sale, carried at fair value ....................................        1,136                621
                                                                                        -------           --------
Total investment securities.......................................................       19,448             18,880
                                                                                        -------           --------
Accounts receivable...............................................................           41                109
Real estate owned:
  Land............................................................................        6,954              6,954
  Buildings.......................................................................       12,772             12,772
                                                                                        -------           --------
                                                                                         19,726             19,726
  Less:  accumulated depreciation.................................................         (186)              (104)
                                                                                        -------           --------
Real estate owned, net............................................................       19,540             19,622
Other assets......................................................................          150                127
                                                                                        -------           --------
Total assets......................................................................   $   42,405           $ 43,656
                                                                                        =======           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      679            $ 1,563
Supplemental retirement plan......................................................        8,000              7,608
Other liabilities.................................................................          290                293
Litigation reserves...............................................................        1,289              1,290
                                                                                       --------           --------
Total liabilities.................................................................       10,258             10,754
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
  46,335,007 issued)..............................................................          463                463
Paid-in capital...................................................................      547,940            547,940
Accumulated other comprehensive income (loss).....................................           (9)                22
Accumulated deficit...............................................................     (515,600)          (514,876)
Treasury stock, at cost 126,488 shares............................................         (647)              (647)
                                                                                       --------           --------
Total stockholders' equity........................................................       32,147             32,902
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   42,405           $ 43,656
                                                                                       ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (in thousands, except per share data)



                                                                                          2003             2002
                                                                                          ====             ====

Revenues:
Rental income...................................................................         $ 614            $  74

Operating expenses:

Compensation and benefits.......................................................         1,051              931
Professional and outside services...............................................            77              121
Property operating and maintenance..............................................           119               22
Depreciation....................................................................            82               16
Insurance.......................................................................            20               16
Other operating.................................................................            29               27
                                                                                       -------          -------
                                                                                         1,378            1,133
                                                                                       -------          -------
Operating loss..................................................................          (764)          (1,059)
                                                                                       -------          -------
Interest income.................................................................            85              193
Other income....................................................................             -              205
                                                                                       -------          -------
Loss before income taxes........................................................          (679)            (661)
Income tax expense..............................................................           (45)             (45)
                                                                                       -------           -------
Net loss........................................................................       $  (724)          $ (706)
                                                                                       =======           =======

Net loss per common share:

Net loss - basic................................................................       $ (0.02)          $ (0.02)
Net loss - assuming dilution....................................................         (0.02)            (0.02)
                                                                                         ======            ======
Weighted average common shares outstanding:

Basic...........................................................................         46,209            46,209
                                                                                         ======            ======
Diluted.........................................................................         46,209            46,209
                                                                                         ======            ======


The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)



                                                                                            2003           2002
                                                                                          ======         ======

Net loss............................................................................        (724)       $  (706)

Unrealized holding gains (losses) on investment securities - available for sale,
     net of tax effect of $0........................................................          (9)             18
                                                                                         --------       --------

Comprehensive loss..................................................................     $  (733)       $   (688)
                                                                                         ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)




                                                                                           2003               2002
                                                                                           ====               ====
Cash flows from operating activities:

Net loss..........................................................................    $    (724)          $   (706)

Adjustments to reconcile net loss to net cash used by operations:
    Depreciation and amortization.................................................           82                 16
    Accretion of discount - investment securities.................................          (54)              (181)
Changes in other assets and liabilities:
    Accounts receivable...........................................................           68                  -
    Other assets..................................................................          (23)                22
    Accounts payable and accrued liabilities......................................         (884)            (2,644)
    Litigation and contingency reserves uses......................................           (1)               (35)
    Other liabilities.............................................................          389                189
Other, net........................................................................            -                  4
                                                                                       --------           --------
Net cash used by operating activities.............................................       (1,147)            (3,335)
                                                                                       --------           --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       18,287             40,350
Purchases of investment securities - held to maturity.............................      (18,286)           (39,897)
Purchases of investment securities - available for sale...........................         (546)              (150)
                                                                                       --------           --------
Net cash (used) provided by investing activities..................................         (545)               303
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (1,692)            (3,032)
Cash and cash equivalents at beginning of period..................................        4,918              6,130
                                                                                       --------           --------

Cash and cash equivalents at end of period........................................    $   3,226          $   3,098
                                                                                       ========           ========
Supplemental cash flow disclosures:

Income taxes paid.................................................................    $      44          $     51
                                                                                       ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2002.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue principally consisting of interest earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets and alleged litigation liabilities, as described in Part II - Item 1. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements.

The Company's management expects that operating cash needs for the remainder of 2003 will be met principally by rental income received, the Company's current financial resources, and the receipt of non-operating revenue consisting of interest income on investment securities and cash equivalents.

Note 2 - Legal Proceedings

The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves is regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At March 31, 2003, the litigation reserves were $ 1,289,000. See Part II - Item 1 - Legal Proceedings, for a discussion of the Company's legal proceedings.

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

Investment securities consist of the following:


                                          March 31, 2003                                 December 31, 2002
                              =====================================           ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                              ========       =========        =====           ========      =========          =====
Held to Maturity:
U.S. Treasury Bills maturing
 within one year............ $  18,312       $  18,312     $ 18,313           $ 18,259       $ 18,259       $ 18,260


Available for Sale:
Equity Securities.........       1,136           1,145        1,136                 621            599            621
                              --------       ---------     --------            --------       --------        -------
                             $  19,448       $  19,457    $  19,449           $  18,880      $  18,858       $ 18,881
                              ========       =========     ========            ========       ========        =======


The gross unrealized gains and losses on investment securities, at March 31, 2003 and December 31, 2002 consist of the following:


(in thousands)                                                                         2003          2002
                                                                                    =======       =======
Held to Maturity:.
Gross unrealized gains...........................................................   $     1       $     1
                                                                                    =======       =======
Available for Sale:
Gross unrealized gains (losses)..................................................   $    (9)      $    22
                                                                                    =======       =======

No investment securities - available for sale were sold in the first three months of 2003.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $31 million as of March 31, 2003 and December 31, 2002, respectively arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however, all of the information still has not been received. Based on the Company's Election Decision, as described above, and the receipt of some of the requested information from the RTC/FDIC, the Company has amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB (the "1992 Amended Return"). The Company is still in the process of amending its consolidated federal income tax returns for 1993 and subsequent years.

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB of which $158 million are still available for future use. Based on the Company's filing of the 1992 Amended Return, approximately $56 million of NOL carryforwards are generated for tax year 1992 which expire in 2007, with the remaining approximately $102 million of NOL carryforwards to be generated, expiring no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below. The IRS is currently reviewing the Company's 1992 Amended Return in connection with several carryback claims filed by the Company, as further described below. The Company can give no assurances with regard to the 1992 Amended Return, or amended returns for subsequent years, or the final amount or expiration of NOL carryforwards ultimately generated from the Company's tax basis in Carteret.

In March 2000, the Company filed several carryback claims with the IRS (the "Carryback Claims"), seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. The Carryback Claims and the 1992 Amended Return are currently being reviewed by the IRS. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company is seeking administrative review of the letter by protesting to the Appeals Division of the IRS. The Company can give no assurances that the Carryback Claims will be ultimately allowed by the IRS, the final amount of the refunds, if any, or when they might be received.

Based upon the Company's federal income tax returns as filed from 1993 to 2001 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at March 31, 2003 the Company has NOL carryforwards, aggregating approximately $30.6 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards ("AMT Credits"), which are not subject to expiration. Based on the filing of the Carryback Claims, as further discussed above, the Company is seeking to realize approximately $8 million of the $21 million of AMT Credits.


Note 6 - Comprehensive Income (Loss)

Comprehensive income (loss), is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale, as follows:

(in thousands)                                    Three Months Ended                      Three Months Ended
                                                      March 31, 2003                          March 31, 2002
                                              ===========================            ===========================
                                              Unrealized      Accumulated            Unrealized     Accumulated
                                              Gains (Losses)  Other                  Gains          Other
                                              on Investment   Comprehensive          on Investment  Comprehensive
                                              Securities      Income                 Securities     Income
                                              =============   =============          ============   ============

Balance beginning of period.................  $          22   $          22          $          -   $          -

Change during the period....................            (31)            (31)                   18             18
                                              --------------   -------------          -----------    -----------
Balance end of period.......................  $          (9)  $          (9)          $        18    $        18
                                              ==============   =============          ===========    ===========


Note 7 - Property Owned

The Company  owns two office  buildings  in  Greenwich,  Connecticut.  The first building is approximately 14,500 square feet, is substantially leased to unaffiliated third parties with a small amount utilized by the Company for its executive offices. The second building, purchased in December 2002, is approximately 38,000 square feet and is fully leased to unaffiliated third parties.

The buildings are carried at cost, net of accumulated depreciation of $186,000 and $104,000 at March 31, 2003 and December 31, 2002, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $226,000 at March 31, 2003 and December 31, 2002, respectively, are included in other liabilities.

Minimum rental revenue attributable to operating leases is recognized when earned and due from tenants. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease. The effects of scheduled rent increases and rent concessions, if any, are presented on a straight line basis over the term of the lease.

Included in property operating and maintenance are expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses, which have not been reduced by amounts reimbursable by tenants pursuant to applicable lease agreements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



Note 8 - Stock Based Compensations

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

The Black-Scholes option pricing model was used to estimate the fair value of the options at date of grant based on various factors including dividend yield, stock price volatility, interest rates, and expected life of options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options, consistent with the method prescribed by Statement 123, net loss and net loss per share, would have been changed to the pro forma amounts indicated below.

                                                                          Three months        Three months
                                                                                 ended               ended
                                                                              March 31,           March 31,
(in thousands, except per share data)                                             2003                2002
                                                                          ============        ============
Net loss:
As reported.....................................................          $      (724)         $     (706)
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123.....................                  (26)                (54)
                                                                          ------------        ------------
Pro forma.......................................................          $      (750)         $     (760)
                                                                          ============        ============
Net loss per common share:
Basic - as reported.............................................          $     (0.02)         $    (0.02)
Basic - pro forma...............................................                (0.02)              (0.02)
Assuming dilution - as reported.................................                (0.02)              (0.02)
Assuming dilution - pro forma ..................................                (0.02)              (0.02)
                                                                          ============         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item I, herein.

FINANCIAL CONDITION


The Company's assets at March 31, 2003 aggregated $42,405,000 consisting principally of cash and cash equivalents of $3,226,000, investment securities of $19,448,000 and real estate owned of $19,540,000. At March 31, 2003, the
Company's liabilities, including reserves for litigation liabilities, described in Part II - Item 1, aggregated $10,258,000. Total stockholders equity was $32,147,000.


The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $8,000,000 at March 31, 2003 from $7,608,000 at December 31, 2002. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed.


For the three months ended March 31, 2003, cash of $1,147,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income and interest income. The cash needs of the Company for the first three months of 2003 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2003.


For the three months ended March 31, 2002, cash of $3,335,000 was used by operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of interest income.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent assets and alleged litigation liabilities. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. Management of the Company in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At March 31, 2003, the litigation reserves were $1,289,000. For a discussion of alleged liabilities, lawsuits and proceedings, see Part II - Item 1 - Legal Proceedings.

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


The Company has made no purchases under its common stock repurchase plan as of March 31, 2003. There are no material commitments for capital expenditures as of March 31, 2003. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months ended March 31, 2003 vs. the Three Months Ended March 31, 2002

The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of interest income earned on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2003 will be met principally by rental income and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, and the Company's current financial resources.

The Company recorded a net loss of $724,000 or $0.02 per share for the first quarter ended March 31, 2003, compared with a net loss of $706,000 or $0.02 per share for the first quarter ended March 31, 2002.

For the three months ended March 31, 2003 the Company earned rental income from real estate owned of $614,000 as compared to $74,000 for the three months ended March 31, 2002. The increase in the 2003 period reflects increased rental income as a result of the ownership of a 38,000 square foot office building purchased in December 2002.


Compensation and benefits increased to $1,051,000 in the first quarter ended March 31, 2003, compared with $931,000 in respective 2002 period. The increase was principally the result of a higher level of benefit accruals.

Professional and outside services decreased to $77,000 in the first quarter ended March 31, 2003, compared to $121,000 in the respective 2002 period. The decrease in the 2003 period is due to decreases in legal and tax related professional fees.


Property operating and maintenance expenses were $119,000 for the first three months of 2003, compared to $22,000 in the 2002 period. The 2003 three month period includes expenses relating to a 38,000 square foot building purchased in December 2002. The lower expense in 2002 compared to 2003 is due to the fact that the respective 2002 period reflects property ownership expenses for the 14,500 square foot building only. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

Depreciation increased in the first quarter of 2003 to $82,000 from $16,000 in the first quarter of 2002 as a result of depreciation for the building purchased in December 2002.

Interest income in the three months ended March 31, 2003, decreased to $85,000 from $193,000 in the respective 2002 period. The decrease is principally due to a lower level of investments held during the 2003 period as a result of the real estate investment in December 2002. The decrease to a lesser extent is also attributable to continued decrease in the yield on investments in 2003 as compared to the 2002. Interest rates on investments in treasury bills were slightly lower in the first three months of 2003 compared to the 2002 period.

Other income of $205,000 for the first quarter ended March 31, 2002 is attributable to the collection of an investment previously written off.

The income tax provisions of $45,000 in the three months ended March 31, 2003 and March 31, 2002, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. The forward-looking statement may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in occupancy rates or real estate value; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at March 31, 2003 and December 31, 2002 with maturity dates of less than one year consist of the following:

                                                               2003                              2002
                                                   =========================          ========================
                                                   Carrying             Fair          Carrying            Fair
                                                      Value            Value             Value           Value
(in thousands)                                     --------          -------          --------        --------

U.S. Treasury Bills.........................     $   18,312        $  18,313          $ 18,259        $ 18,260
                                                   ========         ========          ========        ========
Weighted average interest rate..............           1.14%                              1.24%
                                                   ========                           ========

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
         Attn:  Shareholder Services


In addition, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission EDGAR Database over the Internet at www.sec.gov. Materials filed with the SEC may also be read or copied by visiting the SEC's Public Reference Room, 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.


Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 11 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

Litigation with SDG, Inc. - Trial in this matter is currently scheduled to be completed in May 2003. The Company will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. ("AMDG"), and vigorously pursue the matter.


AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On April 3, 2003, a panel of the Second Circuit issued a decision affirming the dismissal of the Company's complaint. The Company has filed a petition for rehearing to the Second Circuit. No assurance can be given regarding the ultimate disposition of any such petition, or this litigation.


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


AMBASE CORPORATION



By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Duly Authorized Officer and Principal Financial and
      Accounting Officer)


Date:  May 12, 2003

                              CERTIFICATION


I, Richard A. Bianco certify that:

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



                               /s/ Richard A. Bianco
                               -----------------------------------------------
Date:  May 12, 2003            Richard A. Bianco
                               Chairman, President and Chief Executive Officer

                               CERTIFICATION

I, John P. Ferrara certify that:

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


Date:  May 12, 2003      /s/ John P. Ferrara
                        ---------------------------------------------------
                        John P. Ferrara
                        Vice President, Chief Financial Officer, and Controller