Form 10-Q
period 2003-06-30
AMBASE CORP
filed 2003-07-24
CIK 20639

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    [X] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

YES     X        NO
     -------          -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         --------


At June 30, 2003, there were 46,158,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AMBASE CORPORATION

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2003


TABLE OF CONTENTS                                                                                             PAGE
                                                                                                              ----


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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................12

Item 4.      Controls and Procedures.............................................................................12

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................13

Item 4.      Submission of Matters to a Vote of Security Holders ................................................14

Item 6.      Exhibits and Reports on Form 8-K....................................................................14

Signatures.......................................................................................................15


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       AMBASE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except for share amounts)
                                  (unaudited)

                                                                                        June 30,       December 31,
                                                                                           2003               2002
                                                                                       ========          =========

ASSETS:
Cash and cash equivalents.........................................................     $  2,751          $  4,918
Investment securities:
    Held to maturity (market value $18,344 and $18,260, respectively).............       18,337            18,259
    Available for sale, carried at fair value ....................................        1,059               621
                                                                                       --------          --------
Total investment securities.......................................................       19,396            18,880
                                                                                       --------          --------
Accounts receivable...............................................................            2               109
Real estate owned:
  Land............................................................................        6,954             6,954
  Buildings.......................................................................       12,772            12,772
                                                                                       --------          --------
                                                                                         19,726            19,726
  Less:  accumulated depreciation.................................................         (267)             (104)
                                                                                       --------          --------
Real estate owned, net............................................................       19,459            19,622
Other assets......................................................................          239               127
                                                                                       --------          --------
TOTAL ASSETS......................................................................     $ 41,847          $ 43,656
                                                                                       ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
Accounts payable and accrued liabilities..........................................     $    863          $  1,563
Supplemental retirement plan......................................................        8,431             7,608
Other liabilities.................................................................          254               293
Litigation reserves...............................................................        1,250             1,290
                                                                                       --------          --------
Total liabilities.................................................................       10,798            10,754
                                                                                       --------          --------
Commitments and contingencies.....................................................           -                  -
                                                                                       --------          --------
STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value, 200,000,000 authorized,
  46,335,007 issued)..............................................................          463               463
Paid-in capital...................................................................      547,940           547,940
Accumulated other comprehensive income............................................           64                22
Accumulated deficit...............................................................     (516,733)         (514,876)
Treasury stock, at cost 176,488 and 126,488 shares, respectively..................         (685)             (647)
                                                                                       --------          --------
Total stockholders' equity........................................................       31,049            32,902
                                                                                       --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................     $ 41,847          $ 43,656
                                                                                       ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SECOND QUARTER AND SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)
                      (in thousands, except per share data)

                                                                   SECOND QUARTER                       SIX MONTHS
                                                                2003             2002                2003          2002
                                                                ====             ====                ====          ====

REVENUES:
Rental income.......................................         $   617          $    71             $ 1,231       $   145

OPERATING EXPENSES:
Compensation and benefits...........................           1,003              867               2,054         1,798
Professional and outside services...................             565              309                 642           430
Property operating and maintenance..................             120               19                 239            41
Depreciation........................................              81               15                 163            31
Insurance...........................................              22               29                  42            45
Other operating.....................................              52               35                  81            62
                                                            --------         --------             -------       -------
                                                               1,843            1,274               3,221         2,407
                                                            --------         --------             -------       -------
Operating loss......................................          (1,226)          (1,203)             (1,990)       (2,262)
                                                            --------         --------             -------       -------
Interest income.....................................              86              189                 171           381
Realized gains on investment
    securities available for sale...................              52               -                   52             -
Other income........................................               -               -                    -           205
                                                            --------         --------             -------       -------
Loss before income taxes............................          (1,088)          (1,014)             (1,767)       (1,676)
Income tax expense..................................             (45)             (45)                (90)          (90)
                                                            --------         --------             -------       -------
NET LOSS............................................        $ (1,133)        $ (1,059)            $(1,857)      $(1,766)
                                                            ========         ========             =======       =======

NET LOSS PER COMMON SHARE:

Net loss - basic....................................        $  (0.02)        $  (0.02)            $ (0.04)      $ (0.04)
Net loss - assuming dilution........................           (0.02)           (0.02)              (0.04)        (0.04)
                                                            ========         ========             =======       =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic...............................................          46,204           46,209              46,206        46,209
                                                            ========         ========             =======       =======
Diluted.............................................          46,204           46,209              46,206        46,209
                                                            ========         ========             =======       =======



     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                   SECOND QUARTER AND SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)
                                 (in thousands)

                                                                           Second Quarter               Six Months
                                                                          2003         2002         2003         2002
                                                                        ======       ======       ======       ======

Net loss...........................................................   $ (1,133)    $ (1,059)    $ (1,857)    $ (1,766)

Unrealized holding gains on investment securities
     available for sale, net of tax effect of $0...................         73            9           64           27
                                                                        ------       ------       ------       ------

COMPREHENSIVE LOSS.................................................   $ (1,060)    $ (1,050)    $ (1,793)    $ (1,739)
                                                                        ======       ======       ======       =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)
                                 (in thousands)

                                                                                           2003               2002
                                                                                           ====               ====
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................................    $  (1,857)          $ (1,766)
Adjustments to reconcile net loss to net cash used by operations:
    Depreciation and amortization.................................................          163                 31
    Accretion of discount - investment securities.................................         (105)              (355)
     Realized gains on investment securities available for sale...................          (52)                 -
Changes in other assets and liabilities:
    Accounts receivable...........................................................          107                  6
    Other assets..................................................................         (114)                36
    Accounts payable and accrued liabilities......................................         (700)            (2,381)
    Litigation and contingency reserves uses......................................          (40)               (66)
    Other liabilities.............................................................          783                390
Other, net........................................................................            3                  8
                                                                                       --------           --------
Net cash used by operating activities.............................................       (1,812)            (4,097)
                                                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities - held to maturity............................       26,769             72,035
Purchases of investment securities - held to maturity.............................      (26,742)           (71,182)
Purchases of investment securities - available for sale...........................         (674)              (400)
Sales of investment securities - available for sale...............................          330                  -
                                                                                       --------           --------
Net cash (used) provided by investing activities..................................         (317)               453
                                                                                       --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchase...........................................................          (38)                 -
                                                                                       --------           --------
Net cash used by financing activities.............................................          (38)                 -
                                                                                       --------           --------
Net decrease in cash and cash equivalents.........................................       (2,167)            (3,644)
Cash and cash equivalents at beginning of period..................................        4,918              6,130
                                                                                       --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................................    $   2,751          $   2,486
                                                                                       ========           ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid.................................................................    $      44          $     128
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

     The Company's management expects that operating cash needs for the remainder of 2003 will be met principally by rental income received, the receipt of non-operating revenue consisting of interest income on investment securities and cash equivalents, and the Company's current financial resources.

NOTE 2 - LEGAL PROCEEDINGS

     The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves is regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At June 30, 2003, the litigation reserves were $1,250,000. See Part II
- Item 1 - Legal Proceedings, for a discussion of the Company's legal proceedings.

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

Investment securities consist of the following:



                                             June 30, 2003                                  December 31, 2002
                              =====================================           ========================================
                                               Cost or                                          Cost or
                              Carrying       Amortized         Fair           Carrying        Amortized           Fair
(in thousands)                   Value            Cost        Value              Value             Cost          Value
                              ========       =========      =======           ========        =========          =====
Held to Maturity:
U.S. Treasury Bills
 maturing within
 one year..................  $  18,337       $  18,337     $ 18,344           $ 18,259         $ 18,259       $ 18,260


Available for Sale:

Equity Securities.........       1,059             995        1,059                621              599            621
                             ---------       ---------     --------           --------         --------       --------
                             $  19,396       $  19,332     $ 19,403           $ 18,880         $ 18,858       $ 18,881
                             =========       =========     ========           ========         ========       ========


     The gross unrealized gains on investment securities, at June 30, 2003 and December 31, 2002 consist of the following:


(in thousands)                                                                                         2003          2002
                                                                                                    =======       =======
HELD TO MATURITY:.
Gross unrealized gains...........................................................................   $     7       $     1
                                                                                                    =======       =======
AVAILABLE FOR SALE:
Gross unrealized gains...........................................................................   $    64       $    22
                                                                                                    ========      =======

     Investment securities - available for sale with a cost basis of $278,000 were sold during the second quarter ended June 30, 2003. Total proceeds aggregated $330,000 resulting in recognized gains of $52,000 for the second quarter and six month periods ended June 30, 2003.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $32 million and $31 million as of June 30, 2003 and December 31, 2002, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

     Based upon the Company's federal income tax returns as filed from 1993 to 2001 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at June 30, 2003 the Company has NOL carryforwards, aggregating approximately $30.6 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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


(in thousands)                                    SECOND QUARTER ENDED                     SIX MONTHS ENDED
                                                      JUNE 30, 2003                          JUNE 30, 2003

                                            ================================        ===================================
                                               UNREALIZED        ACCUMULATED           UNREALIZED           ACCUMULATED
                                            GAINS (LOSSES)             OTHER        GAINS (LOSSES)                OTHER
                                            ON INVESTMENT      COMPREHENSIVE        ON INVESTMENT         COMPREHENSIVE
                                               SECURITIES             INCOME           SECURITIES                INCOME
                                            =============      =============        =============         =============
Balance beginning of period.................  $        (9)       $        (9)         $        22           $        22

Reclassification adjustment for gains
        realized in net income..............          (15)               (15)                 (15)                  (15)

Change during the period....................           88                 88                   57                    57
                                                  -------           --------             --------              --------
Balance end of period.......................  $        64        $        64           $       64           $        64
                                                  =======           ========             ========              ========


(in thousands)                                    SECOND QUARTER ENDED                     SIX MONTHS ENDED
                                                      JUNE 30, 2002                          JUNE 30, 2002
                                            ================================        ===================================
                                               UNREALIZED        ACCUMULATED           UNREALIZED           ACCUMULATED
                                            GAINS (LOSSES)             OTHER        GAINS (LOSSES)                OTHER
                                            ON INVESTMENT      COMPREHENSIVE        ON INVESTMENT         COMPREHENSIVE
                                               SECURITIES             INCOME           SECURITIES                INCOME
                                            =============      =============        =============         =============

Balance beginning of period.................  $        18        $        18          $         -           $         -

Change during the period....................            9                  9                   27                    27
                                                 --------           --------             --------              --------
Balance end of period.......................  $        27        $        27           $       27           $        27
                                                 ========           ========             ========              ========


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

     The buildings are carried at cost, net of accumulated depreciation of $267,000 and $104,000 at June 30, 2003 and December 31, 2002, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $191,000 at June 30, 2003 and $226,000 at December 31, 2002, are included in other liabilities.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 - STOCK BASED COMPENSATION

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


                                                                          Second        Second            Six            Six
                                                                         Quarter       Quarter         months          months
                                                                           ended         ended          ended           ended
                                                                        June 30,      June 30,       June 30,        June 30,
(in thousands, except per share data)                                       2003          2002           2003            2002
                                                                        ========      ========       ========        ========
Net loss:
As reported.................................................          $   (1,133)    $  (1,059)     $  (1,857)      $  (1,766)
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123.................                 (26)          (54)           (52)           (108)
                                                                        --------      --------       --------        --------
Pro forma...................................................          $   (1,159)    $  (1,113)     $  (1,909)      $  (1,874)
                                                                        ========      ========       ========        ========
Net loss per common share:
Basic - as reported.........................................          $    (0.02)    $   (0.02)     $   (0.04)      $   (0.04)
Basic - pro forma...........................................               (0.03)        (0.02)         (0.04)          (0.04)
Assuming dilution - pro forma ..............................               (0.02)        (0.02)         (0.04)          (0.04)
Assuming dilution - pro forma ..............................               (0.03)        (0.02)         (0.04)          (0.04)
                                                                        ========      ========       ========        ========

     Options to purchase 1,125,000 shares of common stock for the second quarter and six months ended June 30, 2003, and 1,170,000 shares of common stock for the second quarter and six months ended June 30, 2002, were excluded from the computation of diluted earnings per share because these options were antidilutive.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item I, herein.

FINANCIAL CONDITION

     The Company's assets at June 30, 2003 aggregated $41,847,000 consisting principally of cash and cash equivalents of $2,751,000, investment securities of $19,396,000 and real estate owned of $19,459,000. At June 30, 2003, the
Company's liabilities, including reserves for litigation liabilities, described in Part II - Item 1, aggregated $10,798,000. Total stockholders equity was $31,049,000.

     The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $8,431,000 at June 30, 2003 from $7,608,000 at December 31, 2002. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed.

     For the six months ended June 30, 2003, cash of $1,812,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income and interest income. The cash needs of the Company for the first six months of 2003 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2003.

     For the six months ended June 30, 2002, cash of $4,097,000 was used by operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of interest and rental income.

     The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent assets and alleged litigation liabilities. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. Management of the Company in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At June 30, 2003, the litigation reserves were $1,250,000. For a discussion of alleged liabilities, lawsuits and proceedings, see Part II - Item 1 - Legal Proceedings.

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

     During June 2003, the Company purchased 50,000 shares of common stock pursuant to its common stock repurchase plan. There are no material commitments for capital expenditures as of June 30, 2003. Inflation has had no material impact on the business and operations of the Company.

     RESULTS OF OPERATIONS FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 VS. THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

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

     The Company recorded a net loss of $1,133,000 or $0.02 per share and $1,857,000 or $0.04 per share for the second quarter and six months ended June 30, 2003, respectively compared with a net loss of $1,059,000 or $0.02 per share and $1,766,000 or $0.04 per share for the second quarter ended June 30, 2002, respectively.

     For the second quarter and six months ended June 30, 2003 the Company earned rental income from real estate owned of $617,000 and $1,231,000 respectively, as compared to $71,000 and $145,000 for the second quarter and six months ended June 30, 2002, respectively. The increase in the 2003 periods reflects increased rental income as a result of the ownership of a 38,000 square foot office building purchased in December 2002.

     Compensation and benefits increased to $1,003,000 in the second quarter and $2,054,000 in the six months ended June 30, 2003, respectively, compared with $867,000 and $1,798,000 in respective 2002 periods. The increases were principally the result of a higher level of benefit accruals.

     Professional and outside services increased to $565,000 and $642,000 in the second quarter and six months ended June 30, 2003, compared to $309,000 and $430,000 in the respective 2002 periods. The increase in the 2003 periods is due to increases in legal fees principally relating to the SDG litigation proceeding.

     Property operating and maintenance expenses were $120,000 and $239,000 for the second quarter and six months of 2003, respectively, compared to $19,000 and $41,000 in the respective 2002 periods. The 2003 second quarter and six month periods includes expenses relating to a 38,000 square foot building purchased in 2002. The lower expenses in 2002 compared to 2003 is due to the respective 2002 periods reflecting property ownership expenses for the 14,500 square foot building only. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Depreciation increased in the second quarter and six months of 2003 to $81,000 and $163,000, respectively, from $15,000 and $31,000 in the second quarter and six months of 2002, as a result of depreciation expense for the building purchased in December 2002.

     Interest income in the second quarter and six months ended June 30, 2003, decreased to $86,000 and $171,000 respectively from $189,000 and $381,000, in the respective 2002 periods. The decreases are principally due to a lower level of investments held during the 2003 period as a result of the real estate investment in December 2002. The decrease to a lesser extent is also attributable to continued decrease in the yield on investments in 2003 as compared to the comparable 2002 periods.

     Other income of $205,000 for the six months ended June 30, 2002 is attributable to the collection of an investment previously written off.

     The income tax provisions of $45,000 and $90,000 second quarter and six months ended June 30, 2003, and $45,000 and $90,000 for the second quarter and six months ended June 2002, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at June 30, 2003 and December 31, 2002 with maturity dates of less than one year consist of the following:

                                                           2003                            2002
                                                   ====================          ======================
                                                   Carrying        Fair          Carrying          Fair
                                                      Value       Value             Value         Value
(in thousands)                                     --------     -------          --------       -------


U.S. Treasury Bills.........................      $  18,337    $ 18,344         $  18,259      $ 18,260
                                                   ========     =======          ========       =======

Weighted average interest rate..............          1.09%                         1.24%
                                                   ========                      ========

     The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the period.


ITEM 4.  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended June 30, 2003.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information contained in Item 8 - Note 10 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

     Litigation with SDG, Inc. - A trial in this matter was completed during May 2003, after which the Judge instructed both parties to submit post trial briefs during August 2003. The Company will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. ("AMDG"), and vigorously pursue the matter.

     AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On June 12, 2003, the Second Circuit panel that issued the April 3, 2003 decision denied the petition for rehearing and the Second Circuit denied the petition for rehearing in banc. The panel's and Second Circuit's refusal to rehear the case means that the United States Supreme Court is the only option for review of the panel's decision. If such a review is sought, no assurance can be given regarding whether the Supreme Court will decide to review the Second Circuit's decision.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on May 16, 2003, two proposals were voted upon by the Company's stockholders. A brief discussion of each proposal voted upon at the Annual Meeting and the number of votes cast for, against, and withheld, as well as the number of abstentions to each proposal are set forth below.

     A vote was taken for the election of one Director of the Company to hold office for a three year term and until his successor shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for the nominee were as follows:

      Nominee                            For                  Withheld
================                      =========               =========
Robert E. Long                       29,273,662               7,398,022

     There were no broker non-votes. The terms of directors Richard A. Bianco, John B. Costello and Michael L. Quinn continued after the meeting.

     A vote was taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 2003. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

     For                     Against                        Abstain
 =========                  =========                      =========
 36,526,281                  114,060                        31,343

There were no broker non-votes.

     The foregoing proposals are described more fully in the Company's definitive proxy statement, filed with the Securities and Exchange Commission on March 27, 2003 pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer
      Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer
      Exhibit 32.1 Rule 13a-14(b)/Section 1350 Certification of Chief Executive Officer Exhibit 32.2 Rule 13a-14(b)/Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION



      /s/ John P. Ferrara
BY    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (DULY AUTHORIZED OFFICER AND PRINCIPAL FINANCIAL AND
      ACCOUNTING OFFICER)

Date:  July 24, 2003