Form 10-Q
period 2003-09-30
AMBASE CORP
filed 2003-11-12
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q


                   [X]  Quarterly  Report  Pursuant  to Section
                           13 or 15(d) of the  Securities
                               Exchange Act of 1934


                  For the quarterly period ended September 30, 2003

                                       or

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

YES     X        NO
     -------         -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------


     At September 30, 2003, there were 46,158,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2003

TABLE OF CONTENTS                                                Page
                                                                ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..13

Item 4.      Controls and Procedures.....................................14

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...........................................15

Item 6.      Exhibits and Reports on Form 8-K............................16

Signatures...............................................................17


PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except for share amounts)
                                     (unaudited)

                                                                                     September 30,      December 31,
                                                                                         2003               2002
                                                                                      =========          =========

Assets:
Cash and cash equivalents.........................................................   $     2,806        $    4,918
Investment securities:
 Held to maturity (market value $18,387  and $18,260, respectively)...............        18,385            18,259
 Available for sale, carried at fair value .......................................           732               621
                                                                                        --------          --------
Total investment securities.......................................................        19,117            18,880
                                                                                        --------          --------
Accounts receivable...............................................................            2                109
Real estate owned:
  Land............................................................................        6,954              6,954
  Buildings and improvements......................................................       12,809             12,772
                                                                                        --------          --------
                                                                                         19,763             19,726
  Less:  accumulated depreciation.................................................         (350)              (104)
                                                                                       --------           --------
Real estate owned, net............................................................       19,413             19,622
Other assets......................................................................          293                127
                                                                                       --------           --------
Total assets......................................................................   $   41,631         $   43,656
                                                                                          =====              =====
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $     1,156        $    1,563
Supplemental retirement plan......................................................         8,861             7,608
Other liabilities.................................................................           251               293
Litigation reserves...............................................................         1,250             1,290
                                                                                         --------         --------
Total liabilities.................................................................        11,518            10,754
                                                                                         --------         --------
Commitments and contingencies.....................................................             -                 -
                                                                                         --------         --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
  46,335,007 issued)..............................................................           463               463
Paid-in capital...................................................................       547,940           547,940
Accumulated other comprehensive income............................................            35                22
Accumulated deficit...............................................................      (517,640)         (514,876)
Treasury stock, at cost - 176,488 and 126,488 shares, respectively................          (685)             (647)
                                                                                          --------        --------
Total stockholders' equity........................................................         30,113           32,902
                                                                                          --------        --------

Total liabilities and stockholders' equity........................................     $   41,631       $   43,656
                                                                                            =====            =====


The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                      (in thousands, except per share data)

                                                          Third Quarter                             Nine Months

                                                        2003            2002                   2003                2002
                                                        ====            ====                   ====                ====
Revenues:
Rental income.......................................  $   615         $    83               $   1,846            $  228

Operating expenses:

Compensation and benefits........................          982            872                   3,036             2,670
Professional and outside services...............           270            431                     912               861
Property operating and maintenance............             158             33                     397                74
Depreciation........................................        83             16                     246                47
Insurance.............................................      37             15                      79                60
Other operating....................................         30             31                     111                93
                                                      --------         -------               --------           -------
                                                         1,560          1,398                   4,781             3,805
                                                      --------         -------               --------          --------

Operating loss.......................................     (945)        (1,315)                 (2,935)           (3,577)
                                                      --------         -------               ---------         --------

Interest income.......................................      71            189                     242               570
Realized gains on investment
    securities available for sale......................     12              -                      64                 -
Other income...........................................      -              -                       -               205
Write down of investments........................            -         (1,600)                      -            (1,600)
                                                      --------        --------                --------          -------
Loss before income taxes................................. (862)        (2,726)                 (2,629)           (4,402)
Income tax expense.................................        (45)           (44)                   (135)             (134)
                                                      --------       ---------               ---------           -------
Net loss..............................................$  ( 907)      $ (2,770)               $ (2,764)          $(4,536)
                                                         =====         ======                   =====             =====
Net loss per common share:

Net loss - basic......................................$  (0.02)      $  (0.06)               $  (0.06)          $  (0.10)
Net loss - assuming dilution........................     (0.02)         (0.06)                  (0.06)             (0.10)
                                                         =====          =====                   =====              =====
Weighted average common shares outstanding:

Basic...................................................46,159         46,209                  46,190             46,209
                                                         =====          =====                   =====             =====
Diluted................................................ 46,159         46,209                  46,190             46,209
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

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)



                                                                          Third Quarter            Nine Months
                                                                        2003          2002       2003         2002
                                                                       ======        ======     ======       ======

Net loss...........................................................  $ (   907)    $ (2,770)   $ (2,764)     $ (4,536)

Unrealized holding gains on investment securities
     available for sale, net of tax effect of $0...................         73          (29)         64            (2)
                                                                      --------      --------    --------     ---------

Comprehensive loss.................................................  $ (   834)    $ (2,799)   $ (2,700)     $ (4,538)
                                                                     =========     ========    ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)



                                                                                           2003          2002
                                                                                           ====          ====
Cash flows from operating activities:
Net loss..........................................................................    $  (2,764)       $(4,536)
Adjustments to reconcile net loss to net cash used by operations:
    Depreciation and amortization.................................................          246             47
    Accretion of discount - investment securities.................................         (149)          (528)
     Realized gains on investment securities available for sale...................          (64)             -
Changes in other assets and liabilities:
    Write down of investments.....................................................            -          1,600
    Accounts receivable...........................................................          107              4
    Other assets..................................................................         (166)           (11)
    Accounts payable and accrued liabilities......................................         (407)        (2,095)
    Litigation and contingency reserves uses......................................          (40)          (118)
    Other liabilities.............................................................        1,211            589
Other, net........................................................................            -              8
                                                                                       --------       --------
Net cash used by operating activities.............................................       (2,026)        (5,040)
                                                                                       --------       --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       36,654         88,800
Purchases of investment securities - held to maturity.............................      (36,631)       (87,881)
Purchases of investment securities - available for sale...........................         (674)          (400)
Building improvements.............................................................          (38)             -
Sales of investment securities - available for sale...............................          641              8
                                                                                       --------       --------
Net cash (used) provided by investing activities..................................          (48)           527
                                                                                       --------       --------
Cash flows from financing activities:
Common stock repurchase...........................................................          (38)             -
                                                                                       --------       --------
Net cash used by financing activities.............................................          (38)             -
                                                                                       --------       --------
Net decrease in cash and cash equivalents.........................................       (2,112)        (4,513)
Cash and cash equivalents at beginning of period..................................        4,918          6,130
                                                                                       --------       --------
Cash and cash equivalents at end of period........................................    $   2,806         $1,617
                                                                                          =====          =====
Supplemental cash flow disclosures:
Income taxes paid.................................................................    $     155         $  157
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

Note 2 - Legal Proceedings

     The Company has certain alleged liabilities and is a defendant in certain lawsuits. The accompanying consolidated financial statements do not include adjustments that might result from an ultimate unfavorable outcome of these uncertainties. Although the basis for the calculation of the litigation reserves is regularly reviewed by the Company's management and outside legal counsel, the assessment of these reserves includes an exercise of judgment and is a matter of opinion. At September 30, 2003, the litigation reserves were $1,250,000. See
Part II - Item 1 - Legal Proceedings, for a discussion of the Company's legal proceedings including a discussion of the Supervisory Goodwill litigation.

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

     Investment securities consist of the following:

                                             September 30, 2003                            December 31, 2002
                             ======================================           ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======           ========      =========         ======
Held to Maturity:
U.S. Treasury Bills maturing within
  one year..................  $ 18,385      $  18,385      $ 18,387           $ 18,259      $ 18,259        $ 18,260

Available for Sale:
Equity Securities.........         732            697           732                 621           599            621
                             ----------     ---------      --------           ---------     ---------       ---------
                             $  19,117     $   19,082     $  19,119           $  18,880     $  18,858       $ 18,881
                             ============  ==========     =========           =========     =========       ========


     The gross unrealized gains on investment securities, at September 30, 2003 and December 31, 2002 consist of the following:

(in thousands)                                                                               2003           2002
                                                                                           =======        ======
Held to Maturity:.
Gross unrealized gains............................................................        $     2         $    1
                                                                                          =======         ======
Available for Sale:
Gross unrealized gains.............................................................       $    35         $   22
                                                                                          =======         ======


     The realized gain on the sale of investment securities available for sale for the third quarter and nine months ended September 30, 2003, is as follows:

                                                                        Third                                 Nine
(in thousands)                                                         Quarter                               Months
                                                                     =========                              =======
Net sale proceeds...........................................      $        311                        $         641
Cost basis..................................................              (299)                                (577)
                                                                  ------------                          -----------
Realized gain...............................................      $         12                        $          64
                                                                  ============                        =============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $33 million and $31 million as of September 30, 2003 and December 31, 2002, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

     In March 2000, the Company filed several carryback claims with the IRS (the "Carryback Claims"), seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. The Carryback Claims and the 1992 Amended Return are currently being reviewed by the IRS. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company has sought administrative review of the letter by protesting to the Appeals Division of the IRS. The Company is currently awaiting review of an IRS appeals officer. The Company can give no assurances that the Carryback Claims will be ultimately allowed by the IRS, the final amount of the refunds, if any, or when they might be received.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based upon the Company's federal income tax returns as filed from 1993 to 2002 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at September 30, 2003, the Company has NOL carryforwards, aggregating approximately $33.8 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

(in thousands)                                  Third Quarter Ended                 Nine Months Ended
                                                September 30, 2003                  September 30,2003
                                              ========================           ======================
                                           Unrealized          Accumulated     Unrealized        Accumulated
                                        Gains (Losses)               Other    Gains (Losses)           Other
                                        on Investment        Comprehensive    on Investment    Comprehensive
                                           Securities               Income       Securities           Income
                                        =============        =============    =============    =============

Balance beginning of period........     $          64        $         64     $         22     $         22

Reclassification adjustment for gains
        realized in net income.....               (20)                (20)             (35)             (35)

Change during the period...........                (9)                 (9)              48               48

                                              --------            --------       ----------        ---------
Balance end of period..............     $          35         $        35     $         35     $         35
                                              ========        ===========     ============     =============

(in thousands)                                 Third Quarter Ended                  Nine Months Ended
                                                September 30, 2002                 September 30, 2002
                                              =======================         =========================
                                            Unrealized         Accumulated     Unrealized        Accumulated
                                         Gains (Losses)              Other    Gains (Losses)           Other
                                         on Investment       Comprehensive    on Investment    Comprehensive
                                            Securities              Income       Securities           Income
                                         ==============      =============    =============    =============

Balance beginning of period........     $          27         $        27     $          -     $          -

Change during the period...........               (29)                (29)              (2)              (2)

                                              -------- .          --------          --------        --------
Balance end of period..............     $          (2)        $        (2)    $         (2)    $         (2)
                                              =========           ========          ========        ========

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

     The buildings and improvements are carried at cost, net of accumulated depreciation of $268,000 and $104,000 at September 30, 2003 and December 31, 2002, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $191,000 at September 30, 2003 and $226,000 at December 31, 2002, are included in other liabilities.

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

                                                      Third Quarter Ended                 Nine Months Ended
                                                 September 30,   September 30,      September 30,    September 30,
(in thousands, except per share data)                2003            2002               2003             2002
                                                  ===========    =============      =============    =============
Net loss:
As reported....................................  $    (  907)    $     (2,770)      $     (2,764)    $     (4,536)
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123....          (26)             (54)               (78)            (162)
                                                 ------------    -------------      -------------    --------------
Pro forma                                        $    (  933)    $     (2,824)      $     (2,842)    $     (4,698)
                                                 ============    =============      =============    ==============
Net loss per common share:
Basic - as reported............................  $     (0.02)    $      (0.06)      $      (0.06)    $      (0.10)
Basic - pro forma..............................        (0.02)           (0.06)             (0.06)           (0.10)
Assuming dilution - pro forma .................        (0.02)           (0.06)             (0.06)           (0.10)
Assuming dilution - pro forma .................        (0.02)           (0.06)             (0.06)           (0.10)
                                                 ============    =============      =============     ============


     Options to purchase 1,125,000 shares of common stock for the third quarter and nine months ended September 30, 2003, and 1,170,000 shares of common stock for the third quarter and nine months ended September 30, 2002, were excluded from the computation of diluted earnings per share because these options were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item I, herein.

FINANCIAL CONDITION

     The Company's assets at September 30, 2003 aggregated $41,631,000 consisting principally of cash and cash equivalents of $2,806,000, investment securities of $19,117,000 and real estate owned of $19,413,000. At September 30, 2003, the Company's liabilities, including reserves for litigation liabilities, described in Part II - Item 1, aggregated $11,518,000. Total stockholders equity was $30,113,000.

     The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $8,861,000 at September 30, 2003 from $7,608,000 at December 31, 2002. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed.

     For the nine months ended September 30, 2003, cash of $2,026,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income and interest income. The cash needs of the Company for the first nine months of 2003 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2003.

     For the nine months ended September 30, 2002, cash of $5,040,000 was used by operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of interest and rental income.

     The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its remaining assets and liabilities, including the contingent assets and alleged litigation liabilities. Extensive discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all pending and threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. Management of the Company in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation. At September 30, 2003, the litigation reserves were $1,250,000. For a discussion of alleged liabilities, lawsuits and proceedings, including the Supervisory Goodwill litigation see Part II - Item 1 - Legal Proceedings.

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

     During June 2003, the Company repurchased 50,000 shares of common stock at a purchase price of $0.75 per share, pursuant to its common stock repurchase plan. There are no material commitments for capital expenditures as of September 30, 2003. Inflation has had no material impact on the business and operations of the Company.

     Results of Operations for the Third Quarter and Nine Months ended September 30, 2003 vs. the Third Quarter and Nine Months Ended September 30, 2002

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

     The Company recorded a net loss of $907,000 or $0.02 per share and $2,764,000 or $0.06 per share for the third quarter and nine months ended September 30, 2003, respectively.

     For the third quarter and nine months ended September 30, 2002 the Company recorded a net loss of $2,770,000 or $0.06 per share and $4,536,000 or $0.10 per share, respectively. The third quarter and nine months periods ended September 30, 2002, include a charge of $1,600,000 to reflect a write down of the Company's investments in AMDG and SDG, as further described below.

     For the third quarter and nine months ended September 30, 2003 the Company earned rental income from real estate owned of $615,000 and $1,846,000 respectively, as compared to $83,000 and $228,000 for the third quarter and nine months ended September 30, 2002, respectively. The increase in the 2003 periods reflects increased rental income as a result of the ownership of a 38,000 square foot office building purchased in December 2002.

     Compensation and benefits increased to $982,000 in the third quarter and $3,036,000 in the nine months ended September 30, 2003, respectively, compared with $872,000 and $2,670,000 in the respective 2002 periods. The increases were principally the result of a higher level of benefit accruals.

     Professional and outside services decreased to $270,000 in the third quarter ended September 30, 2003, compared to $431,000 for the third quarter ended September 30, 2002. The decrease in the third quarter period is due primarily to legal fees incurred in the 2002 period for an arbitration proceeding. For the nine month period ended September 30, 2003, professional and outside services increased to $912,000 from $861,000 in the respective 2002 period. The increase in the 2003 nine month period is due to increases in legal fees principally relating to the SDG litigation proceeding.

     Property operating and maintenance expenses were $158,000 and $397,000 for the third quarter and nine months ended September 30, 2003, respectively, compared to $33,000 and $74,000 in the respective 2002 periods. The 2003 third quarter and nine month periods includes expenses relating to a 38,000 square foot building purchased in 2002. The lower expenses in 2002 compared to 2003 are due to the respective 2002 periods reflecting property ownership expenses for the 14,500 square foot building only. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Depreciation increased in the third quarter and nine months ended September 30, 2003, to $83,000 and $246,000, respectively, from $16,000 and $47,000 in the third quarter and nine months ended September 30, 2002, as a result of depreciation expense for the building purchased in December 2002.

     Interest income in the third quarter and nine months ended September 30, 2003, decreased to $71,000 and $242,000 respectively from $189,000 and $570,000, in the respective 2002 periods. The decreases are principally due to a lower level of investments held during the 2003 period as a result of the real estate investment in December 2002. The decrease to a lesser extent is also attributable to continued decrease in the yield on investments in 2003 as compared to the comparable 2002 periods.

     Other income of $205,000 for the nine months ended September 30, 2002 is attributable to the collection of an investment previously written off.

     Write down of investments in the third quarter and nine month periods ended September 30, 2002, reflects the Company's write down of its investments in SDG and AMDG of $1,250,000 and $350,000, respectively. The Company recorded the write down in September 2002, in connection with the ongoing evaluation of its investments, and the determination that the value of its investments in SDG and AMDG had been other than temporarily impaired. See Part II - Item 1 - Legal
Proceedings, for further information with regard to the legal proceedings relating to SDG and AMDG. The Company will continue to monitor the status of its SDG and AMDG investments and vigorously pursue recovery of its legal claims. However, there can be no assurance that the Company will be able to recover all of any part of its investment in these companies.

     The income tax provisions of $45,000 and $135,000 for the third quarter and nine months ended September 30, 2003, and $44,000 and $134,000 for the third quarter and nine months ended September 2002, respectively, are primarily attributable to provisions for state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at September 30, 2003 and December 31, 2002 with maturity dates of less than one year consist of the following:


                                                          2003                          2002
                                                   ====================       =========================
                                                   Carrying       Fair        Carrying           Fair
                                                    Value        Value         Value             Value
(in thousands)                                     --------      -----        --------           ------

U.S. Treasury Bills.........................    $   18,337    $  18,387       $ 18,259         $ 18,260
                                                ==========    =========       ========         ========
Weighted average interest rate..............          1.03%                       1.24%
                                                ==========                    ========


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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended September 30, 2003.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     (a) Marshall Manley v. AmBase Corporation. In July 2003, the Second Circuit issued a written decision denying all of Manley's claims in his Notice of Appeal. On August 19, 2003, the Second Circuit issued its mandate rejecting the appeal. Manley has neither petitioned the Second Circuit for rehearing nor petitioned the United State Supreme Court for a Writ of Certiorari to review the Second Circuit's decision. Manley has until November 19, 2003, to petition for a Writ of Certiorari. The Company does not expect Manley to file a Certiorari petition, but intends vigorously to oppose the petition in the event that Manley does so petition. No assurance can be given regarding whether Manley will file a petition for a Writ of Certiorari, whether the United State Supreme Court will grant review of the Second Circuit's decision if Manley does file such a petition, or the ultimate outcome with regard to this matter should the United States Supreme Court grant review of the Second Circuit's decision.

     (b) Supervisory Goodwill Litigation. On August 25, 2003, the Court of Federal Claims (the "Court") issued a decision in which it (i) ruled that the Government had entered into and breached its supervisory goodwill contracts with the Company's wholly-owned subsidiary, Carteret Savings Bank ("Carteret"); (ii) rejected the Company's claim that it was entitled to recover damages directly from the Government under the Takings Clause for the loss of Carteret; and (iii) rejected the Company's claim that the Government had "illegally exacted" $62.5 million that the Company paid into Carteret subsequent to the Government's breach of the Goodwill contracts. Specifically, the Court held that the Company could not recover damages under the Takings Clause because it could be restored to the position it was in before the breach through Carteret's breach of contract action.

     On September 17, 2003, the Company filed a Motion to Dismiss The FDIC And To Define The Appropriate Measure of Carteret's Contract Damages. On September 30, 2003, the FDIC, as plaintiff-intervenor in the case, and the United States, as defendant in the case, each filed a separate response to the Company's motion. On October 1, 2003, the Court held a telephonic status conference pursuant to an order set forth in the August 25, 2003 Opinion.

     Pursuant to that status conference, the Court ordered that through their additional briefing on the Company's Motion to Dismiss the FDIC and to Define the Appropriate Measure of Carteret's Contract Damages (i.e., through the Company's reply brief and the surreply brief granted to the FDIC and the United States), the parties should address the following question: "whether this Court has the power to review the amount of the receivership deficit as administered by the FDIC." In an Order dated October 16, 2003, the Court modified the briefing schedule such that the Company filed its reply brief as required on October 31, 2003, and the surreply brief of the FDIC and the United States is due November 13, 2003. In addition, the Court ordered oral argument on this issue for November 20, 2003, at 2 p.m.

     Both the Court of Federal Claims and the Court of Appeals for the Federal Circuit have continued to issue decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. The Trial court and appellate decision in California Federal as well as other case decisions are publicly available, may be relevant to the Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

     No assurance can be given regarding the ultimate outcome of the litigation.

     (c) Litigation with SDG, Inc. - A trial in this matter was completed during May 2003 and both parties submitted post trial briefs during August 2003. The Court has not yet made a ruling. The Company will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. ("AMDG"), and vigorously pursue the matter.

(d) Other.

     AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On September 10, 2003, the Company petitioned the United States Supreme Court for a Writ of Certiorari seeking review of the Second Circuit's decision. On October 15, 2003, the Trust filed its opposition to the Company's petition. On October 27, 2003, the Company filed it's reply to the Trust's opposition. No assurance can be given regarding whether the United States Supreme Court will grant review of the Second Circuit's decision or the ultimate outcome with regard to this matter.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer
      Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer
      Exhibit 32.1 Section 1350 Certification of Chief Executive Officer Exhibit
      32.2 Section 1350 Certification of Chief Financial Officer

(b) Form 8-K

     Registrant filed one Current Report on Form 8-K prior to the filing of this Form 10-Q for the quarter ended September 30, 2003 as follows:

     Date                Event Reported
     ----                --------------
     August 26, 2003     U.S. Court of Federal Claims  decision in the
                         Company's Supervisory Goodwill case.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION



/s/  John P. Ferrara
------------------------------------------------------

By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Duly Authorized Officer and Principal Financial and
      Accounting Officer)


Date:  November 12, 2003