Form 10-K
period 2003-12-31
AMBASE CORP
filed 2004-03-26
CIK 20639

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                     FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT
 TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANAGE ACT OF 1934

(Mark  One)
|X|  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

                          OR
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


                    Commission file number 1-07265

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

Yes ______     No ___X___

At February 27, 2004, there were 46,233,519 shares of registrant's Common Stock outstanding. At June 30, 2003 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.87 per share, was approximately $31 million. The Common Stock constitutes registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 32.

AmBase Corporation

Annual Report on Form 10-K
December 31, 2003

TABLE OF CONTENTS                                                                                             Page
----------------------------------------------                                                               ------
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

Item 2.       Properties..........................................................................................2

Item 3.       Legal Proceedings...................................................................................2

Item 4.       Submission of Matters to a Vote of Security Holders.................................................2

              Executive Officers of the Registrant................................................................2


PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                Equity Securities.................................................................................3

Item 6.       Selected Financial Data.............................................................................3

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............4

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..........................................8

Item 8.       Financial Statements and Supplementary Data.........................................................9

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............30

Item 9A.      Controls and Procedures............................................................................30

PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................30

Item 11.      Executive Compensation.............................................................................30

Item 12.      Security Ownership of Certain Beneficial Owners & Management & Related Stockholder Matters.........31

Item 13.      Certain Relationships and Related Transactions.....................................................31

Item 14.      Principal Accountant Fees and Services.............................................................31

PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................32

PART I

ITEM 1.       BUSINESS

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975 by City Investing Company ("City"). AmBase is a holding company that, through a wholly owned subsidiary, owns two commercial office buildings in Greenwich, Connecticut that are managed and operated by the Company. One building is approximately 14,500 square feet and is substantially leased to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices. The other building is approximately 38,000 square feet and is leased to unaffiliated third parties.

The  Company's  assets  currently   consist  primarily  of  cash  and  cash
equivalents, investment securities, and real estate owned. The Company's main source of operating revenue is rental income received from real estate owned. The Company also earns non-operating revenue principally consisting of interest income earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Part II - Item 8 - Note 10 to the Company's consolidated financial statements. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 5 employees at December 31, 2003.

Background

City originally incorporated AmBase as the holding company for The Home Insurance Company, and its affiliated property and casualty insurance companies ("The Home"). In 1985, City, which owned all the outstanding shares of the Common Stock of the Company, distributed the Company's shares to City's common stockholders. The Home was sold in February 1991.

In August 1988, the Company acquired Carteret Bancorp Inc. Carteret Bancorp Inc., through its principal wholly owned subsidiary, Carteret Savings Bank, FA ("Carteret"), was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing. On December 4, 1992, the Office of Thrift Supervision ("OTS") placed Carteret in receivership under the management of the Resolution Trust Corporation ("RTC") and a new institution, Carteret Federal Savings Bank, was established to assume the assets and certain liabilities of Carteret. Following the seizure of Carteret, the Company was deregistered as a savings and loan holding company by the OTS, although the OTS retains jurisdiction for any regulatory violations prior to deregistration. See
Part II - Item 8 - Note 10 to the Company's consolidated financial statements for a discussion of Supervisory Goodwill litigation relating to Carteret.

In December 1997, the Company formed a new wholly owned subsidiary, SDG Financial Corp. ("SDG Financial"), to pursue merchant banking activities. SDG Financial purchased an equity interest in SDG, Inc. ("SDG") and was granted the exclusive right to act as the investment banking/financial advisor to SDG, Inc. and all of its subsidiaries and affiliates. The Company also purchased convertible preferred and common stock in AMDG, Inc. ("AMDG"), a majority owned subsidiary of SDG. SDG and AMDG are development stage pharmaceutical companies. In 2002 the Company recorded a write down of its investments in SDG and AMDG, see Part II - Item 7 - Results of Operations, for further information.


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

ITEM 2.     PROPERTIES

The Company owns two commercial office buildings in Greenwich, Connecticut.
One building is approximately 14,500 square feet and is substantially leased to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices. The second building is approximately 38,000 square feet and is leased to unaffiliated third parties.

ITEM 3.     LEGAL PROCEEDINGS

For a discussion of the Company's legal proceedings, including the Company's Supervisory Goodwill litigation, see Part II - Item 8 - Note 10 to the Company's consolidated financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Each executive officer is elected to serve in the executive officer capacity set forth opposite his respective name until the next Annual Meeting of Stockholders. The Company is not aware of any family relationships between any of the executive officers or directors of the Company.

Set forth below is a list of executive officers of the Company at December 31, 2003:

Name                                    Age                            Title
====                                    ===                            ==========
Richard A. Bianco                        56                            Chairman, President and
                                                                       Chief Executive Officer


John P. Ferrara                          42                            Vice President, Chief Financial Officer
                                                                       and Controller

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                       2003                                        2002
                                               =====================                       =====================
                                               High               Low                     High                Low
                                               ====               ===                     ====                ===
First Quarter.......................       $    0.90          $   0.70                $    1.60          $   1.11
Second Quarter......................            0.90              0.71                      1.44             0.95
Third Quarter.......................            1.11              0.68                      1.10             0.91
Fourth Quarter......................            0.85              0.64                      0.97             0.88

As of January 30, 2004, there were approximately 16,000 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 2003 or 2002. The Company does not intend to declare or pay dividends in the foreseeable future.

For information concerning the Company's stockholder rights plan and common stock repurchase plan, see Part II - Item 8 - Note 5 to the Company's consolidated financial statements.


ITEM 6.       SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Part II - Item 8 of this Form 10-K.

                                                        Years ended December 31
                                         ==========================================================
(in thousands, except per  share  data)  2003       2002(a)       2001(b)       2000       1999
                                         ====       =======       =======       ====       ====
Operating revenue...................   $2,578       $   477       $   179     $    -     $    -
Interest  income....................      334           705         2,099      2,795      2,166
Net income (loss)...................   (3,559)       (5,133)       62,110      5,174     (4,515)
                                       =======      ========      =======     ======     =======
Net  income  (loss)  per  common  share
Basic...............................   $(0.08)      $ (0.11)      $  1.34     $ 0.11     $(0.10)
Assuming dilution...................    (0.08)        (0.11)         1.34       0.11      (0.10)
                                       =======      ========      =======     ======     =======
Dividends...........................        -             -             -          -          -
                                       =======      ========      =======     ======     =======
Total assets........................   $41,668      $43,656       $50,445    $53,102     $47,678
Total stockholders' equity..........    29,367       32,902        38,013    (24,097)    (29,424)
                                       =======      =======       =======    =======     =======

(a) Net loss in 2002 includes a $1,600,000 charge to reflect a write down of the Company's investments in SDG and AMDG. See Part II - Item 7 - Results of Operations, for further information.

(b) Net income in 2001 includes a $66,388,000 withholding obligation reserve reversal which was reflected as other income in the Consolidated Statement of Operations. See Part II - Item 7 - Results of Operations, for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.


Financial Condition and Liquidity

The  Company's  assets  at  December  31,  2003,  aggregated   $41,668,000,
consisting principally of cash and cash equivalents of $2,785,000, investment securities of $19,103,000 and real estate owned of $19,331,000. At December 31, 2003, the Company's liabilities aggregated $12,301,000. Total stockholders equity was $29,367,000.

The liability for the supplemental retirement plan (the" Supplemental Plan"), which is accrued but not funded, increased to $9,292,000 at December 31, 2003 from $7,608,000 at December 31, 2002. The Supplemental Plan liability reflects the actuarially determined Accrued Pension Costs in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The increased liability is the result of an additional year of accrued service and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed. See Part II - Item 8 - Note 7 for further details.

For the year ended December 31, 2003, cash of $2,158,000 was used by operations, including the payment of operating expenses and prior year accruals, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for 2003 were principally satisfied by rental income and interest income received on investment securities and cash equivalents and to a lesser extent, the Company's financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2004.

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

Real  estate  owned,   consists  of  two  commercial  office  buildings  in
Greenwich, Connecticut which the Company owns and manages. One building is approximately 14,500 square feet, is substantially leased to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices. The other building is approximately 38,000 square feet and is leased to unaffiliated third parties.

During June 2003, the Company repurchased 50,000 shares of common stock at a purchase price of $0.75 per share pursuant to its common stock repurchase plan. There are no additional material commitments for capital expenditures as of December 31, 2003. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets. Discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. As of December 31, 2003, the residual balance of the litigation reserves of $1,267,000 was reclassified to other liabilities for the payment of previously reserved for legal fees. Prior year amounts have been reclassified for comparison purposes. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill litigation, see Part II - Item 8 - Note 10 to the Company's consolidated financial statements.

Results of Operations

Summarized financial information for the operations of the Company for the years ended December 31 is as follows:

(in thousands)                                                              2003             2002              2001
                                                                           =====            =====             =====
Revenues:
Rental income                                                          $   2,578        $     477         $     179
                                                                        --------         --------          --------
Operating expenses:
Compensation and benefits.....................................             3,852            3,515             5,021
Professional and outside services.............................             1,476            1,641             1,020
Property operating & maintenance..............................               491              130               117
Depreciation .................................................               329               74                57
Insurance.....................................................               100               73                65
Other operating...............................................               188              161               186
                                                                        --------         --------          --------
                                                                           6,436            5,594             6,466
                                                                        --------         --------          --------
Operating loss................................................            (3,858)          (5,117)           (6,287)
                                                                        --------         --------          --------
Interest income...............................................               334              705             2,099
Realized gains on sales of investment securities
    available for sale .......................................                64                -                 -
Other income..................................................                26              215                75
Other income - termination of postretirement welfare plans....                 -              788                 -
Reversal of withholding obligation reserve....................                 -                -            66,388
Write down of investments.....................................                 -           (1,600)                -
                                                                        --------         --------          --------
Income (loss) before income taxes.............................            (3,434)          (5,009)           62,275
Income tax expense............................................              (125)            (124)             (165)
                                                                        --------         --------          --------
Net income (loss).............................................         $  (3,559)       $  (5,133)          $62,110
                                                                       =========        =========           =======

The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of interest income on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2004 will be met principally by rental income, the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, and the Company's current financial resources.

For the year ended December 31, 2003, the Company recorded a net loss of $3,559,000 or $0.08 per share.

The Company  recorded a net loss of $5,133,000 or $0.11 per share,  for the year ended December 31, 2002. As further described below, 2002 results include non-recurring other income of $788,000 representing the termination of postretirement benefit plans and $215,000 of additional other income. The year ended December 31, 2002 also includes a charge of $1,600,000 to reflect a write down of the Company's investments in SDG and AMDG, as further described below.

For the year ended December 31, 2001, the Company recorded net income of $62,110,000 or $1.34 per share. As further described below, 2001 results include
non-recurring   other  income  representing  the  reversal  of  the  Withholding
Obligation reserve.

Rental income of $2,578,000 in 2003, compared to $477,000 in 2002, and $179,000 in 2001, reflects a full year of rental income for the 38,000 square foot commercial office building purchased in December 2002. The increased amounts of $477,000 in 2002, compared to $179,000 in 2001, is the result of the 2001 period only reflected eight months of rental income for a 14,500 square foot building acquired in April 2001.

Compensation and benefits were $3,852,000 in 2003, $3,515,000 in 2002 and $5,021,000 in 2001. The increase in 2003 compared to 2002 is primarily due to an increase in supplemental retirement plan accruals. The increased amount in 2001 compared to 2002 is primarily due to an increase in 2001 incentive compensation paid as a result of the successful resolution of the withholding obligation issue as further described below.

Professional and outside services decreased to $1,476,000 in 2003 from $1,641,000 in 2002, and rose from $1,020,000 in 2001. The decrease in 2003 compared to 2002 is the result of legal fees incurred in 2002 relating to the Zurich arbitration proceedings which were not incurred in 2003, partially offset by increased legal fees incurred for the Supervisory Goodwill litigation as a result of the court decision and subsequent filings during 2003. The increase for the year 2002 compared with the year 2001 is primarily due to legal expenses incurred in connection with the Zurich Arbitration proceedings. Expenses for professional and outside services in 2003, 2002 and 2001 do not include costs associated with defending pending and threatened litigation, which were previously reserved for and were charged against the litigation reserves when paid.

Property operating and maintenance expenses were $491,000 in 2003, $130,000 in 2002 and $117,000 in 2001. The 2003 period includes expenses relating to both of the Company's owned commercial office buildings for a full year. The 2002 period includes expenses relating to a 14,500 square foot building for a full year, plus expenses for a 38,000 square foot building for December 2002. The lower expense in 2001 compared to 2002 is due to the fact that the 2001 period reflects property ownership expenses for a 14,500 square foot building for only 8 months, offset to some extent by office relocation costs incurred in 2001. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

Interest income was $334,000 in 2003, $705,000 in 2002, $2,099,000 in 2001.
The decrease in 2003 compared to the 2002 period, was primarily attributable to a lower average level of investment securities held as a result of the building purchased in December 2002, and to a lesser extent, a lower yield on cash equivalents and investment securities. These decreases were partially offset by interest income received on higher yielding investment securities available for sale. The decrease in 2002 compared to the 2001 period, was primarily attributable to a lower yield on cash equivalents and investment securities, and to a lesser extent, a lower average level of investment securities. Interest rates on investments in treasury bills decreased throughout 2003 compared to 2002 and 2001. During 2003 interest rates on investments in treasury bills ranged from approximately 1.4% down to 0.9% compared to approximately 1.9% down to 1.2% in 2002 and approximately 6.0% down to 3.5% in 2001.

In the year ended December 31, 2003, other income represents a federal income tax refund for the tax year 1996. Other income of $215,000 in 2002 is principally attributable to the collection on an investment previously written off. Other income of $75,000 for the year ended December 31, 2001 is attributable to the collection of a receivable previously considered uncollectable.

In 2002, additional other income of $788,000, is the result of the full termination of the retiree medical and life insurance plans in accordance with generally accepted accounting principles. The Company has no future liability for any of these medical or life insurance plans. The Company and its
subsidiaries  do  not  provide   postretirement   welfare  benefits  to  current
employees.

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

Factors   considered  in  the  Company's   decision  to  write  down  these
investments included, in part, the general inactive status of SDG's and AMDG's clinical testing, as well as SDG's and AMDG's current financial condition. The Company is not selling or disposing of its investments in SDG or AMDG and remains hopeful that it will be able to fully realize its investment value. In September 2000, the Company filed a lawsuit against SDG, and certain of its officers and directors, to pursue claims against the parties, including but not limited to SDG's failure to honor a contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and all of its subsidiaries and affiliates. See Part II - Item 8, Note 10 to the Company's consolidated financial statements, for further information. The Company will continue to monitor the status of its SDG and AMDG investments and vigorously pursue recovery of its legal claims. However, there can be no assurance that the Company will be able to recover all or any part of its investment in these companies or that its legal actions will be successful.

The 2003, 2002 and 2001 income tax provisions of $125,000, $124,000 and $165,000, respectively, are principally attributable to state and local taxes.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in occupancy rates or real estate values, (v) changes in regulatory requirements which could affect the cost of doing business, (vi) general economic conditions,
(vii) changes in the rate of inflation and the related impact on the securities markets, (viii) changes in federal and state tax laws, and (ix) risks arising from unfavorable decisions in the Company's current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

Application of Critical Accounting Policies

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

Supplemental   Retirement   Plan:  Our   supplemental   pension  plan  (the
"Supplemental Plan") accrued liability and benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, and projected future earnings, which are updated on an annual basis at the beginning of each year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Material changes in our accrued Supplemental Plan liability and annual costs may occur in the future due to changes in assumptions or experience different than that assumed. The Supplemental Plan liability is not funded and is net of unrecognized losses of $1,730,000.

The key assumptions used in developing the 2003 Supplemental Plan benefit costs and accrued liability were a 6.25% discount rate, a 6.0% rate of compensation increase, and the amortization of unrecognized losses over the average remaining lives of active participants. These assumptions were consistent with prior year assumptions except that the discount rate was reduced by one-half of a percent due to current market conditions.

Legal Proceedings: From time to time the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. Based on the favorable resolution during 2003, of litigation pending, the Company presently is not aware of any pending or threatened litigation which could have a material adverse effect on the consolidated financial statements presented herein. Management of the Company in consultation with outside legal counsel continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of any litigation reserves. The assessment of these reserves includes an exercise of judgment and is a matter of opinion. As of December 31, 2003, the residual balance of the litigation reserves of $1,267,000 was reclassified to other liabilities for the payment of previously reserved for legal fees. Prior year amounts have been reclassified for comparison purposes. The Company intends to aggressively contest all threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, see Part II - Item 8 - Note 10.

Income Tax Audits: The Company's federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss ("NOL") carryforwards currently available. The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service. The accrued amounts for income taxes reflects management's best judgment as to the amounts payable for all open tax years.

Deferred Tax Assets: As of December 31, 2003, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $34 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 2003 and 2002, with maturity dates of less than one year consist of the following:

                                                                   2003                              2002
(in thousands)                                              ==========================  =========================

                                                            Carrying          Fair       Carrying             Fair
                                                               Value         Value          Value            Value
                                                            -----------    -----------  ------------    ----------

U.S. Treasury Bills.....................................        $17,329        $17,331       $18,259       $18,260
                                                                =======        =======       =======       =======

Weighted average interest rate..........................           0.94%                        1.24%
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

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
and Stockholders of
AmBase Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers, LLP
New York, New York
March 15, 2004



                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years Ended December 31




(in thousands, except per share data)                                       2003             2002              2001
                                                                            ====             ====              ====
Revenues:
Rental income                                                           $  2,578        $     477           $   179
                                                                        --------         --------          --------

Operating expenses:
Compensation and benefits.....................................             3,852            3,515             5,021
Professional and outside services.............................             1,476            1,641             1,020
Property operating and maintenance ...........................               491              130               117
Depreciation .................................................               329               74                57
Insurance.....................................................               100               73                65
Other operating...............................................               188              161               186
                                                                        --------         --------          --------
                                                                           6,436            5,594             6,466
                                                                        --------         --------          --------
Operating loss................................................            (3,858)          (5,117)           (6,287)
                                                                        --------         --------          --------
Interest income...............................................               334              705             2,099
Realized gains of the sales of investment
    securities available for sale.............................                64                -                 -
Other income..................................................                26              215                75
Other income - termination of postretirement welfare plans....                 -              788                 -
Reversal of withholding obligation reserve....................                 -                -            66,388
Write down of investments.....................................                 -           (1,600)                -
                                                                        --------         --------          --------
Income (loss) before income taxes.............................            (3,434)          (5,009)           62,275
Income tax expense ...........................................              (125)            (124)             (165)
                                                                        --------         --------          --------
Net income (loss).............................................          $ (3,559)        $ (5,133)         $ 62,110
                                                                        ========         ========          ========
Net income (loss) per common share:
Basic.........................................................          $  (0.08)        $(0.11)           $  1.34
Assuming dilution ............................................             (0.08)         (0.11)              1.34
                                                                        ========         =======           =======
Weighted average common shares outstanding:
Basic.........................................................            46,182           46,209            46,209
                                                                        ========         ========           =======
Assuming dilution.............................................            46,182           46,209            46,314
                                                                        ========         ========           =======

The accompanying notes are an integral part of these consolidated financial statements.

                   AMBASE CORPORATION AND SUBSIDIARIES
                 Consolidated Balance Sheets December 31


(in thousands, except for share amounts)                                                     2003              2002
                                                                                             ====              ====
Assets:
Cash and cash equivalents.......................................................        $   2,785        $    4,918
Investment securities:
    Held to maturity (market value $17,331 and $18,260, respectively)...........           17,329            18,259
    Available for sale, carried at fair value...................................            1,774               621
                                                                                        ---------        ----------
Total investment securities.....................................................           19,103            18,880

Accounts receivable ............................................................               21               109
Real estate owned:
     Land.......................................................................            6,954             6,954
     Buildings..................................................................           12,810            12,772
                                                                                        ---------        ----------
                                                                                           19,764            19,726
     Less: accumulated depreciation ............................................             (433)             (104)
                                                                                        ---------        ----------
Real estate owned, net..........................................................           19,331            19,622
                                                                                        ---------        ----------
Other assets....................................................................              428               127
                                                                                        ---------        ----------
Total assets....................................................................        $  41,668        $   43,656
                                                                                        =========        ==========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities........................................        $   1,376        $    1,563
Supplemental retirement plan....................................................            9,292             7,608
Other liabilities...............................................................            1,633             1,583
                                                                                        ---------        ----------
Total liabilities...............................................................           12,301            10,754
                                                                                        ---------        ----------
Commitments and contingencies...................................................                -                 -
                                                                                        ---------        ----------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
   46,335,007 issued)...........................................................              463               463
Paid-in capital.................................................................          547,940           547,940
Accumulated other comprehensive income..........................................               84                22
Accumulated deficit.............................................................         (518,435)         (514,876)
Treasury stock, at cost - 176,488 and 126,488 shares, respectively..............             (685)             (647)
                                                                                        ---------        ----------
Total stockholders' equity......................................................           29,367            32,902
                                                                                        ---------        ----------
Total liabilities and stockholders' equity......................................        $  41,668        $   43,656
                                                                                        =========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     AMBASE CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity






                                                          Accumulated other
(in thousands)                  Common        Paid-in         comprehensive               Accumulated     Treasury
                                 stock        capital          income (loss)                  deficit        stock     Total
                                =======      ========     ==================         ================     ========     =====
December 31, 2000.............  $   463      $547,940     $               -          $       (571,853)    $  (647)  $(24,097)
Net income....................        -             -                     -                    62,110           -     62,110
                                -------      --------     -----------------          ----------------     -------   --------

December 31, 2001.............      463       547,940                     -                  (509,743)       (647)    38,013
Net loss......................        -             -                     -                    (5,133)          -     (5,133)
Other comprehensive
      income .................        -             -                    22                         -           -         22
                                -------      --------     ------------------         ----------------     -------   --------

December 31, 2002.............      463       547,940                    22                  (514,876)       (647)    32,902
Net loss......................        -             -                     -                    (3,559)          -     (3,559)
Common stock repurchased......        -             -                     -                         -         (38)       (38)
Other comprehensive
      income..................        -             -                    62                         -           -         62
                                -------      --------     -----------------          ----------------     -------   --------
December 31, 2003.............  $   463     $  547,940    $              84          $      (518,435)     $  (685)  $ 29,367
                                =======     ==========    =================          ================     =======   ========


The accompanying notes are an integral part of these consolidated finacial statements.




                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                             Years Ended December 31
                                 (in thousands)





                                                                       2003            2002           2001
                                                                      ======          ======         ======
Net income (loss) ............................................       $(3,559)        $(5,133)       $ 62,110

Unrealized holding gains on investment securities -
     available for sale, net of tax effect of $0..............            84              22               -
                                                                     -------         -------        --------

Comprehensive income (loss)...................................       $(3,475)        $(5,111)        $62,110
                                                                     =======         =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years Ended December 31



(in thousands)                                                                       2003             2002           2001
                                                                                     ====             ====           ====
Cash flows from operating activities:
Net income (loss)........................................................        $ (3,559)       $ (5,133)       $ 62,110
Adjustments to reconcile net income (loss) to net cash used
     by operating activities:
    Accretion of discount - investment securities........................            (198)            (631)        (2,037)
    Depreciation and amortization........................................             329               74             57
    Realized gains on investment securities available for sale...........             (64)               -              -
     Termination of postretirement welfare plans ........................               -             (788)             -
    Reversal of withholding obligation reserve...........................               -                -        (66,388)
Changes in other assets and liabilities:
    Accounts receivable .................................................              88             (103)             -
    Write down of investments ...........................................               -            1,600              -
    Other assets.........................................................            (301)             (85)            (3)
    Accounts payable and accrued liabilities.............................            (187)          (1,704)         1,378
    Other liabilities....................................................           1,734              813            243
Other, net...............................................................               -               21              -
                                                                                 --------    .    --------       --------
Net cash used by operating activities....................................          (2,158)          (5,936)        (4,640)
                                                                                 --------         --------       --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity...................          50,001          128,715        102,765
Purchases of investment securities - held to maturity....................         (48,873)        (106,111)      ( 94,413)
Purchases of investment securities - available for sale..................          (1,668)            (599)             -
Sales of investment securities - available for sale......................             641                -              -
Building improvements....................................................             (38)               -              -
Purchase of real estate..................................................               -          (17,291)        (2,435)
Other, net...............................................................               -               10              9
                                                                                 --------         --------       --------
Net cash provided by investing activities................................              63            4,724          5,926
                                                                                 --------    .    --------       --------
Cash flows from financing activities:
Common stock repurchased.................................................             (38)               -              -
                                                                                 --------         --------       --------
Net cash used by financing activities....................................             (38)               -              -
                                                                                 --------         --------       --------
Net increase (decrease) in cash and cash equivalents.....................          (2,133)          (1,212)         1,286
Cash and cash equivalents at beginning of year...........................           4,918            6,130          4,844
                                                                                 --------         --------       --------
Cash and cash equivalents at end of year.................................        $  2,785         $  4,918       $  6,130
                                                                                 ========         ========       ========
Supplemental cash flow disclosure:
Income taxes paid........................................................        $     135        $    156       $    179
                                                                                 =========        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation (the "Company") is a holding company which, through a wholly owned subsidiary, owns two commercial office buildings in Greenwich, Connecticut and a 6.3% ownership interest in SDG, Inc. ("SDG"), a development stage pharmaceutical company. The Company previously held a majority ownership interest in Augustine Asset Management, Inc. ("Augustine"), an investment advisor, and also previously owned an insurance company and a savings bank.

In February 1991, the Company sold its ownership interest in The Home Insurance Company ("The Home") and its subsidiaries. On December 4, 1992, Carteret Savings Bank, FA ("Carteret") was placed in receivership by the Office of Thrift Supervision ("OTS").

The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue principally consisting of interest earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Note 10.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP").   Certain   reclassifications   have  been  made  to  the  prior  year
consolidated financial statements to conform to the 2003 presentation.

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

Interest and dividends on investment securities are recognized in the Consolidated Statement of Operations when earned. Realized gains and losses on the sale of investment securities - available for sale are calculated using an average cost basis for determining the cost basis of the securities. The fair value of publicly traded investment securities is determined by reference to current market quotations.

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

Stock-based compensation:

The Company adopted the disclosure requirements of the Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and continues to account for stock compensation using APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), making pro forma disclosures of net income (loss) and earnings per share as if the fair value based method had been applied. No compensation expense, attributable to stock incentive plans, has been charged to earnings. For a further discussion and a summary of assumptions used, see Note 8.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation cost for stock options based on the fair value at the date of grant for stock options, consistent with the method prescribed by Statement 123, net income (loss) and net income (loss) per share for the year ended December 31, would have been changed to the pro forma amounts indicated below.

(in thousands, except per share data)                                          2003                2002               2001
                                                                              =====               =====              =====
Net income (loss):
As reported.....................................................         $   (3,559)          $  (5,133)         $  62,110
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123.....................               (104)               (216)               (42)
                                                                         ----------            ---------          --------
Pro forma.......................................................         $   (3,663)          $  (5,349)         $  62,068
                                                                         ==========           ==========         =========
Net income (loss) per common share:
Basic - as reported.............................................         $    (0.08)          $   (0.11)         $    1.34
Basic - pro forma...............................................              (0.08)              (0.11)              1.34
Assuming dilution - as reported.................................              (0.08)              (0.11)              1.34
Assuming dilution - pro forma ..................................              (0.08)              (0.11)              1.34
                                                                         ==========           ==========          ========

Deferred rent receivable and revenue recognition:

The Company earns rental income under operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable and is included in other assets on the Consolidated Balance Sheets. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease when earned and due from tenants.

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

Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements are typically depreciated over the remaining life of the tenants lease.

New Accounting Pronouncements:

In July 2001, the FASB issued Statement of Financial  Accounting  Standards
No. 141, "Business Combination" (SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired. SFAS 142 requires that goodwill not be amortized but instead be measured for impairment. The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee regardless if the guarantor receives separate identifiable consideration.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights and how to determine if the entity should be consolidated. In addition, FIN 46 requires all enterprises with a significant interest in the entity to make additional disclosures.

The  adoption  of SFAS  141,  SFAS  142,  FIN 46 and FIN 46 have  not had a
significant  effect,   individually  or  in  the  aggregate,  on  the  Company's
consolidated financial position or consolidated results of operations.

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

Investment securities at December 31 consist of the following:

                                                2003                                              2002
                              ========================================        =========================================

                                                Cost or                                          Cost or
                              Carrying        Amortized           Fair        Carrying         Amortized           Fair
(in thousands)                   Value             Cost          Value           Value              Cost          Value
                                ======         ========          =====          ======          ========          =====
Held to Maturity:
    U.S. Treasury Bills...   $  17,329        $  17,329      $  17,331       $  18,259         $  18,259      $  18,260
Available for Sale:
     Equity Securities....       1,774            1,690          1,774             621               599            621
                             ---------        ---------      ---------       ---------         ---------      ---------
                             $  19,103        $  19,019      $  19,105       $  18,880         $  18,858      $  18,881
                             =========        =========      =========       =========         =========      =========

The gross unrealized gains on investment securities at December 31, consist of the following:

(in thousands)                                                                                 2003                2002
                                                                                               ====                ====
Held to Maturity - Gross unrealized gains...........................................        $     2            $      1
                                                                                               ====                ====
Available for Sale - Gross unrealized gains.........................................        $    84            $     22
                                                                                               ====                ====

The realized gain on the sale of investment securities available for sale for the years ended December 31, 2003 and 2002, is as follows:

(in thousands)                                                                                 2003                2002
                                                                                               ====                ====
Net sale proceeds...................................................................        $   641            $      -
Cost basis..........................................................................           (577)                  -
                                                                                               ----                ----
Realized gain.......................................................................        $    64            $      -
                                                                                               ====                ====

In 2002, in connection with the ongoing evaluation of its investments, the Company determined the value of its investments in SDG and AMDG, Inc. ("AMDG") had been other than temporarily impaired. Under GAAP, if an investment is other than temporarily impaired, the Company is required to reflect an adjustment in its Financial Statements. Accordingly, the Company recorded a write down, during 2002, of its investments in SDG and AMDG of $1,250,000 and $350,000, respectively. See Note 10 - Legal Proceedings - Litigation with SDG, Inc. for further information. The Company retains ownership of these investment securities consisting of convertible preferred stock and common stock in AMDG, which were purchased through private placements. These investments are carried at a written down value of $0 at December 31, 2003 and 2002.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 4 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

(in thousands, except per share data)                                 2003                2002                  2001
                                                                     =====               =====                 =====

Net income (loss).............................................   $  (3,559)          $  (5,133)              $62,110
                                                                     =====               =====                 =====

Weighted average common shares outstanding ...................      46,182              46,209                46,209

Effect of Dilutive Securities:
Assumed stock option exercise.................................           -                   -                   105
                                                                     -----               -----                 -----
Weighted average common shares outstanding assuming dilution..      46,182              46,209                46,314
                                                                     =====               =====                 =====
Net income (loss) per common share:
Basic.........................................................   $   (0.08)          $   (0.11)              $  1.34
Assuming dilution ............................................       (0.08)              (0.11)                 1.34
                                                                     =====               =====                 =====

Options to purchase common stock of 1,125,000 shares in 2003, 1,170,000 shares in 2002 and 175,000 shares in 2001 were excluded from the computation of diluted earnings per share because these options were antidilutive.


Note 5 - Stockholders' Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                       2003              2002                2001
                                                                  ==============    ==============      ===============
Balance at beginning of year..........................              46,208,519       46,208,519          46,208,519

Common shares repurchased.............................                 (50,000)               -                   -
                                                                  --------------    --------------      ---------------
Balance at end of year................................              46,158,519       46,208,519          46,208,519
                                                                  ==============    ==============      ===============

During June 2003, the Company repurchased 50,000 shares of common stock at a purchase price of $0.75 per share pursuant to its common stock repurchase plan.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

At December 31, 2003, Common Stock balances exclude 176,488 treasury shares carried at an average cost of $3.88 per share, aggregating approximately $685,000. At December 31, 2002 and 2001, Common Stock balances exclude 126,488 treasury shares carried at an average of $5.12 per share aggregating approximately $647,000.

At December 31, 2003, there were 5,185,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

The Company issued 75,000 previously authorized common shares during February 2004, in connection with the exercise of an employee stock option at the exercise price of $0.21 per share.


Stockholder Rights Plan:

On January 29, 1986, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, which entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company's outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company's shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). In the event the rights become exercisable and thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution and expire on February 10, 2006.

Common Stock Repurchase Plan:

The Company's Board of Directors has approved and authorized management to establish and implement a common stock repurchase plan (the "Repurchase Plan"). The Repurchase Plan is dependent upon favorable business conditions and acceptable purchase prices for the common stock and allows for the repurchase of up to 10 million shares of the Company's common stock in the open market. During June 2003, the Company repurchased 50,000 shares of common stock at a purchase price of $0.75 per share pursuant to the Repurchase Plan.

Note 6 - Comprehensive Income

Comprehensive income (loss), for the year ended December 31 is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains on investment securities available for sale, as follows:

(in thousands)                                          2003                            2002
                                               ===============================  ==========================
                                               Unrealized        Accumulated    Unrealized     Accumulated
                                               Gains on          Other            Gains on           Other
                                               Investment        Comprehensive  Investment   Comprehensive
                                               Securities        Income         Securities          Income
                                               ==========        =============  ==========   =============
Balance beginning of period..................  $       22        $          22  $        -   $           -
Change during the period.....................          62                   62          22              22
..............................................  ----------        -------------  ----------   -------------
Balance end of period........................  $       84        $          84  $       22   $          22
                                               ==========        =============  ==========   =============

There were no components of other comprehensive income (loss) during 2001.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 7 - Pension and Savings Plans

The  Company   sponsors  a  non-qualified   supplemental   retirement  plan
("Supplemental Plan") under which only one current executive officer and certain former officers of the Company are participants. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)                                                              2003                2002               2001
                                                                            ====                ====               ====
Service cost of current period................................       $       870        $        756        $       537
Interest cost on projected benefit obligation.................               646                 549                521
Amortization of unrecognized losses...........................               206                  82                 51
                                                                     -----------        ------------        -----------
                                                                     $     1,722        $      1,387        $     1,109
                                                                     ===========        ============        ===========

A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year is as follows:

(in thousands)                                                                               2003                  2002
                                                                                             ====                  ====
Projected benefit obligation at beginning of year...............................        $   9,601         $       8,077
Service cost....................................................................              869                   756
Interest cost...................................................................              646                   549
Actuarial (gain) loss, including effect of change in assumptions................              (56)                  679
Benefits paid...................................................................              (38)                 (460)
                                                                                        ---------         -------------
Projected benefit obligation at end of year.....................................        $  11,022         $       9,601
                                                                                        =========         =============

Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:

(dollars in thousands)                                                                       2003                  2002
                                                                                             ====                  ====
Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested...................................        $   9,238         $       7,521
                                                                                        =========         =============
Projected benefit obligation for service rendered to date.......................        $  11,022         $       9,601
Unrecognized net loss...........................................................           (1,730)               (1,993)
                                                                                        ---------         -------------
Accrued pension costs...........................................................        $   9,292              $  7,608
                                                                                        =========         =============
Major assumptions:
Discount rate...................................................................             6.25%                 6.75%
Rate of increase in future compensation.........................................             6.0%                  6.0%
                                                                                        =========         =============

The  Company   sponsors  the  AmBase  401(k)  Savings  Plan  (the  "Savings
Plan")which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $36,000, $24,000 and $14,000 in 2003, 2002 and 2000, respectively. All contributions are subject to maximum limitations contained in the Code.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 8- Incentive Plans

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company's Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2003.

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

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

During January 2004, the Board of Directors of the Company approved the award of incentive and non-qualified stock options to certain employees to acquire 240,000 shares of AmBase Common Stock at exercise prices $0.66 per share, pursuant to the 1993 Plan.

The Company's 1985 Stock Option Plan (the "1985 Plan"), provided for the granting of up to 2,000,000 shares of stock options for the purchase of Common Stock to salaried employees, through May 22, 1995. No additional stock options can be awarded under the 1985 Plan. As of December 31, 2003, 75,000 shares were reserved for issuance under the 1985 Plan. These shares were issued in February 2004, pursuant to the exercise of an employee stock option.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Incentive plan activity is summarized as follows:

                                                              1993 Stock                           1985 Stock
(shares in thousands)                                         Incentive Plan                       Option Plan
                                                       =========================          =============================
                                                                        Weighted                               Weighted
                                                        Shares           Average           Shares               Average
                                                         Under          Exercise            Under              Exercise
                                                        Option             Price           Option                 Price
                                                         =====           =======            =====               =======
Outstanding at December 31, 2000...................        370         $    2.38               75                 $0.21
Granted............................................        280              0.64                -                     -
Forfeited..........................................       (255)             1.86                -                     -
                                                      --------         =========            -----               =======
Outstanding at December 31, 2001...................        395         $    1.49               75                 $0.21
Granted............................................        700              1.14                -                     -
                                                      --------         =========            -----               =======
Outstanding at December 31, 2002...................      1,095         $    1.27               75                 $0.21
Expired............................................        (45)             4.02                -                     -
Exercised..........................................          -                 -                -                     -
                                                      --------        ----------            -----               -------
Outstanding at December 31, 2003..................       1,050        $     1.15               75                 $0.21
                                                      ========        ==========            =====               =======
Options exercisable at:
     December 31, 2003.............................        614        $     1.14               75                 $0.21
     December 31, 2002.............................        285              1.81               75                  0.21
     December 31, 2001.............................        145              2.85               75                  0.21
                                                      ========        ==========            =====               =======

The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 2003, as follows:

(shares in thousands)                        Options Outstanding                             Options Exercisable

                                       ==============================                ===================================

                                          Weighted
                                           Average
                                         Remaining           Weighted                                          Weighted
       Range of                        Contractual            Average                                           Average
       Exercise                               Life           Exercise                                          Exercise
         Prices         Shares          (in years)              Price                  Shares                     Price
         ======          =====            ========            =======                   =====                   =======
          $0.21             75                   1         $     0.21                      75                $     0.21
 $0.60 to $0.66            220                   2               0.66                     220                      0.66
 $0.95 to $1.05             60                   2               1.03                      60                      1.03
 $1.09 to $1.19            700                   5               1.14                     264                      1.10
 $2.56 to $3.65             70                   2               2.88                      70                      2.88
                      --------               =====              =====                --------                   =======
          Total          1,125                                                            689
                      ========                                                          =====

The Company has adopted the disclosure only provisions of Statement 123, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, has been charged to earnings. The fair value of stock options granted by the Company in 2002 and 2001 used to compute pro forma net income (loss) and earnings per share disclosures is the estimated fair value at date of grant. No employee stock options were granted in 2003.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


The Black-Scholes option pricing model was used to estimate the fair value of the options at grant date based on factors as follows:

                                                                            2002                2001
                                                                           =====                ====
Dividend yield.....................................                            0%                  0%
Volatility.........................................                         0.56                0.51
Risk free interest   rate..........................                         5.04%               5.04%
Expected life in years.............................                          5-6                 4-6
Weighted average fair value at grant date..........                        $0.59               $0.25
                                                                           =====              ======

 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For a summary of the pro forma amounts calculated in accordance with SFAS 123, see Note 2.


Note 9 - Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

(in thousands)                                                              2003                2002               2001
                                                                            ====                ====               ====
Income tax expense - current state and local..................             $(125)              $(124)            $(165)
                                                                           =====               =====             ======

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 2002, 2001 and 2000, and the provision for income taxes for the years ended December 31 follows:

(in thousands)                                                              2003                2002               2001
                                                                            ====                ====               ====

Income (loss) before income taxes...............................       $  (3,434)          $  (5,009)        $   62,275
                                                                       =========           =========         ==========

Tax (expense) benefit:
Tax at statutory federal rate...................................       $   1,202           $  1,753          $  (21,796)
Reversal of Withholding Obligation reserve......................               -                  -              23,236
Accounting loss benefit not recognized..........................          (1,202)            (1,753)             (1,440)
State income taxes..............................................            (125)              (124)               (165)
                                                                      ----------           --------          -----------
Income tax expense..............................................      $     (125)          $   (124)         $     (165)
                                                                      ==========           ========          ===========

State income tax amounts for 2003, 2002 and 2001, respectively, primarily consist of a minimum tax on capital to the state of Connecticut.

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

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB of which $158 million are still available for future use. Based on the Company's filing of the 1992 Amended Return (the "1992 Amended Return"), approximately $56 million of NOL carryforwards are generated for tax year 1992 which expire in 2007, with the remaining approximately $102 million of NOL carryforwards to be generated, expiring no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below. The IRS is currently reviewing the Company's 1992 Amended Return in connection with several carryback claims filed by the Company, as further described below. The Company can give no assurances with regard to the 1992 Amended Return or amended returns for subsequent years, or the final amount or expiration of NOL carryforwards ultimately generated from the Company's tax basis in Carteret.

In March 2000, the Company filed several carryback claims and amendments to previously filed carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. The Carryback Claims and 1992 Amended Return are currently being reviewed by the IRS. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company has sought administrative review of the letter by protesting to the Appeals Division of the IRS. The Company has met with IRS Appeals Officials to discuss the Carryback Claims and the appeals process is ongoing. The Company can give no assurances that the Carryback Claims will be ultimately allowed by the IRS, the final amount of the refunds, if any, or when they might be received.

Based upon the Company's federal income tax returns as filed from 1993 to 2002 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at December 31, 2003, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

                2008             $1,300,000
                2009              6,900,000
                2010              5,300,000
                2012              1,100,000
                2018              5,400,000
                2019              4,000,000
                2020              2,600,000
                2021              4,000,000
                2022              3,200,000
                              -------------
                                $33,800,000
                              =============

                       AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the IRS. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards ("AMT Credits"), which are not subject to expiration. Based on the filing of the Carryback Claims, as further discussed above, the Company is seeking to realize approximately $8 million of the $21 million of AMT Credits.

The Company has calculated a net deferred tax asset of $34 million and $31 million as of December 31, 2003 and 2002, respectively, arising primarily from NOL's and alternative minimum tax credits (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

Note 10 - Legal Proceedings

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

(a) Marshall Manley v. AmBase Corporation. On November 14, 1996, Marshall Manley ("Manley"), a former President, Chief Executive Officer and Director of the Company, commenced an action against the Company, seeking indemnification from the Company pursuant to a May 27, 1993 employment settlement agreement between Manley and the Company. Manley sought reimbursement of certain alleged payments he made to the Trustee in the bankruptcy proceedings of the law firm of Finley, Kumble, Wagner, Heine, Underberg, Manley & Casey (the "Manley action"), of approximately $2.4 million plus interest, arguing that he served at such firm at the request of the Company. The Company filed its answer on January 21, 1997, raising substantial affirmative defenses which the Company vigorously pursued. On October 30, 1997, AmBase amended its Answer and Counterclaims to include a claim of fraud against Manley. In December 1997, Manley moved for summary judgment. The Company raised substantial opposition to the motion and moved to strike certain of Manley's affirmative defenses which Manley raised in connection with the Company's fraud claim against Manley. Oral argument on Manley's Motion for Summary Judgment and the Company's motion to strike Manley's affirmative defenses was held on May 15, 1998. The court denied both motions. The jury trial of the plaintiff's breach of contract claims took place in May 2000 in the United States District Court for the Southern District of New York, and resulted in a verdict against the Company. The Company's counterclaims for fraud and reformation were tried to the Court immediately following the jury's verdict. In December 2000, the Court, in response to the Company's motion for judgment as a matter of law and/or for a new trial, vacated the jury's earlier verdict (thereby nullifying it) and ordered a new trial. Subsequent to the Court's vacatur of the jury's verdict in January 2001, the Court dismissed the Company's counterclaims for fraud and reformation. A second jury trial was held in November 2001, which resulted in a verdict in favor of the Company. Manley then filed a Notice of Appeal and a Fed. R. Civ. P. 59 motion seeking to set aside this second verdict. In March 2002, the Court denied Manley's Fed. R. Civ.
P. 59 motion. In April 2002, Manley filed an amended Notice of Appeal. Oral argument on the amended Notice of Appeal was heard in January 2003. In July 2003, the Second Circuit issued a written decision denying all of Manley's claims in his Notice of Appeal. On August 19, 2003, the Second Circuit issued its mandate rejecting the appeal. Manley did not petition the Second Circuit for rehearing nor petition the United States Supreme Court for a Writ of Certiorari to review the Second Circuit's decision. This matter is, therefore, concluded.

(b) Litigation with SDG, Inc. In September 2000, the Company filed a lawsuit in the United States District Court for the District of Connecticut (Case No. 3:00CV1694 (DJS)) (the "Court") against SDG Inc. ("SDG"), and certain of its officers and directors to pursue various claims against such parties, including, but not limited to, the claims that SDG failed to honor a binding contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and its subsidiaries and affiliates. SDG filed various counterclaims which the Company believes are without merit. A trial in this matter was completed during May 2003, and all parties submitted post trial briefs during August 2003. The Court has not yet made a ruling. The Company will continue to monitor the status of SDG and its subsidiary, AMDG, Inc., and vigorously pursue the matter.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

(c) Supervisory Goodwill Litigation. During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims" or the "Court"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret Savings Bank ("Carteret"). Approximately 120 other similar so-called "supervisory goodwill" cases, were commenced by other financial institutions and/or their shareholders, many are still pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "Consolidated Cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court (the "Supreme Court"). On July 1, 1996, the Supreme Court issued a decision in the Consolidated Cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the Consolidated Cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action.

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

On March 20, 1998, the FDIC filed a motion for partial summary judgment against the United States on certain liability issues, and the Company filed a memorandum in support of that motion. Fact discovery for the Company was completed November 30,1999 pursuant to an extension of time granted by the Court. On September 9, 1999, the Company filed a Motion For Partial Summary Judgment On Liability under a Fifth Amendment Takings claim theory of recovery. On November 24, 1999, the FDIC, as successor to the rights of Carteret and as Plaintiff-Intervenor in the case, filed a response brief opposing the Company's Motion. On December 6, 1999, the Department of Justice (the "DOJ") (on behalf of the United States) filed a brief opposing the Company's Motion For Partial Summary Judgment On Liability and Cross-Moved for Summary Judgment On the Company's Takings claim. On January 25, 2000, the Company responded to the DOJ's brief and the FDIC's brief by filing a Brief (i) In Reply To Defendant's Opposition To Plaintiffs' Motion For Partial Summary Judgment, (ii) In Opposition To Defendant's Cross-Motion For Summary Judgment, and (iii) In Reply To FDIC's Response To Plaintiffs' Motion For Partial Summary Judgment. On February 22, 2000 the DOJ filed a brief in Reply To Plaintiffs' Opposition To Defendant's Cross-Motion For Summary Judgment.

On October 2, 2000, Senior Judge Loren Smith of the Court of Federal Claims heard oral arguments in the Company's Supervisory Goodwill case against the United States government. The Court heard arguments both as to the contractual liability of the United States to Carteret Savings Bank, and as to the Company's claim against the United States under the Takings Clause of the Fifth Amendment.

On August 25, 2003, the Court of Federal Claims issued a decision in which it
(i) ruled that the Government had entered into and breached its supervisory goodwill contracts with the Company's wholly-owned subsidiary, Carteret; (ii) rejected the Company's claim that it was entitled to recover damages directly from the Government under the Takings Clause for the loss of Carteret; and (iii) rejected the Company's claim that the Government had "illegally exacted" $62.5 million that the Company paid into Carteret subsequent to the Government's breach of the Goodwill contracts. Specifically, the Court held that the Company could not recover damages under the Takings Clause because it could be restored to the position it was in before the breach through Carteret's breach of contract action.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statement (continued)

Pursuant to that status conference, the Court ordered that through their additional briefing on the Company's Motion to Dismiss the FDIC and to define the appropriate measure of Carteret's contract damages (i.e., through the Company's reply brief and the surreply brief granted to the FDIC and the United States), the parties should address the question of, "whether the Court has the power to review the amount of the receivership deficit as administered by the FDIC." In an order dated October 16, 2003, the Court modified the briefing schedule such that the Company filed its reply brief as required on October 31, 2003, and the surreply brief of the FDIC and the United States were filed as required in November, 2003. The Court held oral argument on this issue on November 20, 2003. The Company is currently awaiting a ruling. No assurance can be given regarding the ultimate outcome of the litigation.

Both the Court of Federal Claims and the Court of Appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. Castle v. United States, 301F.3d 1328 (Fed. Cir.
2002); Bailey v. United States, 341 F.3d 1342 (Fed. Cir 2003), petition for certiorari filed January 26, 2004, currently pending. These decisions, as well as other decision in Winstar-related cases, are publicly available and may be relevant to the Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

(d) Other

AmBase Corporation v. City Investing Company Liquidating Trust, et al. - New York Court Action. On January 31, 2001, the Company filed a Complaint in the United States District Court for the Southern District of New York (the "NY Court") seeking determination that City Investing Company Liquidating Trust (the "Trust"), as successor to City Investing Company ("City"), should be primarily liable for amounts, if any, owed to the IRS in connection with a Netherlands Antilles withholding tax issue of City. The IRS had contended that the withholding of tax on interest payments were due by City in connection with City's Netherlands Antilles finance subsidiary for the years 1979 through 1985. The Company was also seeking other relief and certain other damages from the Trust and its Trustees. On February 23, 2001, the Trust filed a Motion to Dismiss the Company's Complaint in this action. On March 9, 2001 the Company filed its opposition to the Trust's Motion to Dismiss. On March 19, 2001 the Trust filed its reply to the Company's opposition. On May 30, 2001, the Company submitted a letter to Judge Stanton, before whom the case was docketed, acknowledging that the Tax Court had ruled against the IRS on the issue of whether or not any withholding obligation was due, and that this decision, would render the declaratory judgment portion of the Company's action against the Trust moot. On October 26, 2001, a pre-trial conference was held before Judge Stanton, during which he authorized the Company to supplement its prior opposition to the pending motion to dismiss. Those supplemental memoranda and affidavits were filed in November 2001. Thereafter, the Trust filed its reply. On January 11, 2002, the NY Court dismissed the Company's Complaint. The Company timely filed a Fed. R. Civ. P. Rule 59 motion ("Rule 59 Motion") seeking to set aside the NY Court's decision to dismiss the Complaint that was subsequently responded to by the Trust. In February 2002 the NY Court denied the Company's Rule 59 Motion. The Company subsequently filed an appeal of the NY Court decision, to the Second Circuit Court of Appeals. Oral argument on the appeal was held in November 2002. On April 3, 2003, a panel of the Second Circuit issued a decision affirming the dismissal of the Company's complaint. The Company filed a petition for rehearing to the Second Circuit and on June 12, 2003, the Second Circuit panel that issued the April 3, 2003, decision denied the petition for rehearing and the Second Circuit denied the petition for rehearing in banc. On September 10, 2003, the Company petitioned the United States Supreme Court for a Writ of Certiorari seeking review of the Second Circuit's decision. On October 15, 2003, the Trust filed its opposition to the Company's petition. On October 27, 2003, the Company filed its reply to the Trust's opposition. In November 2003, the United State Supreme Court denied the Company's Writ of Certiorari. This matter, therefore, is concluded.


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

                       AMBASE CORPORATION AND SUBSIDIAIRES
              Notes to Consolidated Financial Statement (continued)

Note 12 - Property Owned

The Company owns two commercial office buildings in Greenwich, Connecticut that contain 14,500 and 38,000 square feet, respectively. The Company utilizes a small portion of the office space in the first building for its executive offices and leases the remaining square footage to unaffiliated third parties. The buildings are carried at cost, net of accumulated depreciation of $433,000 and $104,000 at December 31, 2003 and 2002, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $308,000 and $226,000 at December 31, 2003 and 2002, respectively, are included in other liabilities.

The property is leased to tenants under operating leases with varying terms. Future minimum rentals receivable from tenants under non-cancelable operating leases, excluding tenant reimbursements of operating expenses and real estate tax escalations, are approximately as follows:

                                                                December 31
                                                             ------------------

         2004...............................................   $   1,790,000
         2005   ............................................       1,818,000
         2006...............................................       1,635,000
         2007...............................................       1,441,000
         2008...............................................         937,000
         Thereafter.........................................         814,000

Rent expense charged to earnings, for office space previously leased, was $43,000 for the year ended December 31, 2001.

Note 13 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:

                                                First            Second            Third            Fourth         Full
(in thousands, except per share data)         Quarter           Quarter          Quarter           Quarter         Year
                                                =====             =====            =====             =====        =====
2003:
Revenues................................     $    614         $     617          $   615          $    732     $  2,578
Operating expenses......................        1,392             1,857            1,573             1,614        6,436
Operating loss..........................         (778)           (1,240)            (958)             (882)      (3,858)
Loss before income taxes................         (693)           (1,102)            (875)             (764)      (3,434)
Net loss................................         (724)           (1,133)            (907)             (795)      (3,559)
                                             ========        ==========          ========         ========     ========
Net loss per common share:
Basic...................................     $  (0.02)        $   (0.02)           (0.02)            (0.02)       (0.08)
Assuming dilution.......................        (0.02)            (0.02)           (0.02)            (0.02)       (0.08)
                                             ========         =========          =======          ========     ========

2002:
Revenues................................     $     74         $      71          $    83          $    249     $    477
Operating expenses......................        1,147             1,288            1,411             1,748        5,594
Operating loss..........................       (1,073)           (1,217)          (1,328)           (1,499)      (5,117)
Loss before income taxes................         (675)           (1,029)          (2,739)             (566)      (5,009)
Net loss................................         (706)           (1,060)          (2,770)             (597)      (5,133)
                                             ========         =========          =======          ========     ========
Net loss per common share:
Basic ..................................     $  (0.02)        $   (0.02)         $ (0.06)         $  (0.01)    $  (0.11)
Assuming dilution.......................        (0.02)            (0.02)           (0.06)            (0.01)       (0.11)
                                             =========        =========          =======          ========     ========

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.      CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2004, under the captions "Proposal No. 1 - Election of Director" and "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2003 fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2004, under the captions "Executive Compensation" and "Employment Contracts", which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2003 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS.

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2003 as follows:

                         Shares to be issued          Weighted average
                         upon exercise of             exercise price of            Shares available for
                         outstanding options          outstanding options           future issuance
                           ============                =============                 =============

Equity Compensation
   Plans approved
   by stockholders               1,125,000             $       1.07                     3,950,000
                                                       ============
Equity Compensation
   Plan not approved
   by stockholders                       -                                                110,000
                            --------------                                           ------------
Total                            1,125,000             $       1.07                     4,060,000
                             =============                 =============             ============


Plan not approved by stockholders

The Company has 110,000 shares of common stock reserved for issuance under the AmBase Corporation Stock Bonus Plan (the "Stock Bonus Plan"), which was approved by the Board of Directors of the Company in 1989. The purpose of the Stock Bonus Plan is to encourage individual performance and to reward eligible employees whose performance, special achievements, longevity of service to the Company or suggestions make a significant improvement or contribution to the growth and profitability of the Company. The Stock Bonus Plan is administered by the Personnel Committee of the Board of Directors. Members of the Personnel Committee are not eligible for an award pursuant to the Stock Bonus Plan. The Company's President may also designate eligible employees to receive awards, which are not to be in excess of 100 shares of Common Stock. No fees or expenses of any kind are to be charged to a participant. Any employee of the Company, except for certain officers or directors of the Company, are eligible to receive shares under the Stock Bonus Plan. Distributions of shares may be made from authorized but unissued shares, treasury shares or shares purchased on the open market.

For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2004, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2003 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning Principal Accountant Fees and Services is set forth by the Company under the heading "Proposal 2 - Appointment of Accountants" in the Company's definitive Proxy Statement for its Annual Meeting of
Shareholders to be held on May 21, 2004, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2003 fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

1. Index to Financial Statements: Page

         AmBase Corporation and Subsidiaries:
              Report of Independent Auditors.....................................................................9
              Consolidated Statements of Operations.............................................................10
              Consolidated Balance Sheets.......................................................................11
              Consolidated Statements of Changes in Stockholders' Equity........................................12
              Consolidated Statements of Comprehensive Income (Loss) ...........................................12
              Consolidated Statements of Cash Flows.............................................................13
              Notes to Consolidated Financial Statements........................................................14

2. Index to Financial Statements Schedules:

     Schedule III - Real Estate and Accumulated Depreciation

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

     14. AmBase Corporation - Code of Ethics as adopted by Board of Directors.

     21. Subsidiaries of the Registrant.

     23. Consent of Independent Accountants.

     31.1 Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.

     31.2 Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.

     32.1 Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.

     32.2 Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

Exhibits, except as otherwise indicated above, are filed herewith.

     (b) Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION



/s/ RICHARD A.  BIANCO
Chairman,  President  and Chief  Executive  Officer
Principal Executive Officer)
Date: March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




/s/  RICHARD  A.  BIANCO                   /s/ JOHN P.  FERRARA
Chairman,  President,                      Vice President,  Chief  Financial
Chief Executive Officer                    Officer and Controller
and Director                               (Principal Financial and Accounting
Date:  March 25, 2004                      Officer)
                                           Date: March 25, 2004



/s/ JOHN B. COSTELLO                       /s/ ROBERT E. LONG
Director                                   Director
Date: March 25, 2004                       Date: March 25, 2004



/s/ MICHAEL L. QUINN
Director
Date: March 25, 2004



                       AMBASE CORPORATION AND SUBSIDIARIES
             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003
                             (dollars in thousands)


COLUMN A        COLUMN B                     COLUMN C                  COLUMN D                       COLUMN E
-----------     ------------------     ---------------------     -------------------     -----------------------------------------
                                                                 Cost Capitalized
                                                                 Subsequent to           Gross Amount at which Carried at
                                       Initial Cost to Company   Acquisition                      the Close of the Period
                                       =======================   ===================     =========================================
                                                    Building &                                             Building &
Description     Encumbrances           Land        Improvements     Improvements          Land            Improvements     Total
===========     ==================     ======      ============  ===================     =======          =============  =========
Office Building:
Greenwich, CT...$              -       $  554      $      1,880  $                20     $   554          $       1,900  $   2,454
Greenwich, CT...$              -        6,400            10,892                   18       6,400                 10,910     17,310
                ------------------     ------      ------------  -------------------     -------          -------------  ---------
Total...........$              -       $6,954      $     12,772  $                38     $ 6,954          $      12,810  $  19,764
                ==================     ======      ============  ===================     ========         =============  =========

                                                                                         [Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A        COLUMN F                     COLUMN G                  COLUMN H                       COLUMN I
-----------     ------------------     ---------------------     -------------------     -----------------------------------------
                Accumulated                                                              Life on Which Depreciated
Description     Depreciation           Date Constructed          Date Acquired           Latest Income Statement
===========     ==================     =====================     ===================     =========================================
Office Building:
Greenwich, CT...$            130         1970                    Apr.-01                                39 years
Greenwich, CT...             303         1977                    Dec.-02                                39 years
                ------------------     =============             ===========             =========================================
Total...........$            433
                ================

[a] Reconciliation of total real estate carrying value is as follows:

                                      Year Ended                 Year Ended                 Year Ended
                                  December 31, 2003           December 31, 2002         December 31, 2001
                                  =================           =================         =================
Balance at beginning of year......$          19,726           $           2,435         $               -
Improvements......................               38                           -                         -
Acquisitions.. ...................                -                      17,291                     2,435
                                  -----------------           -----------------         -----------------
Balance at end of year............$          19,764            $         19,726         $           2,435
                                  =================            ================         =================
Total cost for federal tax
purposes at end of each year......$          19,764            $         19,726         $           2,435
                                  =================            ================         =================

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year......$             104            $             42         $               -
Depreciation expense..............              329                          62                        42
                                  -----------------            ----------------         -----------------
Balance at end of year........... $             433            $            104         $              42
                                  =================            ================         =================

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bian                John B. Costello        Robert E. Long
Chairman, President and        Private Investor        Managing Director
Chief Executive Officer                                Goodwyn, Long & Black
AmBase Corporation

Michael Quinn
Private Investor

AmBase Officers
Richard A. Bianco              John P. Ferrara
Chairman, President and        Vice President, Chief Financial Officer
Chief Executive Officer        and Controller

INVESTOR INFORMATION


Annual Meeting of Stockholders                                      Corporate Headquarters

 The 2004 Annual Meeting is currently  scheduled to be held          AmBase Corporation
 at 9:00 a.m. Eastern Time, on Friday, May 21, 2004, at:             100 Putnam Green, 3rd Floor
                                                                     Greenwich, CT  06830-6027
     Hyatt Regency Hotel                                             (203) 532-2000
     1800 East Putnam Avenue
     Greenwich, CT  06870

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

 Independent Auditors                                                Number of Stockholders

 PricewaterhouseCoopers LLP                                          As of January 30, 2004, there were
 1177 Avenue of the Americas                                         approximately 16,000 stockholders.
 New York, NY  10036