Form 10-Q
period 2004-03-31
AMBASE CORP
filed 2004-05-13
CIK 20639

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X]              Quarterly  Report  Pursuant  to Section
                          13 or 15(d) of the  Securities
                                 Exchange Act of 1934


                   For the quarterly period ended March 31, 2004

                                       or

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



                              100 PUTNAM GREEN, 3RD FLOOR
                              GREENWICH, CONNECTICUT 06830

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


     At March 31, 2004, there were 46,233,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2004

TABLE OF CONTENTS                                                                                             Page
                                                                                                             ------

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.................................................................................1

Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................13

Item 4.      Controls and Procedures.............................................................................14

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................15

Item 6.      Exhibits and Reports on Form 8-K....................................................................15

Signatures.......................................................................................................16


PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                      March 31,       December 31,
                                                                                          2004               2003
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   9,115     $        2,785
Investment securities:
    Held to maturity (market value $8,505 and $17,331, respectively)..............        8,506             17,329
    Available for sale, carried at fair value ....................................        3,310              1,774
                                                                                       --------           --------
Total investment securities.......................................................       11,816             19,103
                                                                                       --------           --------
Accounts receivable...............................................................           -                  21
Real estate owned:
  Land............................................................................        6,954              6,954
  Buildings and improvements......................................................       12,810             12,810
                                                                                       --------           --------
                                                                                         19,764             19,764
  Less:  accumulated depreciation.................................................         (515)              (433)
                                                                                       --------           --------
Real estate owned, net............................................................       19,249             19,331
Other assets......................................................................          463                428
                                                                                       --------           --------
Total assets......................................................................   $   40,643         $   41,668
                                                                                          =====              =====
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      601         $    1,376
Supplemental retirement plan......................................................        9,733              9,292
Other liabilities.................................................................        1,601              1,633
                                                                                       --------           --------
Total liabilities.................................................................       11,935             12,301
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 and
  46,335,007 issued, respectively)................................................          464                463
Paid-in capital...................................................................      547,956            547,940
Accumulated other comprehensive income............................................          138                 84
Accumulated deficit...............................................................     (519,165)          (518,435)
Treasury stock, at cost - 176,488 shares..........................................         (685)              (685)
                                                                                       --------           --------
Total stockholders' equity........................................................       28,708             29,367
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   40,643         $   41,668
                                                                                          =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (in thousands, except per share data)




                                                                                          2004              2003
                                                                                          ====              ====
Revenues:
Rental income........................................................................$     535           $   614

Operating expenses:
Compensation and benefits............................................................    1,083             1,051
Professional and outside services....................................................      108                77
Property operating and maintenance...................................................      113               119
Depreciation.........................................................................       83                82
Insurance............................................................................       23                20
Other operating......................................................................       47                43
                                                                                      --------          --------
                                                                                         1,457             1,392
                                                                                      --------          --------
Operating loss......................................................................      (922)             (778)
                                                                                      --------          --------
Interest income....................................................................        115                85
Realized gains on sales of investment securities...................................        107                 -
                                                                                      --------          --------
Loss before income taxes..........................................................        (700)             (693)
Income tax expense................................................................         (30)              (31)
                                                                                     ---------          --------
Net loss.........................................................................    $    (730)         $   (724)
                                                                                         =====             =====
Net loss per common share:

Net loss - basic..................................................................      $(0.02)          $ (0.02)
Net loss - assuming dilution......................................................       (0.02)            (0.02)
                                                                                          =====             =====
Weighted average common shares outstanding:

Basic.............................................................................       46,200            46,209
                                                                                          =====             =====
Diluted..........................................................................        46,200            46,209
                                                                                          =====             =====




The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)




                                                                                                2004         2003
                                                                                               =====        =====

Net loss............................................................................      $    (730)     $  (724)

Unrealized holding gains (losses) on investment securities
     available for sale, net of tax effect of $0....................................            138           (9)
                                                                                          ---------     ---------

Comprehensive loss..................................................................      $    (592)    $   (733)
                                                                                          =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)




                                                                                           2004          2003
                                                                                           ====          ====
Cash flows from operating activities:
Net loss..........................................................................       $ (730)        $(724)
Adjustments to reconcile net loss to net cash used by operations:
    Depreciation and amortization.................................................           82            82
    Accretion of discount - investment securities.................................          (31)          (54)
     Realized gains on investment securities available for sale...................          (18)            -
Changes in other assets and liabilities:
    Accounts receivable...........................................................           21            68
    Other assets..................................................................          (35)          (23)
    Accounts payable and accrued liabilities......................................         (775)         (884)
    Other liabilities.............................................................          409           388
Other, net........................................................................           (1)            -
                                                                                        --------      --------
Net cash used by operating activities.............................................       (1,078)       (1,147)
                                                                                        --------      --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity............................       17,353        18,287
Purchases of investment securities - held to maturity.............................       (8,499)      (18,286)
Purchases of investment securities - available for sale...........................       (1,830)         (546)
Sales of investment securities - available for sale...............................          367             -
                                                                                       --------      ---------
Net cash provided (used) by investing activities..................................        7,391          (545)
                                                                                       --------      ---------
Cash flows from financing activities:
Stock options exercised...........................................................           17              -
                                                                                       ---------      --------
Net cash provided by financing activities.........................................           17              -
                                                                                       ---------      --------
Net increase (decrease) in cash and cash equivalents..............................        6,330        (1,692)
Cash and cash equivalents at beginning of period..................................        2,785         4,918
                                                                                      ---------      ---------
Cash and cash equivalents at end of period........................................       $9,115        $3,226
                                                                                      =========      =========
Supplemental cash flow disclosures:
Income taxes paid.................................................................      $    35         $  41
                                                                                        =======       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 1 - Organization

     The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in
Part II - Item 1. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

     The Company's management expects that operating cash needs for the remainder of 2004 will be met principally by rental income received, the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents, and the Company's current financial resources.

Note 2 - Legal Proceedings

     For a discussion of the Company's legal proceedings, including a discussion of the Company's Supervisory Goodwill litigation, see Part II - Item 1 - Legal Proceedings.

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

Investment securities consist of the following:

                                             March 31, 2004                                 December 31, 2003
                             ======================================           ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======           ======         ========         ======
Held to Maturity:
U.S. Treasury Bills maturing within
  one year.................. $   8,506       $    8,506      $ 8,505           $ 17,329       $ 17,329      $ 17,331

Available for Sale:
Equity Securities.........       3,310            3,172        3,310              1,774          1,690         1,774
                             ---------       ----------    ---------        -----------    -----------   -----------
                             $  11,816       $   11,678    $  11,815           $ 19,103      $  19,019    $   19,105
                             =========       ==========    =========        ===========    ===========   ===========

The gross unrealized gains (losses) on investment securities, at March 31, 2004 and December 31, 2003 consist of the following:

(in thousands)                                                                                   2004         2003
                                                                                              =======       ======
Held to Maturity:.
Gross unrealized gains (losses)...................................................           $     (1)      $    2
                                                                                              =======       ======
Available for Sale:
Gross unrealized gains............................................................           $    138       $   84
                                                                                              =======       ======
The realized gain on the sales of investment securities available for sale for the three months ended March 31, 2004, are as follows:


(in thousands)

Net sale proceeds..................................................................          $       367
Cost basis.........................................................................                 (349)
                                                                                             -----------
Realized gains.....................................................................          $        18
                                                                                             ===========

During the first quarter ended March 31, 2004 the Company purchased and sold a $7 million U.S. Treasury Note resulting in a gain of $89,000 which is included in realized gains on investment securities in the Consolidated Statement of Operations. No investment securities available for sale were sold in the first three months of 2003.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $34 million as of March 31, 2004 and December 31, 2003, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

     In March 2000, the Company filed several carryback claims and amendments to previously filed carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS or alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. The Carryback Claims and 1992 Amended Return are currently being reviewed by the IRS. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company has sought administrative review of the letter by protesting to the Appeals Division of the IRS. The Company has met with IRS Appeals Officials to discuss the Carryback Claims and the appeals process is ongoing. The Company can give no assurances that the Carryback Claims will be ultimately allowed by the IRS, the final amount of the refunds, if any, or when they might be received.

     Based upon the Company's federal income tax returns as filed from 1993 to 2002 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at March 31, 2004, the Company has NOL carryforwards, aggregating approximately $33.8 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

Note 6 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale, as follows:

(in thousands)                                          Three Months Ended                Three Months Ended
                                                            March 31, 2004                    March 31, 2003
                                                  =============================       ===========================
                                                  Unrealized         Accumulated       Unrealized      Accumulated
                                                  Gains (Losses)     Other             Gains (Losses)  Other
                                                  on Investment      Comprehensive     on Investment   Comprehensive
                                                  Securities         Income            Securities      Income
                                                  ========           ========          ========        ========
Balance beginning of period...................    $     84          $      84          $     22        $     22
Reclassification adjustment for gains
        realized in net income (loss).........         (19)               (19)                -               -
Change during the period.......................         73                 73               (31)            (31)
                                                  --------          ---------          ---------       ---------
Balance end of period...........................  $    138          $     138          $     (9)       $     (9)
                                                  ========          =========          =========       =========

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 7 - Property Owned

     The Company owns two commercial office buildings in Greenwich, Connecticut that contain 14,500 and 38,000 square feet, respectively. The Company utilizes a small portion of the office space in the first building for its executive offices and leases the remaining square footage to unaffiliated third parties. The buildings and improvements are carried at cost, net of accumulated depreciation of $515,000 and $433,000 at March 31, 2004 and December 31, 2003, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $280,000 and $308,000 at March 31, 2004 and December 31, 2003, respectively, are included in other liabilities.

     The Company earns rental income under operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the terms of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable and is included in other assets on the Consolidated Balance Sheets. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease when earned and due from tenants.

     Included in property operating and maintenance are expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses, which have not been reduced by amounts reimbursable by tenants pursuant to applicable lease agreements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 8 - Stock Based Compensation

     The Company has adopted the disclosure requirements of Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), but continues to account for stock compensation using APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), making pro forma disclosures of net income
(loss) and earnings per share as if the fair value based method had been applied. No compensation expense, attributable to stock incentive plans, has been charged to earnings.

     The Black-Scholes option pricing model was used to estimate the fair value of the options at date of grant based on various factors including dividend yield, stock price volatility, interest rates, and expected life of options.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                                                                                                     Three Months Ended
                                                                                              -------------------------------
                                                                                                   March 31,        March 31,
(in thousands, except per share data)                                                                  2004             2003
                                                                                                 ==========       ==========
Net loss:
As reported.......................................................................                 $  (730)         $  (724)
Deduct: pro forma stock based compensation expense for
    Stock options pursuant to Statement 123.......................................                     (19)             (26)
                                                                                                 ----------       ----------
Pro forma.........................................................................                 $  (749)         $  (750)
                                                                                                 ==========       ==========
Net loss per common share:
Basic - as reported...............................................................                 $ (0.02)        $  (0.02)
Basic - pro forma.................................................................                   (0.02)           (0.02)
Assuming dilution - as reported...................................................                   (0.02)           (0.02)
Assuming dilution - pro forma.....................................................                   (0.02)           (0.02)
                                                                                                 ==========       ==========

     Options to purchase 1,290,000 shares of common stock for the three months ended March 31, 2004, and 1,170,000 shares of common stock for the three months ended March 31, 2003, were excluded from the computation of diluted earnings per share because these options were antidilutive.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 9 - Pension and Savings Plans

     The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer and certain former officers of the Company are participants. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

Pension expense for the Supplemental Plan was as follows:


                                                                              Three Months Ended
                                                                     -----------------------------------
                                                                        March 31,           March 31,
(in thousand)                                                               2004                2003
                                                                        ========             =======
Service cost of current period................................          $    230             $   218
Interest cost on projected benefit obligation.................               172                 161
Amortization of unrecognized losses...........................                39                  51
                                                                        --------             -------
                                                                        $    441             $   430
                                                                        ========             =======

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $40,000 and $34,000 for the first three months ended March 31, 2004 and 2003, respectively. All contributions are subject to maximum limitations contained in the Code.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item I, herein.

FINANCIAL CONDITION

     The Company's assets at March 31, 2004 aggregated $40,643,000 consisting principally of cash and cash equivalents of $9,115,000, investment securities of $11,816,000 and real estate owned of $19,249,000. At March 31, 2004, the
Company's liabilities aggregated $11,935,000. Total stockholders equity was $28,708,000.

     The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $9,733,000 at March 31, 2004 from $9,292,000 at December 31, 2003. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed.

     For the three months ended March 31, 2004, cash of $1,078,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first three months of 2004 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and to a lesser extent the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2004.

     For the three months ended March 31, 2003, cash of $1,147,000 was used by operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of interest and rental income.

     The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets. Discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including the Supervisory Goodwill litigation see Part II - Item 1 - Legal Proceedings.

     The Company owns two commercial office buildings in Greenwich, Connecticut. One building is approximately 14,500 square feet and is substantially leased to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices. The second building is approximately 38,000 square feet and is leased to unaffiliated third parties.

     The Company made no purchases of common stock pursuant to its common stock repurchase plan during the first three months of 2004. There are no material commitments for capital expenditures as of March 31, 2004. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months ended March 31, 2004 vs. the Three Months Ended March 31, 2003

     The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2004 will be met principally by rental income and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, and the Company's current financial resources.

     The Company recorded a net loss of $730,000 or $0.02 per share for the three months ended March 31, 2004 compared with a net loss of $724,000 or $0.02 per share for the three months ended March 31, 2003.

     For the three months ended March 31, 2004, the Company earned rental income from real estate owned of $535,000 as compared to $614,000 for the three months ended March 31, 2003. The decrease in the 2004 period reflects decreased rental income as a result of office vacancies as of January 2004.

     Compensation and benefits increased to $1,083,000 in the three months ended March 31, 2004 compared with $1,051,000 in the respective 2003 period. The increases were principally the result of a higher level of benefit costs and accruals. Included in compensation and benefits is an accrual for the Supplemental Retirement Plan of $441,000 for the three month period ended March 31, 2004 compared to $430,000 for the same 2003 period.

     Professional and outside services increased to $108,000 in the three months ended March 31, 2004, compared to $77,000 for the three months ended March 31, 2003. The increase in the 2004 three month period is due to increases in tax related fees principally relating to the Carryback Claims.

     Property operating and maintenance expenses decreased slightly to $113,000 for the three months ended March 31, 2004 compared to $119,000 in the respective 2003 period. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the three months ended March 31, 2004, increased to $115,000 from $85,000 in the respective 2003 period. The increase is principally due to an increased yield on the investment in higher yielding investments, classified as investments available for sale.

     The income tax provisions of $30,000 for the three months ended March 31, 2004, and $31,000 for the three months ended March 31, 2003, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at March 31, 2004 and December 31, 2003 with maturity dates of less than one year consist of the following:

                                                         2004                              2003
                                                   ===================             ===================
                                                   Carrying       Fair             Carrying       Fair
                                                      Value      Value                Value      Value
(in thousands)                                      -------    -------             --------   --------

U.S. Treasury Bills.........................        $ 8,506    $ 8,505             $ 17,329   $ 17,331
                                                    =======    =======             ========   ========
Weighted average interest rate..............           0.97%                           0.94%
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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended March 31, 2004.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The information contained in Item 8 - Note 10 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. In April 2004, the Company filed an amicus brief in support of a petition for certiorari filed by Bailey in the Supervisory Goodwill case Bailey v. United States, 341 F. 3d 1342 (Fed. Cir 2003). A decision as to whether or not the Supreme Court will hear the Bailey case is expected prior to the end of the Supreme Court's current term, which ends June 30, 2004.

     The Bailey decision, as well as other decisions in Winstar-related cases, are publicly available and may be relevant to the Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's actions. No assurance can be given regarding the ultimate outcome of the litigation.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer
      Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer
      Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
      Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

(b) Form 8-K

      None.

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


Date:  May 13, 2004