Form 10-Q
period 2004-06-30
AMBASE CORP
filed 2004-07-27
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]            Quarterly Report Pursuant to Section
                         13 or 15(d) of the Securities
                             Exchange Act of 1934


                  For the quarterly period ended June 30, 2004

                                       or

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


     At June 30, 2004, there were 46,233,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2004

     TABLE OF CONTENTS                                             Page
                                                                  ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................1

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........15

Item 4. Controls and Procedures............................................16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................17

Item 4. Submission of Matters to a Vote of Security Holders................17

Item 6. Exhibits and Reports on Form 8-K...................................18

Signatures.................................................................19

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     (in thousands, except for share amounts)

                                                                                       June 30,       December 31,
                                                                                           2004               2003
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   1,294        $     2,785
Investment securities:
    Held to maturity (market value $8,523 and $17,331, respectively)..............        8,526             17,329
    Available for sale, carried at fair value ....................................       11,124              1,774
                                                                                       --------           --------
Total investment securities.......................................................       19,650             19,103
                                                                                       --------           --------
Accounts receivable...............................................................           22                 21
Real estate owned:
  Land............................................................................        6,954              6,954
  Buildings and improvements......................................................       12,810             12,810
                                                                                       --------           --------
                                                                                         19,764             19,764
  Less:  accumulated depreciation.................................................         (598)              (433)
                                                                                       --------           --------
Real estate owned, net............................................................       19,166             19,331
Other assets......................................................................          599                428
                                                                                       --------           --------
Total assets......................................................................    $  40,731         $   41,668
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................    $     876         $    1,376
Supplemental retirement plan......................................................       10,174              9,292
Other liabilities.................................................................        1,579              1,633
                                                                                       --------           --------
Total liabilities.................................................................        12,629            12,301
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 and
  46,335,007 issued, respectively)................................................          464                463
Paid-in capital...................................................................      547,956            547,940
Accumulated other comprehensive income............................................          146                 84
Accumulated deficit...............................................................     (519,779)          (518,435)
Treasury stock, at cost - 176,488 shares..........................................         (685)              (685)
                                                                                       --------           --------
Total stockholders' equity........................................................       28,102             29,367
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................    $  40,731         $   41,668
                                                                                       ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                      (in thousands, except per share data)

                                                            Second Quarter                     Six Months
                                                           2004           2003              2004          2003
                                                           ====           ====              ====          ====
Revenues:
Rental income.......................................... $   556         $  617           $  1,091        $1,231

Operating expenses:
Compensation and benefits..............................   1,026          1,003              2,109         2,054
Professional and outside services......................     184            565                292           642
Property operating and maintenance.....................     114            120                227           239
Depreciation...........................................      82             81                165           163
Insurance..............................................      39             22                 62            42
Other operating........................................      47             66                 94           109
                                                     ----------      ----------         ---------       -------
                                                          1,492          1,857              2,949         3,249
                                                     ----------      ----------         ----------      -------
Operating loss.........................................    (936)        (1,240)            (1,858)       (2,018)
                                                     ----------      ----------         ----------      -------
Interest income........................................     123             86                238           171
Realized gains on sales of investment securities...         229             52                336            52
                                                     ----------      ----------         ----------      -------
Loss before income taxes...............................    (584)        (1,102)            (1,284)       (1,795)
Income tax expense.....................................     (30)           (31)               (60)          (62)
                                                      ---------      ----------         ----------      -------
Net loss............................................... $  (614)      $ (1,133)          $ (1,344)      $(1,857)
                                                      =========       =========         ==========      =======
Net loss per common share:

Net loss - basic....................................... $ (0.01)      $  (0.02)          $  (0.03)      $ (0.04)
Net loss - assuming dilution...........................   (0.01)         (0.02)             (0.03)        (0.04)
                                                     ==========      ==========         ==========      =======
Weighted average common shares outstanding:

Basic..................................................  46,234         46,204             46,217        46,206
                                                     ==========      ==========         ==========      =======
Diluted................................................  46,234         46,204             46,217        46,206
                                                     ============    ==========         ==========      =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)



                                                                         Second Quarter             Six Months
                                                                            2004       2003       2004       2003
                                                                          ======      =====      =====      =====

Net loss..............................................................   $ (614)    $(1,133)   $(1,344)   $(1,857)

Unrealized holding gains on investment securities
     available for sale, net of tax effect of $0......................        8          73         62         42
                                                                         -------    -------    -------    -------

Comprehensive loss....................................................   $(606)     $(1,060)   $(1,282)   $(1,815)
                                                                         ======     =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)

                                                                                           2004          2003
                                                                                           ====          ====
Cash flows from operating activities:
Net loss......................................................................             $(1,344)     $(1,857)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization.................................................                 165          163
    Accretion of discount - investment securities.............................                 (51)        (105)
     Realized gains on investment securities available for sale...............                (336)         (52)
Changes in other assets and liabilities:
    Accounts receivable.......................................................                  (1)         107
    Other assets..............................................................                (171)        (114)
    Accounts payable and accrued liabilities..................................                (500)        (700)
    Other liabilities.........................................................                 828          743
Other, net....................................................................                  (1)           3
                                                                                           --------   ---------
Net cash used by operating activities.........................................              (1,411)      (1,812)
                                                                                           --------   ---------
Cash flows from investing activities:
Maturities of investment securities - held to maturity........................              17,353       26,769
Purchases of investment securities - held to maturity.........................              (8,499)     (26,742)
Purchases of investment securities - available for sale.......................             (17,224)        (674)
Sales of investment securities - available for sale...........................               8,273          330
                                                                                           --------   ---------
Net cash used by investing activities.........................................                 (97)        (317)
                                                                                           --------   ---------
Cash flows from financing activities:
Stock options exercised.......................................................                  17            -
Common stock repurchase.......................................................                   -          (38)
                                                                                           ---------   --------
Net cash provided (used) by financing activities..............................                  17          (38)
                                                                                           ---------   --------
Net decrease in cash and cash equivalents.....................................              (1,491)      (2,167)
Cash and cash equivalents at beginning of period..............................               2,785        4,918
                                                                                           ----------  --------
Cash and cash equivalents at end of period....................................              $1,294       $2,751
                                                                                           ==========  ========
Supplemental cash flow disclosures:
Income taxes paid..............................................................             $   86       $   44
                                                                                           ==========  ========

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

Investment securities consist of the following:


                                             June 30, 2004                                  December 31, 2003
                             ======================================           ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======           ========       ========         ======
Held to Maturity:
U.S. Treasury Bills maturing within
  one year..................  $   8,526       $  8,526      $ 8,523           $ 17,329       $ 17,329       $ 17,331

Available for Sale:
U.S. Treasury Note......          7,945          7,951        7,945                  -              -              -
Equity Securities.........        3,179          3,027        3,179              1,774          1,690          1,774
                             -----------     ------------   ---------         -----------    ------------   ---------
                                11,124           10,978      11,124              1,774            1,690        1,774
                             -----------     ------------   ---------         -----------    ------------   ---------
                             $  19,650       $   19,504     $19,647           $ 19,103       $   19,019     $ 19,105
                             ===========     ============   =========         ==========     ============   =========

     The gross unrealized gains (losses) on investment securities, at June 30, 2004 and December 31, 2003 consist of the following:

(in thousands)                                                                                 2004          2003
                                                                                              =======       ======
Held to Maturity:.
Gross unrealized gains (losses)........................................................       $   (3)       $    2
                                                                                              =======       ======
Available for Sale:
Gross unrealized gains.................................................................       $  271        $   84
                                                                                              =======       ======

Gross unrealized losses................................................................       $ (125)       $    -
                                                                                              =======       ======

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The realized gain on the sales of investment securities available for sale for the second quarter and six months ended June 30, 2004, are as follows:

                                                                        Second Quarter        Six Months
(in thousands)                                                         2004        2003      2004    2003
                                                                      =======     =====     ======  ======

Net sale proceeds..................................................   $   836     $ 330     $8,273   $ 330
Cost basis.........................................................      (607)     (278)    (7,937)   (278)
                                                                      ----------  ------    -------  ------
Realized gains.....................................................   $   229     $  52     $  336   $  52
                                                                      =========   ======    =======  ======

     During the six months ended June 30, 2004 the Company purchased and sold a $7 million U.S. Treasury Note resulting in a gain of $89,000 which is included in realized gains on investment securities in the Consolidated Statement of Operations.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $35 million and $34 million as of June 30, 2004 and December 31, 2003, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

     Based upon the Company's federal income tax returns as filed from 1993 to 2002 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at June 30, 2004, the Company has NOL carryforwards, aggregating approximately $33.8 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

(in thousands)                                 Second Quarter Ended                   Six Months Ended
                                                  June 30, 2004                         June 30, 2004
                                              ========================         ===========================
                                              Unrealized   Accumulated         Unrealized      Accumulated
                                          Gains (Losses)         Other       Gains(Losses)           Other
                                           on Investment Comprehensive       on Investment   Comprehensive
                                              Securities        Income         Securities           Income
                                            ============  ============       ============    =============

Balance beginning of period..................$      138   $       138        $        84     $       84

Reclassification adjustment for gains
        realized in net loss.................       (52)          (52)               (71)           (71)

Change during the period.....................        60            60                133            133
                                             ----------   -----------        -----------     ----------
Balance end of period........................$      146   $       146        $       146     $      146
                                             ==========   ===========        ===========     ==========

(in thousands)                                 Second Quarter Ended                    Six Months Ended
                                                  June 30, 2003                          June 30, 2003
                                              ========================         ============================
                                              Unrealized   Accumulated         Unrealized       Accumulated
                                          Gains (Losses)         Other     Gains (Losses)             Other
                                           on Investment Comprehensive      on Investment     Comprehensive
                                              Securities        Income         Securities            Income
                                           =============  ============       ============     ==============
Balance beginning of period..................$       (9)  $        (9)       $        22      $      22

Reclassification adjustment for gains
        realized in net loss.................       (15)          (15)               (15)           (15)

Change during the period.....................        88            88                 57             57
                                             ----------   -----------        -----------      ------------
Balance end of period........................$       64   $        64        $        64      $      64
                                             ==========   ===========        ===========      ============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 7 - Property Owned

     The Company owns two commercial office buildings in Greenwich, Connecticut that contain 14,500 and 38,000 square feet, respectively. The Company utilizes a small portion of the office space in the first building for its executive offices and leases the remaining square footage to unaffiliated third parties. The buildings and improvements are carried at cost, net of accumulated depreciation of $598,000 and $433,000 at June 30, 2004 and December 31, 2003, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $260,000 and $308,000 at June 30, 2004 and December 31, 2003, respectively, are included in other liabilities.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation cost for stock options based on the fair value at date of grant for stock options, consistent with the method prescribed by Statement 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below.

                                                      Second Quarter Ended                  Six Months Ended
                                             ------------------------------------     --------------------------------
                                                   June 30,          June 30,            June 30,         June 30,
(in thousands, except per share data)                  2004              2003                2004             2003
                                                     ======            ======             =======          =======
Net loss:
As reported....................................    $   (614)          $(1,133)          $  (1,344)         $(1,857)
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123....         (20)              (26)                (39)             (52)
                                                   --------           --------          ---------          --------
Pro forma......................................    $   (634)          $(1,159)          $  (1,383)         $(1,909)
                                                   ========           ========          =========          ========
Net loss per common share:
Basic - as reported............................    $  (0.01)          $ (0.02)          $   (0.03)         $ (0.04)
Basic - pro forma..............................       (0.01)            (0.03)              (0.03)           (0.04)
Assuming dilution - as reported................       (0.01)            (0.02)              (0.03)           (0.04)
Assuming dilution - pro forma..................       (0.01)            (0.03)              (0.03)           (0.04)
                                                   ========           ========          =========          ========

     Options to purchase 1,290,000 shares of common stock for the second quarter and six months ended June 30, 2004, and 1,125,000 shares of common stock for the second quarter and six months ended June 30, 2003, were excluded from the computation of diluted earnings per share because these options were antidilutive.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 9 - Pension and Savings Plans

     The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer of the Company is a participant. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

     Pension expense for the Supplemental Plan was as follows:

                                                                         Second Quarter Ended               Six Months Ended
                                                                     ---------------------------      ----------------------------
                                                                     June 30,          June 30,        June 30,      June 30,
(in thousands)                                                           2004              2003            2004          2003
                                                                     ========          ========        ========       =======
Service cost of current period................................       $    230           $   218        $    460       $   436
Interest cost on projected benefit obligation.................            172               161             344           322
Amortization of unrecognized losses...........................             39                51              79           102
                                                                     --------           -------        --------       -------
                                                                     $    441           $   430        $    883       $   860
                                                                     ========           =======        ========       =======

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $3,000 and $2,000, and $43,000 and $34,000 for the second quarter and six months ended June 30, 2004 and 2003, respectively. All contributions are subject to maximum limitations contained in the Code.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item I, herein.

FINANCIAL CONDITION

     The Company's assets at June 30, 2004, aggregated $40,731,000 consisting principally of cash and cash equivalents of $1,294,000 investment securities of $19,650,000 and real estate owned of $19,166,000. At June 30, 2004, the
Company's liabilities aggregated $12,629,000. Total stockholders equity was $28,102,000.

     The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $10,174,000 at June 30, 2004 from $9,292,000 at December 31, 2003. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed.

     For the six months ended June 30, 2004, cash of $1,411,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first six months of 2004 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and to a lesser extent the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2004.

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

     The Company made no purchases of common stock pursuant to its common stock repurchase plan during the first six months of 2004. There are no material commitments for capital expenditures as of June 30, 2004. Inflation has had no material impact on the business and operations of the Company.

     Results of Operations for the Second Quarter and Six Months ended June 30, 2004 vs. the Second Quarter and Six Months Ended June 30, 2003

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

     The Company recorded a net loss of $614,000 or $0.01 per share and $1,344,000 or $0.03 per share for the second quarter and six months ended June 30, 2004, respectively compared with a net loss of $1,133,000 or $0.02 per share and $1,857,000 or $0.04 per share for the second quarter and six months ended June 30, 2003, respectively.

     For the second quarter and six months ended June 30, 2004 the Company earned rental income from real estate owned of $556,000 and $1,091,000 respectively, as compared to $617,000 and $1,231,000 for the second quarter and six months ended June 30, 2003, respectively. The decrease in the 2004 period reflects decreased rental income as a result of office vacancies as of January 2004.

     Compensation and benefits increased to $1,026,000 in the second quarter and $2,109,000 in the six months ended June 30, 2004, respectively, compared with $1,003,000 and $2,054,000 in respective 2003 periods. The increases were principally the result of a higher level of benefits costs and accruals. Included in compensation and benefits is an accrual for the Supplemental Retirement Plan of $441,000 and $883,000 for the second quarter and six month period ended June 30, 2004, respectively, compared to $430,000 and $860,000, respectively, for the same 2003 periods.

     Professional and outside services decreased to $184,000 and $292,000 in the second quarter and six months ended June 30, 2004, compared to $565,000 and $642,000 in the respective 2003 periods. The decreases in the 2004 second quarter and six month periods as compared to the respective 2003 periods is principally due to legal fees relating to the SDG litigation proceeding during 2003.

     Property operating and maintenance expenses were $114,000 and $227,000 for the second quarter and six months ended June 30, 2004, respectively, compared to $120,000 and $239,000 in the respective 2003 periods. The lower expenses in 2004 compared to 2003 are due to the ongoing cost controls in building management. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the second quarter and six months ended June 30, 2004, increased to $123,000 and $238,000, respectively from $86,000 and $171,000, in the respective 2003 periods. The increase is principally due to an increased yield on the investments, classified as investments available for sale.

     The income tax provisions of $30,000 and $60,000 for the second quarter and six months ended June 30, 2004, respectively, and $31,000 and $62,000 for the second quarter and six months ended June 30, 2003, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

     From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, or make oral statements that constitute forward-looking statements. The forward-looking statement may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, timing or results of pending litigation, projected ventures, anticipated market performance, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in occupancy rates or real estate value; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at June 30, 2004 and December 31, 2003 with maturity dates of less than one year consist of the following:


                                                         2004                              2003
                                                   =================                =================
                                                   Carrying     Fair                Carrying     Fair
                                                   Value       Value                Value       Value
(in thousands)                                     --------    -----                --------    -----

U.S. Treasury Bills.........................       $ 8,526     $ 8,523              $ 17,329    $ 17,331
                                                    ======      ======              ========    ========

Weighted average interest rate..............          0.97%                             0.94%
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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended June 30, 2004.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey in the Supervisory Goodwill case Bailey v. United States, 341 F. 3d 1342 (Fed. Cir 2003).

     The Bailey decision, as well as other decisions in Winstar-related cases, are publicly available and may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

     The Company presently has several motions pending with the Court of Claims. Oral arguments on these motions were heard by Senior Judge Smith in November 2003. The Company is currently awaiting his decision. No assurance can be given regarding the ultimate outcome of the litigation.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders on May 21, 2004, a vote was taken for the election of one Director of the Company to hold office for a three year term and until his successor shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for the nominee were as follows:

    Nominee                                  For                   Withheld
================                          =========               =========
Michael L. Quinn                          34,753,488              8,317,608

     There were no broker non-votes. The terms of directors Richard A. Bianco, John B. Costello and Robert E. Long continued after the meeting.

     A vote was also taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 2004. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

    For                      Against                        Abstain
 =========                  =========                      =========
42,377,078                   661,252                        32,766

There were no broker non-votes.

     The foregoing proposals are described more fully in the Company's definitive proxy statement, filed with the Securities and Exchange Commission on March 29, 2004 pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     Exhibit  31.1  Rule  13a-14(a)  Certification  of Chief  Executive  Officer
     Exhibit 31.2 Rule 13a-14(a)  Certification  of Chief  Financial  Officer
     Exhibit 32.1 Section 1350  Certification of Chief Executive Officer
     Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

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


Date:  July 27, 2004