Form 10-Q
period 2004-09-30
AMBASE CORP
filed 2004-11-10
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X]            Quarterly Report Pursuant to Section
                        13 or 15(d) of the Securities
                            Exchange Act of 1934


                For the quarterly period ended September 30, 2004

                                       or

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


     At September 30, 2004, there were 46,233,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2004

TABLE OF CONTENTS                                   Page
                                                   ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.................................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................15

Item 4.      Controls and Procedures.............................................................................16

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................17

Item 4.      Submission of Matters to a Vote of Security Holders.................................................17

Item 6.      Exhibits and Reports on Form 8-K....................................................................18

Signatures   ....................................................................................................19

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except for share amounts)

                                                                                  September 30,       December 31,
                                                                                           2004               2003
                                                                                     (unaudited)
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   9,523        $     2,785
Investment securities:
    Held to maturity (market value $8,544 and $17,331, respectively)..............        8,552             17,329
    Available for sale, carried at fair value ....................................        3,228              1,774
                                                                                       --------           --------
Total investment securities.......................................................       11,780             19,103
                                                                                       --------           --------
Accounts receivable...............................................................            1                 21
Real estate owned:
  Land............................................................................        6,954              6,954
  Buildings and improvements......................................................       12,810             12,810
                                                                                       --------           --------
                                                                                         19,764             19,764
  Less:  accumulated depreciation.................................................         (681)              (433)
                                                                                       --------           --------
Real estate owned, net............................................................       19,083             19,331
Other assets......................................................................          573                428
                                                                                       --------           --------
Total assets......................................................................   $   40,960         $   41,668
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................       $1,269         $    1,376
Supplemental retirement plan......................................................       10,616              9,292
Other liabilities.................................................................        1,577              1,633
                                                                                       --------           --------
Total liabilities.................................................................       13,462             12,301
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 and
  46,335,007 issued, respectively)................................................          464                463
Paid-in capital...................................................................      547,956            547,940
Accumulated other comprehensive income............................................          236                 84
Accumulated deficit...............................................................     (520,473)          (518,435)
Treasury stock, at cost - 176,488 shares..........................................         (685)              (685)
                                                                                       --------           --------
Total stockholders' equity........................................................       27,498             29,367
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   40,960         $   41,668
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                      (in thousands, except per share data)

                                                           Third Quarter                     Nine Months
                                                        2004           2003              2004          2003
                                                        ====           ====              ====          ====
Revenues:
Rental income..........................................$  561          $ 615            $ 1,652        $ 1,846

Operating expenses:
Compensation and benefits.............................. 1,021            982              3,130          3,036
Professional and outside services......................   213            270                505            912
Property operating and maintenance ....................   117            158                344            397
Depreciation  .........................................    83             83                248            246
Insurance..............................................    21             37                 83             79
Other operating .......................................    35             43                129            152
                                                     ----------      ----------         ----------     ----------
                                                        1,490          1,573              4,439          4,822
                                                     ----------      ----------         ----------     ----------
Operating loss ........................................  (929)          (958)            (2,787)        (2,976)
                                                     ----------      ----------         ----------     ----------
Interest income........................................   142             71                380            242
Realized gains on sales of investment securities ......   123             12                459             64
                                                     ----------      ----------         ----------     ----------
Loss before income taxes...............................  (664)          (875)            (1,948)        (2,670)
Income tax expense.....................................   (30)           (32)               (90)           (94)
                                                     ---------       ----------         ----------     ----------
Net loss...............................................$ (694)         $(907)           $ (2,038)      $(2,764)
                                                     =========       ==========         ==========     ==========
Net loss per common share:

Net loss - basic.......................................$(0.01)        $(0.02)           $  (0.04)      $ (0.06)
Net loss - assuming dilution........................... (0.01)         (0.02)              (0.04)        (0.06)
                                                     =========       ==========         ==========     ==========
Weighted average common shares outstanding:

Basic..................................................46,234         46,159              46,222        46,190
                                                     ============    ==========         ==========     ==========
Diluted................................................46,234         46,159              46,222        46,190
                                                     ============    ==========         ==========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                            Third Quarter         Nine Months
                                                                           2004       2003     2004         2003
                                                                          ======      =====    =====        =====

Net loss..............................................................   $ (694)    $  (907)  $(2,038)    $(2,764)

Unrealized holding gains on investment securities
     available for sale, net of tax effect of $0......................       90         (29)      157          13
                                                                        --------    -------   --------    ---------

Comprehensive loss....................................................  $  (604)    $  (936)  $(1,881)    $(2,751)
                                                                        ========    =======   ========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                                           2004          2003
                                                                                           ====          ====
Cash flows from operating activities:
Net loss......................................................................           $(2,038)      $(2,764)
Adjustments to reconcile net loss to net cash used by operations:
    Depreciation and amortization.............................................               248           246
    Accretion of discount - investment securities.............................               (77)         (149)
     Realized gains on investment securities available for sale...............              (459)          (64)
Changes in other assets and liabilities:
    Accounts receivable.......................................................                20           107
    Other assets..............................................................              (145)         (166)
    Accounts payable and accrued liabilities..................................              (107)         (407)
    Other liabilities.........................................................             1,268         1,171
                                                                                         --------       --------
Net cash used by operating activities.........................................            (1,290)       (2,026)
                                                                                         --------       --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity........................            25,894        36,654
Purchases of investment securities - held to maturity.........................           (17,040)      (36,631)
Purchases of investment securities - available for sale.......................           (17,426)         (674)
Sales of investment securities - available for sale...........................            16,583           641
Building improvements.........................................................                 -           (38)
                                                                                         --------       --------
Net cash provided (used) by investing activities..............................             8,011           (48)
                                                                                         --------       --------
Cash flows from financing activities:
Stock options exercised.......................................................                17             -
Common stock repurchase.......................................................                 -           (38)
                                                                                        ---------       --------
Net cash provided (used) by financing activities..............................                17           (38)
                                                                                        ---------       --------
Net increase (decrease) in cash and cash equivalents..........................             6,738        (2,112)
Cash and cash equivalents at beginning of period..............................             2,785         4,918
                                                                                        ---------       --------
Cash and cash equivalents at end of period....................................            $9,523        $2,806
                                                                                        =========       ========
Supplemental cash flow disclosures:
Income taxes paid.............................................................              $121        $  124
                                                                                        =========       ========

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

Investment securities consist of the following:


                                             September 30, 2004                             December 31, 2003
                             ============================================     =========================================
                                              Cost or                                       Cost or
                              Carrying       Amortized        Fair           Carrying      Amortized           Fair
(in thousands)                   Value         Cost           Value            Value           Cost            Value
                                ======      ==========      =======           ======       =========           ======
Held to Maturity:
U.S. Treasury Bills maturing within
  one year ...............   $   8,552      $    8,552      $ 8,544          $ 17,329      $   17,329          $17,331

Available for Sale:
Equity Securities.........       3,228           2,992        3,228             1,774           1,690            1,774
                             -----------     -----------    ---------        ----------     -----------        ---------
                             $  11,780      $   11,544      $11,772          $ 19,103      $    19,019         $19,105
                             ===========    ============    =========        ==========    ============        =========

     The gross unrealized gains (losses) on investment securities, at September 30, 2004 and December 31, 2003 consist of the following:

(in thousands)                                                                                 2004          2003
                                                                                              =======       =======
Held to Maturity:.
Gross unrealized gains (losses)..................................................           $     (8)       $     2
                                                                                              =======       =======
Available for Sale:
Gross unrealized gains...........................................................           $    285        $    84
                                                                                              =======       =======

Gross unrealized losses..........................................................           $    (49)       $     -
                                                                                              =======       =======

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The realized gain on the sales of investment securities available for sale for the third quarter and nine months ended September 30, 2004, are as follows:

                                                                         Third Quarter              Nine Months
(in thousands)                                                         2004        2003          2004        2003
                                                                      ======      ======        ======      ======

Net sale proceeds................................................... $ 8,310      $  311       $ 16,583     $  641
Cost basis..........................................................  (8,187)       (299)       (16,124)      (577)
                                                                     -------      ------       --------     -------
Realized gains...................................................... $   123      $   12       $    459     $   64
                                                                     =======      ======       ========     =======

     During the nine months ended September 30, 2004 the Company purchased and sold a $7 million U.S. Treasury Note resulting in a gain of $89,000 which is included in realized gains on investment securities in the Consolidated Statement of Operations.

     During the third quarter ended September 30, 2004, the Company purchased and sold an $8.0 million U.S. Treasury Note, resulting in a gain of $24,000 which is included in realized gains on investment securities in the Consolidated Statement of Operations for the third quarter and nine months ended September 30, 2004.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Note 5 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $35 million and $34 million as of September 30, 2004 and December 31, 2003, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

     Based upon the Company's federal income tax returns as filed from 1993 to 2003 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at September 30, 2004, the Company has NOL carryforwards, aggregating approximately $35.6 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

(in thousands)                                          Third Quarter Ended                     Nine Months Ended
                                                        September 30, 2004                      September 30, 2004
                                                    ===========================             ============================
                                                    Unrealized      Accumulated             Unrealized        Accumulated
                                                 Gains (Losses)           Other           Gains(Losses)             Other
                                                 on Investment    Comprehensive          on Investment      Comprehensive
                                                    Securities           Income             Securities             Income
                                                 =============    =============          =============      =============

Balance beginning of period...................   $      146       $       146            $        84        $       84

Reclassification adjustment for gains
        realized in net loss..................          (91)              (91)                   (43)              (43)

Change during the period......................          181               181                    195               195
                                                 -------------    --------------         -------------      -------------
Balance end of period.........................   $      236       $       236            $       236        $      236
                                                 =============    ==============         =============      =============

(in thousands)                                          Third Quarter Ended                     Nine Months Ended
                                                        September 30, 2004                      September 30, 2004
                                                    ===========================             ============================
                                                    Unrealized      Accumulated             Unrealized        Accumulated
                                                 Gains (Losses)           Other           Gains(Losses)             Other
                                                 on Investment    Comprehensive          on Investment      Comprehensive
                                                    Securities           Income             Securities             Income
                                                 =============    =============          =============      =============

Balance beginning of period...................   $       64       $        64            $        22        $       22

Reclassification adjustment for gains
        realized in net loss..................          (20)              (20)                   (35)              (35)

Change during the period......................           (9)               (9)                    48                48
                                                 -------------    --------------         -------------      -------------
Balance end of period.........................   $       35       $        35            $        35        $       35
                                                 =============    ==============         =============      =============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 7 - Property Owned

     The Company owns two commercial office buildings in Greenwich, Connecticut that contain 14,500 and 38,000 square feet, respectively. The Company utilizes a small portion of the office space in the first building for its executive offices and leases the remaining square footage to unaffiliated third parties. The buildings and improvements are carried at cost, net of accumulated depreciation of $681,000 and $433,000 at September 30, 2004 and December 31, 2003, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $260,000 and $308,000 at September 30, 2004 and December 31, 2003, respectively, are included in other liabilities.

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

                                                                Third Quarter Ended                  Nine Months Ended
                                                    ------------------------------------     ---------------------------------
                                                      September 30,     September 30,           September 30,    September 30,
(in thousands, except per share data)                         2004              2003                    2004             2003
                                                            ======            ======                 =======          =======
Net loss:
As reported.......................................      $     (694)       $     (907)            $    (2,038)       $  (2,764)
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123.......             (19)              (26)                    (59)             (78)
                                                        ----------        ----------             -----------        ---------
Pro forma.........................................      $     (713)       $     (933)            $    (2,097)       $  (2,842)
                                                        ==========        ==========             ===========        =========
Net loss per common share:
Basic - as reported...............................      $    (0.01)       $    (0.02)            $     (0.04)       $   (0.06)
Basic - pro forma.................................           (0.01)            (0.02)                  (0.04)           (0.06)
Assuming dilution - as reported...................           (0.01)            (0.02)                  (0.04)           (0.06)
Assuming dilution - pro forma.....................           (0.01)            (0.02)                  (0.04)           (0.06)
                                                        ===========       ===========            ============       ==========

     Options to purchase 1,290,000 shares of common stock for the third quarter and nine months ended September 30, 2004, and 1,125,000 shares of common stock for the third quarter and nine months ended September 30, 2003, were excluded from the computation of diluted earnings per share because these options were antidilutive.

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

     Pension expense for the Supplemental Plan was as follows:

                                                                    Third Quarter Ended              Nine Months
Ended                                                  --------------------------------------- -------------------------------
                                                              September 30,     September 30,   September 30,   September 30,
(in thousands)                                                         2004              2003            2004            2003
                                                                ===========     =============   =============   =============
Service cost of current period................................  $       230     $         218   $         690     $       654
Interest cost on projected benefit obligation.................          172               161              516            483
Amortization of unrecognized losses...........................           39                51              117            153
                                                                -----------     -------------   --------------    -----------
                                                                $       441     $         430   $        1,323    $     1,290
                                                                ===========     =============   ==============    ===========

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $2,000 and $45,000 for the third quarter and nine months ended September 30, 2004 respectively and $0 and $36,000 for the third quarter and nine months ended September 30, 2003 respectively. All contributions are subject to maximum limitations contained in the Code.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item I, herein.

     FINANCIAL CONDITION

     The Company's assets at September 30, 2004, aggregated $40,960,000 consisting principally of cash and cash equivalents of $9,523,000 investment securities of $11,780,000 and real estate owned of $19,083,000. At September 30, 2004, the Company's liabilities aggregated $13,462,000. Total stockholders equity was $27,498,000.

     The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $10,616,000 at September 30, 2004 from $9,292,000 at December 31, 2003. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed.

     For the nine months ended September 30, 2004, cash of $1,290,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first nine months of 2004 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and to a lesser extent the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2004.

     A sale of investment securities took place at the end of the quarter ending September 30, 2004. The proceeds from the sale were not reinvested prior to September 30, 2004 and are included in cash and cash equivalents at September 30, 2004.

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

     The Company owns two commercial office buildings in Greenwich, Connecticut. One building is approximately 14,500 square feet and is leased to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices. The second building is approximately 38,000 square feet and is leased to unaffiliated third parties.

     The Company made no purchases of common stock pursuant to its common stock repurchase plan during the first nine months of 2004. There are no material commitments for capital expenditures as of September 30, 2004. Inflation has had no material impact on the business and operations of the Company.

     Results of Operations for the Third Quarter and Nine Months ended September 30, 2004 vs. the Third Quarter and Nine Months Ended September 30, 2003

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

     The Company recorded a net loss of $694,000 or $0.01 per share and $2,038,000 or $0.04 per share for the third quarter and nine months ended September 30, 2004, respectively compared with a net loss of $907,000 or $0.02 per share and $2,764,000 or $0.06 per share for the third quarter and nine months ended September 30, 2003, respectively.

     For the third quarter and nine months ended September 30, 2004 the Company earned rental income from real estate owned of $561,000 and $1,652,000 respectively, as compared to $615,000 and $1,846,000 for the third quarter and nine months ended September 30, 2003, respectively. The decrease in the 2004 period reflects decreased rental income as a result of office vacancies as of September, 2004.

     Compensation and benefits increased to $1,021,000 in the third quarter and $3,130,000 in the nine months ended September 30, 2004, respectively, compared with $982,000 and $3,036,000 in respective 2003 periods. The increases were principally the result of a higher level of benefits costs and accruals. Included in compensation and benefits is an accrual for the Supplemental Retirement Plan of $441,000 and $1,323,000 for the third quarter and nine month period ended September 30, 2004, respectively, compared to $430,000 and $1,290,000, respectively, for the same 2003 periods.

     Professional and outside services decreased to $213,000 and $505,000 in the third quarter and nine months ended September 30, 2004, compared to $270,000 and $912,000 in the respective 2003 periods. The decreases in the 2004 third quarter and nine month periods as compared to the respective 2003 periods is principally due to legal fees relating to the SDG litigation proceeding during 2003.

     Property operating and maintenance expenses were $117,000 and $344,000 for the third quarter and nine months ended September 30, 2004, respectively, compared to $158,000 and $397,000 in the respective 2003 periods. The lower expenses in 2004 compared to 2003 are due to the ongoing cost controls in building management. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the third quarter and nine months ended September 30, 2004, increased to $142,000 and $380,000, respectively from $71,000 and $242,000, in the respective 2003 periods. The increase is principally due to an increased yield on the investments, classified as investments available for sale.

     The income tax provisions of $30,000 and $90,000 for the third quarter and nine months ended September 30, 2004, respectively, and $32,000 and $94,000 for the third quarter and nine months ended September 30, 2003, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at September 30, 2004 and December 31, 2003 with maturity dates of less than one year consist of the following:


                                                         2004                              2003
                                                   =================                =================
                                                   Carrying     Fair                Carrying     Fair
                                                      Value    Value                  Value     Value
(in thousands)                                     --------  -------                --------    -----

U.S. Treasury Bills.........................       $  8,552  $ 8,544                $ 17,329    $17,331
                                                   ========  =======                ========    =======

Weighted average interest rate..............          0.97%                            0.94%
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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting during the quarter ended September 30, 2004.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. On August 31, 2004, the Court denied the Company's Motion to Dismiss the FDIC, but granted the Company's Motion to Define the Measure of Carteret's Contract Damages to the extent it requested the Court to consider the size and value of the FDIC's receivership deficit when calculating damages. The Court subsequently conducted a status conference on October 4, 2004, and ordered the Company to submit a proposed litigation time-line to the Court by October 22, 2004 which was timely submitted. The Court ordered the United States and the FDIC to respond to the Company's proposed litigation time-line by November 5, 2004 which was timely submitted, and scheduled a status conference for November 16, 2004. No assurance can be given regarding the ultimate outcome of the litigation. The Court of Claims decision in the Company's case, as well as other decisions in Winstar-related cases, are publicly available and may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

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


Date:  November 10, 2004