Form 10-K
period 2004-12-31
AMBASE CORP
filed 2005-03-30
CIK 20639

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT
        TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004
                              OR
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                               Title of each class

                         Common Stock ($0.01 par value)

                         Rights to Purchase Common Stock

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes_____ No X

     At February 28, 2005, there were 46,233,519 shares of registrant's Common Stock outstanding. At June 30, 2004 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.61 per share, was approximately $22 million. The Common Stock constitutes registrant's only outstanding class of security.

     Portions of the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

     The Exhibit Index is located in Part IV, Item 15, Page 35

     AmBase Corporation

     Annual Report on Form 10-K December 31, 2004

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

Item 6.       Selected Financial Data.............................................................................3

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............4

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.........................................10

Item 8.       Financial Statements and Supplementary Data........................................................11

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............33

Item 9A.      Controls and Procedures............................................................................33

Item 9B.      Other Information..................................................................................33

PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................33

Item 11.      Executive Compensation.............................................................................33

Item 12.      Security Ownership of Certain Beneficial Owners & Management.......................................34

Item 13.      Certain Relationships and Related Transactions.....................................................34

Item 14.      Principal Accountant Fees and Services.............................................................34

PART IV

Item 15.      Exhibits and Financial Statement Schedules.........................................................35


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

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company's main source of operating revenue is rental income received from real estate owned. The Company also earns non-operating revenue principally consisting of interest income earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Part II - Item 8 - Notes 9 and 10 to the Company's consolidated financial statements. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 5 employees at December 31, 2004.

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

     Set forth below is a list of executive officers of the Company at December 31, 2004:

Name                                    Age                            Title
====                                    ===                            ==========
Richard A. Bianco                        57                            Chairman, President and
                                                                       Chief Executive Officer


John P. Ferrara                          43                            Vice President, Chief Financial Officer
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

                                                       2004                                        2003
                                               ======================                     =======================
                                               High               Low                     High                Low
                                               ====               ===                     ====                ===
First Quarter.......................       $    0.83          $   0.62                 $    0.90          $   0.70
Second Quarter......................            0.80              0.60                      0.90              0.71
Third Quarter.......................            0.99              0.55                      1.11              0.68
Fourth Quarter......................            1.00              0.77                      0.85              0.64

     As of February 28, 2005, there were approximately 15,000 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 2004 or 2003. The Company does not intend to declare or pay dividends in the foreseeable future.

     For information concerning the Company's stockholder rights plan and common stock repurchase plan, see Part II - Item 8 - Note 5 to the Company's consolidated financial statements.


     ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Part II - Item 8 of this Form 10-K.

                                               Years ended December 31
                                          ==================================

(in thousands, except per  share  data)
                                        2004   2003   2002(a)  2001(b)   2000
                                        ====   ====   ======   =======   ====
Operating  revenue....................$2,229  $2,578  $  477   $  179    $  -
Interest income.......................   505     334     705    2,099    2,795
Net income (loss).....................(3,351) (3,559) (5,133)  62,110    5,174
                                      ======  =======  ======  ======    =====
Net income(loss)per common share
Basic.................................$(0.07) $(0.08) $(0.11)  $ 1.34    $0.11
Assuming dilution..................... (0.07)  (0.08)  (0.11)    1.34     0.11
                                       ======  ======  ======  ======    =====
Dividends  ...........................     -       -       -        -        -
                                       ======  ======  ======  ======    ======
Total assets.........................$40,860  $41,668 $43,656 $50,445   $53,102
Total stockholders' equity  (deficit) 25,574   29,367  32,902  38,013   (24,097)
                                      ======   ======  ======  ======    ======

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

     Financial Condition and Liquidity

     The Company's assets at December 31, 2004, aggregated $40,860,000, consisting principally of cash and cash equivalents of $10,124,000, investment securities of $10,702,000 and real estate owned of $19,001,000. At December 31, 2004, the Company's liabilities aggregated $15,286,000. Total stockholders equity was $25,574,000.

     The liability for the supplemental retirement plan (the" Supplemental Plan"), which is accrued but not funded, increased to $11,594,000 at December 31, 2004 from $9,292,000 at December 31, 2003. The Supplemental Plan liability reflects the actuarially determined Accrued Pension Costs in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The increased liability is the result of an additional year of accrued service, interest cost on the liability, and the recognition of a minimum pension liability adjustment as a result of the use of an updated mortality table. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed.

     The Company expects to pay approximately $1.8 million of previously incurred legal fees and other expenses relating to the Company's defense of a withholding obligation issue with the Internal Revenue Service ("IRS") which was successfully concluded in October 2001. The Company expects to pay this outstanding balance shortly. The Company had previously accrued $1.3 million of the costs which were reflected in other liabilities in prior period financial statements; an additional $0.5 million was recorded as an expense in December 2004. The Company is currently exploring all legal options to seek recovery of this amount the Company paid, plus other related costs.

     For the year ended December 31, 2004, cash of $1,896,000 was used by operations, including the payment of operating expenses and prior year accruals, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for 2004 were principally satisfied by rental income and investment earnings received on investment securities and cash equivalents and to a lesser extent, the Company's financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2005.

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

     Real estate owned consists of two commercial office buildings in Greenwich, Connecticut which the Company owns and manages. One building is approximately 14,500 square feet, is substantially leased to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices. The other building is approximately 38,000 square feet and is leased to unaffiliated third parties.

     The Company did not repurchase any shares of common stock during 2004 pursuant to its common stock repurchase plan. There are no additional material commitments for capital expenditures as of December 31, 2004. Inflation has had no material impact on the business and operations of the Company.

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

     Results of Operations

     Summarized financial information for the operations of the Company for the years ended December 31 is as follows:

(in thousands)                                                              2004             2003              2002
                                                                           =====            =====             =====
Revenues:
Rental income.................................................         $   2,229        $   2,578         $     477
                                                                        --------         --------          --------
Operating expenses:
Compensation and benefits.....................................             4,150            3,852             3,515
Professional and outside services.............................             1,469            1,476             1,641
Property operating & maintenance..............................               459              491               130
Depreciation .................................................               330              329                74
Insurance.....................................................               107              100                73
Other operating...............................................               197              188               161
                                                                        --------         --------          --------
                                                                           6,712            6,436             5,594
                                                                        --------         --------          --------
Operating loss................................................            (4,483)          (3,858)           (5,117)
                                                                        --------         --------          --------
Interest income...............................................               505              334               705
Realized gains on sales of investment securities
    available for sale .......................................               747               64                 -
Other income..................................................                 -               26               215
Other income - termination of postretirement welfare plans....                 -                -               788
Write down of investments.....................................                 -                -            (1,600)
                                                                        --------         --------          --------
Loss before income taxes......................................            (3,231)          (3,434)           (5,009)
Income tax expense............................................              (120)            (125)             (124)
                                                                        --------         --------          --------
Net loss......................................................          $ (3,351)        $ (3,559)        $  (5,133)
                                                                        ========         ========          =========

     The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of interest income on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2005 will be met principally by rental income, the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, and the Company's current financial resources.

     For the year ended December 31, 2004, the Company recorded a net loss of $3,351,000 or $0.07 per share.

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

     Rental income was $2,229,000 in 2004 compared to $2,578,000 in 2003, and $477,000 in 2002. The decreased amount of $2,229,000 in 2004, compared to $2,578,000 in 2003, is principally the result of a decrease in deferred rental income in 2004 compared to 2003 relating to rental revenues recognized on a straight line basis over the life of a lease versus actual rental income received and office vacancies during a portion of 2004. The increased amounts of $2,578,000 in 2003, compared to $477,000 in 2002, is the result of the 2002 period only reflected one months rental income for the 38,000 square foot commercial office building purchased in December 2002.

     Compensation and benefits were $4,150,000 in 2004, $3,852,000 in 2003, and $3,515,000 in 2002. The increased amount in 2004 compared to 2003 is principally due to an increase in supplemental retirement plan accruals and an increase in the salary and benefits costs. The increase in 2003 compared to 2002 is primarily due to an increase in supplemental retirement plan accruals.

     Professional and outside services decreased slightly to $1,469,000 in 2004 from $1,476,000 in 2003. The 2004 period includes an additional accrual of approximately $0.5 million of fees relating to the costs associated with a withholding obligation issue with the IRS as further discussed in Financial Condition and Liquidity, herein. Excluding this additional expense, professional and outside services would have decreased by $503,000 for the year 2004 compared with the year 2003 primarily due to an overall decrease in legal expenses incurred during 2004 as a result of a lower level of legal fees relating to the Supervisory Goodwill litigation and the resolution of legal proceedings which were pending during 2003. In 2003, legal fees decreased by $165,000 to $1,476,000, from $1,641,000 in 2002 as a result of legal fees incurred in 2002 relating to the Zurich arbitration proceedings which were not incurred in 2003, partially offset by increased legal fees incurred for the Supervisory Goodwill litigation as a result of a court decision and subsequent court filings during 2003.

     Property operating and maintenance expenses were $459,000 in 2004, $491,000 in 2003, and $130,000 in 2002. The slight decrease in 2004 compared to 2003 is due to decreased utilities, security and other maintenance costs. The 2004 and 2003 period includes expenses relating to both of the Company's owned commercial office buildings for a full year. The 2002 period includes expenses relating to a 14,500 square foot building for a full year, plus expenses for a 38,000 square foot building for December 2002 only. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest  income was  $505,000 in 2004,  $334,000 in 2003,  and $705,000 in
2002. The increase in 2004 compared to 2003 is principally due to increased investment return from higher yielding investments classified as investments available for sale. The decrease in 2003 compared to the 2002 period, was primarily attributable to a lower average level of investment securities held as a result of the building purchased in December 2002, and to a lesser extent, a lower yield on cash equivalents and investment securities. Interest rates on investments in treasury bills decreased throughout 2003 compared to 2002. These decreases were partially offset by interest income received on higher yielding investment securities available for sale. During 2003 interest rates on investments in treasury bills ranged from approximately 1.4% down to 0.9% compared to approximately 1.9% down to 1.2% in 2002.

     During 2004, realized gains on sales of investment securities available for sale were $747,000 compared to $64,000 during 2003. The increase is the result of a higher level of investment securities available for sale and realization of gains on sales due to market appreciation.

     In the year ended December 31, 2003, other income represents a federal income tax refund for the tax year 1996. Other income of $215,000 in 2002 is principally attributable to the collection on an investment previously written off.

     In 2002, additional other income of $788,000 is the result of the full termination of the retiree medical and life insurance plans in accordance with generally accepted accounting principles. The Company has no future liability for any of these medical or life insurance plans. The Company and its
subsidiaries  do  not  provide   postretirement   welfare  benefits  to  current
employees.

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

     The 2004,  2003, and 2002 income tax  provisions of $120,000,  $125,000 and
$124,000, respectively, are principally attributable to state and local taxes.

     A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

     From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, or make oral statements that constitute forward-looking statements. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) changes in occupancy rates or real estate values, (v) changes in regulatory requirements which could affect the cost of doing business, (vi) general economic conditions, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) changes in federal and state tax laws, and (ix) risks arising from unfavorable decisions in the Company's current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

     Tabular Disclosure of Contractual Obligations

                                                               Payment Due By Period
                                            ======================================================
(in thousand)
                                                             Less Than    One to Three   Three to Five    More than
                                                 Total        One Year        Years          Years        Five Years
                                                -------     -----------   -------------  --------------   ----------

Operating leases................................$   26        $      9    $         17   $           -    $        -
                                                -------       --------    ------------   -------------    ----------

Total obligations.............................. $   26        $      9    $         17   $           -    $        -
                                                =======       ========    ============   =============    ==========

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

     Supplemental   Retirement  Plan:  Our  supplemental  retirement  plan  (the
"Supplemental Plan") accrued liability and benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, and projected future earnings, which are updated on an annual basis at the beginning of each year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Material changes in our accrued Supplemental Plan liability and annual costs may occur in the future due to changes in assumptions or experience different than that assumed. The Supplemental Plan liability is not funded and is net of unrecognized losses of $2,200,000.

     The key assumptions used in developing the 2004 Supplemental Plan benefit costs and accrued liability were a 5.75% discount rate, a "GAM-94" mortality table, a 6.0% rate of compensation increase, and the amortization of unrecognized losses over the average remaining lives of active participants. These assumptions were consistent with prior year assumptions except that the discount rate was reduced by one-half of a percent due to current market conditions and an updated mortality table was utilized.

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

     Deferred Tax Assets: As of December 31, 2004, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $34 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.

     New Accounting Pronouncements - FASB Statement No. 123 (revised 2004), Share-Based Payment - In December 2004, the Financial Accounting Standards Board ("FASB") released its final revised standard entitled Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which will significantly change accounting practice with respect to employee stock options for both public and non-public companies.

     SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award of the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

     A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

     The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     Excess tax benefits will be recognized as an addition to paid-in capital and cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

     The notes to financial statements of public entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123R is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 2004 and 2003, with maturity dates of less than one year consist of the following:


                                                                          2004                     2003
(in thousands)                                              ==========================  ==========================
                                                            Carrying          Fair       Carrying          Fair
                                                               Value         Value         Value           Value
                                                            -----------    -----------  ------------    ----------

U.S. Treasury Bills.........................................$   8,590      $    8,586   $     17,329      $  17,331
                                                            ==========     ===========  ============      =========

Weighted average interest rate..............................     1.71%                          0.94%
                                                            ==========                  ============

     The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the year.

     The Company's portfolio of equity securities has exposure to equity price risk. Equity price risk is defined as the potential loss in fair value resulting from an adverse change in prices. The equity securities are primarily in the form of preferred stock in utility companies. The equity securities are held for an indefinite period and are carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholder's equity.

     The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market price as of the dates indicated below. The selected hypothetical changes are for illustrative purposes only and are not necessarily indicative of the best or worse case scenarios.

(in thousands)
                                                                         12/31/2004       12/31/2003
Equity Securities Available for Sale:                                    ==========       ==========

Fair value ...........................................................   $    2,112       $    1,774
                                                                         ==========       ==========
Hypothetical fair value at a 20% increase in market price.............   $    2,534       $    2,129
                                                                         ==========       ==========
Hypothetical fair value at a 20% decrease in market price.............   $    1,690       $    1,419
                                                                         ==========       ==========

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




     To the Board of Directors and Stockholders of AmBase Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries at December 31, 2004 and 2003, the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
New York, New York
March 29, 2005



                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years Ended December 31



(in thousands, except per share data)                                       2004             2003              2002
                                                                            ====             ====              ====
Revenues:
Rental income                                                           $  2,229        $   2,578           $   477
                                                                        --------         --------          --------

Operating expenses:
Compensation and benefits.....................................             4,150            3,852             3,515
Professional and outside services.............................             1,469            1,476             1,641
Property operating and maintenance ...........................               459              491               130
Depreciation .................................................               330              329                74
Insurance.....................................................               107              100                73
Other operating...............................................               197              188               161
                                                                        --------         --------          --------
                                                                           6,712            6,436             5,594
                                                                        --------         --------          --------
Operating loss................................................            (4,483)          (3,858)           (5,117)
                                                                        --------         --------          --------
Interest income...............................................               505              334               705
Realized gains of the sales of investment
    securities available for sale.............................               747               64                 -
Other income..................................................                 -               26               215
Other income - termination of postretirement welfare plans....                 -                -               788
Write down of investments.....................................                 -                -            (1,600)
                                                                        --------         --------          --------
Loss before income taxes......................................            (3,231)          (3,434)           (5,009)
Income tax expense ...........................................              (120)            (125)             (124)
                                                                        --------         --------          ---------
Net loss......................................................         $  (3,351)       $ (3,559)         $  (5,133)
                                                                       =========        =========         ==========
Net loss per common share:
Basic.........................................................         $   (0.07)       $  (0.08)         $   (0.11)
Assuming dilution ............................................             (0.07)          (0.08)             (0.11)
                                                                       =========        =========         ==========
Weighted average common shares outstanding:
Basic.........................................................            46,225           46,182            46,209
                                                                       =========        =========         =========
Assuming dilution.............................................            46,225           46,182            46,209
                                                                       =========        =========         =========

     The accompanying notes are an integral part of these consolidated financial statements.



                                                     AMBASE CORPORATION AND SUBSIDIARIES
                                                     Consolidated Balance Sheets
                                                             December 31



(in thousands, except for share amounts)                                                     2004              2003
                                                                                             ====              ====
Assets:
Cash and cash equivalents.......................................................        $  10,124        $    2,785
Investment securities:
    Held to maturity (market value $8,586 and $17,331, respectively)............            8,590            17,329
    Available for sale, carried at fair value...................................            2,112             1,774
                                                                                        ---------        ----------
Total investment securities.....................................................           10,702            19,103
                                                                                        ---------        ----------
Accounts receivable ............................................................                1                21
Real estate owned:
     Land.......................................................................            6,954             6,954
     Buildings..................................................................           12,810            12,810
                                                                                        ---------        ----------
                                                                                           19,764            19,764
     Less: accumulated depreciation ............................................             (763)             (433)
                                                                                        ---------        ----------
Real estate owned, net..........................................................           19,001            19,331
                                                                                        ---------        ----------
Other assets....................................................................            1,032               428
                                                                                        ---------        ----------
Total assets....................................................................        $  40,860        $   41,668
                                                                                        =========        ==========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities........................................        $   1,495        $    1,376
Supplemental retirement plan....................................................           11,594             9,292
Other liabilities...............................................................            2,197             1,633
                                                                                        ---------        ----------
Total liabilities...............................................................           15,286            12,301
                                                                                        ---------        ----------
Commitments and contingencies...................................................                -                 -
                                                                                        ---------        ----------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
   46,410,007 and 46,335,007issued, respectively)...............................              464               463
Paid-in capital.................................................................          547,956           547,940
Accumulated other comprehensive income..........................................             (375)               84
Accumulated deficit.............................................................         (521,786)         (518,435)
Treasury stock, at cost - 176,488 shares........................................             (685)             (685)
                                                                                        ---------        ----------
Total stockholders' equity......................................................           25,574            29,367
                                                                                        ---------        ----------
Total liabilities and stockholders' equity......................................        $  40,860        $   41,668
                                                                                        =========        ==========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity






                                                           Accumulated other
(in thousands)                  Common       Paid-in         comprehensive        Accumulated   Treasury
                                stock        capital         income (loss)          deficit       stock       Total
                                =======      ========        =============        ===========   =========     =====
December 31, 2001.............  $   463      $547,940       $          -        $   (509,743)   $    (647)  $38,013
Net loss......................        -             -                  -              (5,133)           -    (5,133)
Other comprehensive
      income .................        -             -                 22                   -            -        22
                                -------      --------       --------------      -------------   ----------  -------

December 31, 2002.............      463       547,940                 22            (514,876)        (647)   32,902
Net loss......................        -             -                                 (3,559)           -    (3,559)
Common stock repurchased              -             -                  -                   -          (38)      (38)
Other comprehensive
      income .................        -             -                 62                   -            -         62
                                ---------    --------       --------------      -------------   ----------  --------
December 31, 2003.............      463       547,940                 84            (518,435)        (685)    29,367

Net loss......................        -             -                                 (3,351)           -     (3,351)
Stock options exercised.......        1            16                  -                   -            -         17
Other comprehensive
      loss ...................        -             -                (459)                 -            -       (459)
                                ---------    --------       --------------      -------------   ----------  ---------
December 31, 2004.............  $   464      $547,956       $        (375)      $   (521,786)   $    (685)  $  25,574
                                =========    ========       ==============      =============   ==========  =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                             Years Ended December 31
                                 (in thousands)

                                                                                 2004            2003           2002
                                                                                ======          ======         ======
Net loss ...................................................................   $(3,351)        $ (3,559)      $(5,133)

Minimum pension liability adjustment, net of tax effect of $0...............      (412)               -             -

Unrealized holding gains on investment securities - available for sale, net of
       tax effect of $0.....................................................       (47)              62            22
                                                                               --------        --------       --------

Comprehensive loss..........................................................   $(3,810)        $ (3,497)      $(5,111)
                                                                               ========        ========       ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years Ended December 31



(in thousands)                                                                       2004             2003           2002
                                                                                     ====             ====           ====
Cash flows from operating activities:
Net loss.................................................................        $ (3,351)       $  (3,559)      $ (5,133)
Adjustments to reconcile net loss to net cash used
     by operating activities:
    Accretion of discount - investment securities........................            (115)            (198)          (631)
    Depreciation and amortization........................................             330              329             74
    Realized gains on investment securities available for sale...........            (747)             (64)             -
     Termination of postretirement welfare plans ........................               -                -           (788)
Changes in other assets and liabilities:
    Accounts receivable .................................................              20               88           (103)
    Write down of investments ...........................................               -                -          1,600
    Other assets.........................................................            (604)            (301)           (85)
    Accounts payable and accrued liabilities.............................             119             (187)        (1,704)
    Other liabilities....................................................           2,454            1,734            813
Other, net...............................................................              (2)               -             21
                                                                                 --------        ---------       --------
Net cash used by operating activities....................................          (1,896)          (2,158)        (5,936)
                                                                                 --------        ---------       --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity...................          25,894           50,001        128,715
Purchases of investment securities - held to maturity....................         (17,040)         (48,873)      (106,111)
Purchases of investment securities - available for sale..................         (17,426)          (1,668)          (599)
Sales of investment securities - available for sale......................          17,790              641              -
Building improvements....................................................               -              (38)             -
Purchase of real estate..................................................               -                -        (17,291)
Other, net...............................................................               -                -             10
                                                                                 --------        ---------       --------
Net cash provided by investing activities................................           9,218               63          4,724
                                                                                 --------        ---------       --------
Cash flows from financing activities:
Stock options exercised..................................................              17                -              -
Common stock repurchased.................................................               -              (38)             -
                                                                                 --------         --------       --------
Net cash provided (used) by financing activities.........................              17              (38)             -
                                                                                 --------         --------       --------
Net increase (decrease) in cash and cash equivalents.....................           7,339           (2,133)        (1,212)
Cash and cash equivalents at beginning of year...........................           2,785            4,918          6,130
                                                                                 --------         --------       --------
Cash and cash equivalents at end of year.................................        $ 10,124        $   2,785     $    4,918
                                                                                 ========        =========     ==========
Supplemental cash flow disclosure:
Income taxes paid........................................................        $    162        $     135     $      156
                                                                                 ========        =========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 1 - Organization

     AmBase Corporation (the "Company") is a holding company which, through a wholly owned subsidiary, owns two commercial office buildings in Greenwich, Connecticut and a 6.3% ownership interest in SDG, Inc. ("SDG"), a development stage pharmaceutical company. The Company previously owned an insurance company and a savings bank.

     In February 1991, the Company sold its ownership interest in The Home Insurance Company ("The Home") and its subsidiaries. On December 4, 1992, Carteret Savings Bank, FA ("Carteret") was placed in receivership by the Office of Thrift Supervision ("OTS").

     The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue principally consisting of interest earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Notes 9 and 10.

     Note 2 - Summary of Significant Accounting Policies

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP"). Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2004 presentation.

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

     Cash and cash equivalents:

     Highly  liquid  investments,   consisting  principally  of  funds  held  in
short-term money market accounts, are classified as cash equivalents with original maturities of less than three months.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had elected to recognize compensation cost for stock options based on the fair value at the date of grant for stock options, consistent with the method prescribed by Statement 123, net loss and net loss per share for the year ended December 31, would have been changed to the pro forma amounts indicated below.

(in thousands, except per share data)                                          2004                2003               2002
                                                                              =====               =====              =====
Net loss:
As reported...........................................................      $ (3,351)           $ (3,559)          $(5,133)
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123...........................           (79)               (104)             (216)
                                                                            ---------           ---------          --------
Pro forma.............................................................      $ (3,430)           $ (3,663)          $ (5,349)
                                                                            =========           =========          ========
Net loss per common share:
Basic - as reported...................................................      $   (0.07)         $   (0.08)          $  (0.11)
Basic - pro forma.....................................................          (0.07)             (0.08)             (0.11)
Assuming dilution - as reported.......................................          (0.07)             (0.08)             (0.11)
Assuming dilution - pro forma ........................................          (0.07)             (0.08)             (0.11)
                                                                            ==========         ==========          ========

     Deferred rent receivable and revenue recognition:

     The Company earns rental income under operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable and the balances of $505,000 and $363,000 as of December 31, 2004 and December 31, 2003, respectively are included in other assets on the Consolidated Balance Sheets. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease when earned and due from tenants.

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

     New Accounting Pronouncements:

     In December 2004, the Financial Accounting Standards Board ("FASB") released its final revised standard entitled Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"), which will significantly change accounting practice with respect to employee stock options for both public and non-public companies.

     SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award of the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

     A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

     The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

     Excess tax benefits will be recognized as an addition to paid-in capital and cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

     The notes to financial statements of public entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123R is effective for public entities as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combination" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, and addresses the initial recognition and measurement of goodwill and other intangible assets acquired. SFAS 142 requires that goodwill not be amortized but instead be measured for impairment. The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


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

     The adoption of SFAS 123R, SFAS 141, SFAS 142, FIN 45 and FIN 46 have not had a significant effect, individually or in the aggregate, on the Company's consolidated financial position or consolidated results of operations.

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

     Investment securities at December 31 consist of the following:

                                                2004                                             2003
                              ==========================================      =========================================
                                                Cost or                                          Cost or
                              Carrying        Amortized           Fair        Carrying         Amortized           Fair
(in thousands)                   Value             Cost          Value           Value              Cost          Value
                                ======         ========          =====          ======          ========          =====
Held to Maturity:
    U.S. Treasury Bills.......$  8,590          $ 8,590        $  8,586        $ 17,329          $ 17,329      $  17,331
Available for Sale:
     Equity Securities........   2,112            2,075           2,112           1,774             1,690          1,774
                              --------         --------          --------      --------          --------       --------
                             $  10,702         $  10,665       $ 10,698        $ 19,103          $ 19,019       $ 19,105
                             =========         =========       ==========      ========          ========       ========

     The gross unrealized gains (losses) on investment securities at December 31, consist of the following:

(in thousands)                                                                                 2004                2003
                                                                                               ====                ====
Held to Maturity:
Gross unrealized gains (losses).....................................................        $    (4)           $      2
                                                                                               ====                ====
Available for Sale:
Gross unrealized gains..............................................................        $    41            $     84
                                                                                               ====                ====
Gross unrealized losses.............................................................        $    (4)           $      -
                                                                                               ====                ====

     The realized gain on the sale of investment securities available for sale for the years ended December 31, 2004 and 2003, is as follows:

(in thousands)                                                                                 2004                2003
                                                                                               ====                ====
Net sale proceeds...................................................................        $17,790            $    641
Cost basis..........................................................................        (17,043)               (577)
                                                                                            ----------         ---------
Realized gain.......................................................................        $   747            $     64
                                                                                            ==========         =========

     During the second quarter ending June 30, 2004, the Company purchased and sold a $7 million U.S. Treasury Note resulting in a gain of $89,000 which is included in realized gains on investment securities in the 2004 Consolidated Statement of Operations.

     During the third quarter ended September 30, 2004, the Company purchased and sold an $8 million U.S. Treasury Note, resulting in a gain of $24,000 which is included in realized gains on investment securities in the 2004 Consolidated Statement of Operations.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     In 2002, in connection with the ongoing evaluation of its investments, the Company determined the value of its investments in SDG and AMDG, Inc. ("AMDG") had been other than temporarily impaired. Under GAAP, if an investment is other than temporarily impaired, the Company is required to reflect an adjustment in its Financial Statements. Accordingly, the Company recorded a write down, during 2002, of its investments in SDG and AMDG of $1,250,000 and $350,000, respectively. See Note 10 - Legal Proceedings - Litigation with SDG, Inc. for further information. The Company retains ownership of these investment securities consisting of convertible preferred stock and common stock in SDG and AMDG, which were purchased through private placements. These investments are carried at a written down value of $0 at December 31, 2004 and 2003.

     Note 4 - Earnings Per Share

     The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

(in thousands, except per share data)                                 2004                2003                  2002
                                                                     =====              ======                ======

Net loss......................................................  $   (3,351)         $  (3,559)              $(5,133)
                                                                     =====              ======                 =====

Weighted average common shares outstanding ...................      46,225              46,182                46,209

Effect of Dilutive Securities:
Assumed stock option exercise.................................           -                   -                     -
                                                                  --------           ---------             ---------
Weighted average common shares outstanding assuming dilution..      46,225              46,182                46,209
                                                                     =====               =====                 =====
Net loss per common share:
Basic.........................................................  $   (0.07)          $   (0.08)            $    (0.11)
Assuming dilution ............................................      (0.07)              (0.08)                 (0.11)
                                                                      =====              =====                  =====

     Options to purchase common stock of 1,245,000 shares in 2004, 1,125,000 shares in 2003 and 1,170,000 shares in 2002 were excluded from the computation of diluted earnings per share because these options were antidilutive.

     Note 5 - Stockholders' Equity

     Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

     Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                       2004              2003                  2002
                                                                  ==============    ==============        ==============
Balance at beginning of year..................................      46,158,519        46,208,519            46,208,519

Issuance of common shares.....................................          75,000                 -                     -

Common shares repurchased.....................................               -           (50,000)                    -
                                                                  --------------    --------------        ---------------
Balance at end of year........................................       46,233,519       46,158,519            46,208,519
                                                                   =============    ==============        ===============

     The Company issued 75,000 previously authorized common shares during February 2004, in connection with the exercise of an employee stock option at the exercise price of $0.21 per share.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     During June 2003, the Company repurchased 50,000 shares of common stock at a purchase price of $0.75 per share pursuant to its common stock repurchase plan.

     At December 31, 2004 and December 31, 2003, Common Stock balances exclude 176,488 treasury shares carried at an average cost of $3.88 per share, aggregating approximately $685,000. At December 31, 2002, Common Stock balances exclude 126,488 treasury shares carried at an average of $5.12 per share aggregating approximately $647,000.

     At December 31, 2004, there were 5,110,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

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

     Note 6 - Comprehensive Income (Loss)

     Comprehensive income (loss), for the year ended December 31 is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains on investment securities available for sale, and recognition of additional minimum pension liability as follows:

(in thousands)
                                               2004                                       2003
                               ===========================================   ===============================
                               Minimum         Unrealized   Accumulated      Unrealized       Accumulated
                               Pension         Gains on     Other            Gains on         Other
                               Liability       Investment   Comprehensive    Investment       Comprehensive
                               Adjustment      Securities   Income           Securities       Income
                               =========       =========    =============    ===========      ===============
Balance beginning of period....$       -       $      84    $          84    $        22      $            22
Reclassification adjustment for
  gains realized in net loss...        -            (432)            (432)           (35)                 (35)
Change during the period.......     (412)            385              (27)            97                   97
................................---------       -----------  -------------    -----------      ---------------
Balance end of period..........$    (412)      $      37    $        (375)   $        84      $            84
                               =========       ===========  =============    ===========      ===============

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

     Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)                                                              2004                2003               2002
                                                                            ====                ====               ====
Service cost of current period................................       $       948        $        870        $       756
Interest cost on projected benefit obligation.................               710                 646                549
Amortization of unrecognized losses...........................               232                 206                 82
                                                                     -----------        ------------        -----------
                                                                     $     1,890        $      1,722        $     1,387
                                                                     ===========        ============        ===========

     A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year is as follows:

(in thousands)                                                                               2004                  2003
                                                                                             ====                  ====
Projected benefit obligation at beginning of year...............................          $11,022             $   9,601
Service cost....................................................................              948                   869
Interest cost...................................................................              710                   646
Actuarial (gain) loss, including effect of change in assumptions................              702                   (56)
Benefits paid...................................................................                -                   (38)
                                                                                          --------            ----------
Projected benefit obligation at end of year.....................................          $13,382             $  11,022
                                                                                          ========            =========

     Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:

(dollars in thousands)                                                                       2004                  2003
                                                                                             ====                  ====
Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested...................................         $ 11,594              $  9,238
                                                                                         ========              ========
Projected benefit obligation for service rendered to date.......................         $ 13,382              $ 11,022
Unrecognized net loss...........................................................           (2,200)              (1,730)
Accumulated other comprehensive loss............................................              412                     -
                                                                                         --------              --------
Accrued pension costs...........................................................         $ 11,594              $  9,292
                                                                                         ========              ========
Major assumptions:
Discount rate...................................................................             5.75%                 6.25%
Rate of increase in future compensation.........................................              6.0%                  6.0%
                                                                                         ========              =========

     The Company's unfunded accumulated benefit obligation for the Supplemental Plan exceeded the accrued pension liability as of December 31, 2004. An additional minimum liability was established to increase the accrued pension liability to the accumulated benefit obligation at December 31, 2004. This additional minimum liability was recorded as a charge to other comprehensive loss in 2004.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)



     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $45,000, $36,000 and $24,000 in 2004, 2003 and
2002, respectively. All contributions are subject to maximum limitations contained in the Code.

     Note 8- Incentive Plans

     Under the Company's 1994 Senior Management Incentive Compensation Plan (the "1994 Plan"), any executive officer of the Company whose compensation is required to be reported to stockholders under the Securities Exchange Act of 1934 (the "Participants") and who is serving as such at any time during the fiscal year as to which an award is granted, may receive an award of a cash bonus ("Bonus"), in an amount determined by the Personnel Committee of the Company's Board of Directors (the "Committee") and payable from an annual bonus fund (the "Annual Bonus Pool"). The Committee may award Bonuses under the 1994 Plan to Participants not later than 120 days after the end of each fiscal year (the "Reference Year").

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

     Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company's Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2004.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

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

     During January 2005, the Board of Directors of the Company approved the award of incentive and non-qualified stock options to certain employees to acquire 240,000 shares of AmBase Common Stock at an exercise price of $0.81 per share, pursuant to the 1993 Plan.

     The Company's 1985 Stock Option Plan (the "1985 Plan"), provided for the granting of up to 2,000,000 shares of stock options for the purchase of up to 2,000,000 shares of Common Stock to salaried employees, through May 22, 1995. No additional stock options are outstanding or can be awarded under the 1985 Plan. In February 2004, a previously issued and outstanding stock option, under the 1985 Plan, for 75,000 common shares was exercised.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Incentive plan activity is summarized as follows:

                                                              1993 Stock                           1985 Stock
(shares in thousands)                                         Incentive Plan                       Option Plan
                                                       =========================          =============================
                                                                        Weighted                               Weighted
                                                        Shares           Average           Shares               Average
                                                         Under          Exercise            Under              Exercise
                                                        Option             Price           Option                 Price
                                                         =====           =======            =====              ========
Outstanding at December 31, 2001...................        395           $  1.49               75              $   0.21
Granted............................................        700              1.14                -                     -
                                                      --------           =======            ------             ========
Outstanding at December 31, 2002...................      1,095           $  1.27               75              $   0.21
Expired............................................        (45)             4.02                -                     -
                                                      --------           =======            ------             ========
Outstanding at December 31, 2003...................      1,050           $  1.15               75              $   0.21
 Expired...........................................        (45)             4.02                -                     -
 Granted...........................................        240              0.66                -                     -
 Exercised.........................................          -                 -              (75)                 0.21
                                                      --------           =======            ------             ========
Outstanding at December 31, 2004...................      1,245           $  1.00                -                     -
                                                      ========           =======            ======             ========
Options exercisable at:
     December 31, 2004.............................        753           $  1.04                -              $      -
       December 31, 2003...........................        614              1.14               75                  0.21
     December 31, 2002.............................        285              1.81               75                  0.21
                                                      ========           =======            ======             ========

     The following table summarizes information about the Company's stock options outstanding and exercisable under the 1985 Plan and 1993 Plan at December 31, 2004, as follows:

(shares in thousands)
                                            Outstanding Options                             Options Exercisable
                                      ===============================                  ================================
                                          Weighted
                                           Average
                                         Remaining           Weighted                                          Weighted
       Range of                        Contractual            Average                                           Average
       Exercise                               Life           Exercise                                          Exercise
         Prices         Shares          (in years)              Price                  Shares                     Price
         ======          =====            ========            =======                   =====                   =======
$0.60 to $0.66             460                   5               0.66                     220                      0.66
$0.95 to $1.05              60                   1               1.03                      60                      1.03
$1.09 to $1.19             700                   4               1.14                     448                      1.12
$2.56 to $3.65              25                   4               3.00                      25                      3.00
                      --------               =====              =====                --------                   =======
          Total          1,245                                                            753
                         =====                                                          =====

     The Company has adopted the disclosure only provisions of Statement 123, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, has been charged to earnings. The fair value of stock options granted by the Company in 2004 and 2002 used to compute pro forma net income (loss) and earnings per share disclosures is the estimated fair value at date of grant.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


     The Black-Scholes option pricing model was used to estimate the fair value of the options at grant date based on factors as follows:

                                    2004              2002
                                   ======            ======

Dividend yield..............           0%                0%
Volatility..................        0.46              0.56
Risk free interest rate.....         4.3%             5.04%
Expected life in years......           6               5-6
Weighted average fair
  value at grant date.......       $0.32             $0.59
                                   ======            ======

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

     Note 9 - Income Taxes

     The components of income tax expense for the years ended December 31 are as follows:

(in thousands)                                                              2004                2003               2002
                                                                            ====                ====               ====
Income tax expense - current state and local..................          $   (120)           $   (125)           $  (124)
                                                                            ====                ====               ====

     The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 2004, 2003 and 2002, and the provision for income taxes for the years ended December 31 follows:

(in thousands)                                                              2004                2003               2002
                                                                            ====                ====               ====

Loss before income taxes........................................       $  (3,231)           $ (3,434)           $(5,009)
                                                                       =========            ========            =======

Tax (expense) benefit:
Tax at statutory federal rate...................................       $   1,131            $  1,202            $ 1,753
Accounting loss benefit not recognized..........................          (1,131)             (1,202)            (1,753)
State income taxes..............................................            (120)               (125)              (124)
                                                                       ---------            --------           --------
Income tax expense..............................................       $    (120)           $   (125)          $   (124)
                                                                       =========            ========           ========

     State income tax amounts for 2004, 2003 and 2002, respectively, primarily consist of a minimum tax on capital to the state of Connecticut.

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

     The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB of which $158 million are still available for future use. Based on the Company's filing of the 1992 Amended Return , approximately $56 million of NOL carryforwards are generated for tax year 1992 which expire in 2007, with the remaining approximately $102 million of NOL carryforwards to be generated, expiring no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below. The Company can give no assurances with regard to the 1992 Amended Return or amended returns for subsequent years, or the final amount or expiration of NOL carryforwards ultimately generated from the Company's tax basis in Carteret.

     In March 2000, the Company filed several carryback claims and amendments to previously filed carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS Appeals officials completed their review of the Carryback Claims, and disallowed them. The Company is currently considering whether to file suit for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. Even if the Company files suit, the Company can give no assurances as to the final amount of refunds, if any, or when they might be received.

     Based upon the Company's federal income tax returns as filed from 1993 to 2003 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at December 31, 2004, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

2008          $1,300,000
2009           6,900,000
2010           5,300,000
2012           1,100,000
2018           5,400,000
2019           4,000,000
2020           2,600,000
2021           4,000,000
2022           3,200,000
2023           1,800,000
             -----------
             $35,600,000
             ===========

                       AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

     The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the IRS. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards ("AMT Credits"), which are not subject to expiration. Based on the filing of the Carryback Claims, as further discussed above, the Company would seek to realize approximately $8 million of the $21 million of AMT Credits.

     The Company has calculated a net deferred tax asset of $34 million as of December 31, 2004 and 2003, respectively, arising primarily from NOL's and alternative minimum tax credits (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

     Note 10 - Legal Proceedings

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     (a) Litigation with SDG, Inc. In September 2000, the Company filed a lawsuit in the United States District Court for the District of Connecticut (Case No. 3:00CV1694 (DJS)) (the "Court") against SDG Inc. ("SDG"), and certain of its officers and directors to pursue various claims against such parties, including, but not limited to, the claims that SDG failed to honor a binding contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and its subsidiaries and affiliates. SDG filed various counterclaims which the Company believes are without merit. A trial in this matter was completed during May 2003, and all parties submitted post trial briefs during August 2003. The Court has not yet made a ruling. The Company will continue to monitor the status of SDG and its subsidiary, AMDG, Inc., and vigorously pursue the matter.

     (b) Supervisory Goodwill Litigation. During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims" or the "Court"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret Savings Bank ("Carteret"). Approximately 120 other similar so-called "supervisory goodwill" cases, were commenced by other financial institutions and/or their shareholders, many are still pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "Consolidated Cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court (the "Supreme Court"). On July 1, 1996, the Supreme Court issued a decision in the Consolidated Cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the Consolidated Cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action.

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

                       AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

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

     On September 17, 2003, the Company filed a Motion to Dismiss The FDIC and to Define The Appropriate Measure of Carteret's Contract Damages. On September 30, 2003, the FDIC, as plaintiff-intervenor in the case, and the United States, as defendant in the case, each filed a separate response to the Company's motion. The Company argued in its motion that because Carteret would not have been seized but for the Government's breach of contract, no receivership deficit would have been incurred. Accordingly, the Company argued that Carteret should be entitled to recover contract damages that include both: (i) the full amount of the receivership deficit, as an offset to the deficit and (ii) the full amount of the positive value it would have had but for the breach. Alternatively, the Company argued that, if Carteret is not entitled to recover both these amounts, or if any award must be offset by the amount of the receivership deficit, the Company should be entitled to demonstrate why the receivership deficit has been erroneously overstated. The Department of Justice responded with the theories that Carteret would have failed even if Supervisory Goodwill was counted. The FDIC, who is both the receiver for the estate of Carteret (and hence its legal advocate in court) as well as a creditor of the estate, took the position that the Court of Federal Claims has no jurisdiction to review the accuracy, validity, or amount of the Carteret receivership deficit reported by the FDIC. That receivership deficit consists of the FDIC's subrogated claim against the thrift, interest, taxes, and administrative expenses charged by the FDIC to the thrift. Because the receivership deficit continues to accrue interest, it grows on a daily basis. The FDIC has represented to the Court of Federal Claims that is does not expect to present any expert testimony articulating a theory of damages for Carteret that would exceed the current size of the receivership. While the failure to seek damages in excess of the receivership deficit has previously been held to be cause for dismissal for lack of standing, the FDIC has stated that it believes it still has standing in this case based upon the damage theories it expects the Company to present.

                       AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

     On October 1, 2003, the Court held a telephonic status conference pursuant to an order set forth in the August 25, 2003 opinion. Pursuant to that status conference, the Court ordered that through their additional briefing on the Company's Motion to Dismiss the FDIC and to define the appropriate measure of Carteret's contract damages (i.e., through the Company's reply brief and the surreply brief granted to the FDIC and the United States), the parties should address the question of, "whether the Court has the power to review the amount of the receivership deficit as administered by the FDIC." In an order dated October 16, 2003, the Court modified the briefing schedule such that the Company filed its reply brief as required on October 31, 2003, and the surreply brief of the FDIC and the United States were filed as required in November, 2003. The Court held oral argument on this issue on November 20, 2003. The Department of Justice and the FDIC filed briefs arguing that (1) the Court of Federal Claims had no authority to scrutinize the validity of the receivership deficit reported by the FDIC and (2) the Court should dismiss AmBase's remaining damages claims because they were allegedly waived. On August 31, 2004, the Court denied the Company's Motion to Dismiss the FDIC, but granted the Company's Motion to Define the Measure of Carteret's Contract Damages to the extent it requested the Court to consider the size and value of the FDIC's receivership deficit when calculating damages. The Court subsequently conducted a status conference on October 4, 2004, and ordered the Company to submit a proposed litigation time-line to the Court by October 22, 2004 which was timely submitted. The Court ordered the United States and the FDIC to respond to the Company's proposed litigation time-line by November 5, 2004 which was timely submitted. A status conference was held on January 11, 2005. On January 12, 2005, the Court ordered that pursuant to the Court's order from the bench, the Defendant's Motion for Reconsideration of the August 31, 2004 Ruling, and, in the Alternative, to
dismiss the Stockholder Derivative Claim and the Complaint-in-Intervention is denied. The Court further ordered that this matter be stayed for 30 days for the Defendant and/or Plaintiff-Intervenor to consider filing a Request for Certification for Interlocutory Appeal. The Court held a telephonic status conference on February 11, 2005 at which time the Court ordered that fact discovery was to resume on February 14, 2005 and would continue for at least three (3) months. The Court further scheduled a telephonic status conference to be held on Thursday, May 12, 2005 to discuss the need for further discovery.

     On January 12, 2005, Judge Smith denied the government's motion to dismiss the Company's remaining claims arising out of damages for breach of contract. On March 15, 2005, the United States Department of Justice and the FDIC each filed motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. The Company's filed its reply to these motions on March 29, 2005, and Judge Smith has scheduled oral argument on these motions for April 21, 2005. Because Judge Smith's ruling on the receivership deficit issue is not a final order, both Judge Smith and the Federal Circuit would have to agree to an appeal of that issue at this time. If an immediate appeal is not granted, expert discovery is likely to commence at the close of the current round of factual discovery. No assurance can be given regarding the ultimate outcome of the litigation.

     Both the Court of Federal Claims and the Court of Appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. Castle v. United States, 301F.3d 1328 (Fed. Cir.
2002); Bailey v. United States, 341 F. 3d 1342 (Fed. Cir 2003) petition for certiorari which was filed January 26, 2004. In April 2004, the Company filed an amicus brief in support of the petition for certiorari filed by Bailey. In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Claims decision in the Company's case, as well as other decisions in Winstar-related cases, are publicly available and may be relevant to the Supervisory Goodwill Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

                       AMBASE CORPORATION AND SUBSIDIAIRES
              Notes to Consolidated Financial Statement (continued)

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

     Note 12 - Property Owned

     The Company owns two commercial office buildings in Greenwich, Connecticut that contain 14,500 and 38,000 square feet, respectively. The Company utilizes a small portion of the office space in the first building for its executive offices and leases the remaining square footage to unaffiliated third parties. The buildings are carried at cost, net of accumulated depreciation of $763,000 and $433,000 at December 31, 2004 and 2003, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $305,000 and $308,000 at December 31, 2004 and 2003, respectively, are included in other liabilities.

     The property is leased to tenants under operating leases with varying terms. Future minimum rentals receivable from tenants under non-cancelable operating leases, excluding tenant reimbursements of operating expenses and real
estate  tax   escalations,   are   approximately   as   follows:

                                                                     December 31
                                                                     -----------
     2005 ..............................................             $ 2,069,000
     2006...............................................               1,838,000
     2007...............................................               1,619,000
     2008...............................................               1,115,000
     2009...............................................                 955,000

     Note 13 - Quarterly Financial Information (unaudited)

     Summarized quarterly financial information follows:

                                                First            Second            Third            Fourth         Full
(in thousands, except per share data)         Quarter           Quarter          Quarter           Quarter         Year
                                                =====             =====            =====             =====        =====
2004:
Revenues................................     $    535         $     556          $   561          $    577     $  2,229
Operating expenses......................        1,457             1,492            1,490             2,273        6,712
Operating loss..........................         (922)             (936)            (929)           (1,696)      (4,483)
Loss before income taxes................         (700)             (584)            (664)           (1,283)      (3,231)
Net loss................................         (730)             (614)            (694)           (1,313)      (3,351)
                                             ========         =========          =======          ========     ========
Net loss per common share:
Basic ..................................     $  (0.02)        $   (0.01)         $ (0.02)         $  (0.02)    $  (0.07)
Assuming dilution.......................        (0.02)            (0.01)           (0.02)            (0.02)       (0.07)
                                             ========         =========          =======          ========     ========
2003:
Revenues................................     $    614         $     617          $   615          $    732     $  2,578
Operating expenses......................        1,392             1,857            1,573             1,614        6,436
Operating loss..........................         (778)           (1,240)            (958)             (882)      (3,858)
Loss before income taxes................         (693)           (1,102)            (875)             (764)      (3,434)
Net loss................................         (724)           (1,133)            (907)             (795)      (3,559)
                                             ========         =========          =======          ========     ========
Net loss per common share:
Basic...................................     $  (0.02)        $   (0.02)           (0.02)            (0.02)       (0.08)
Assuming dilution.......................        (0.02)            (0.02)           (0.02)            (0.02)       (0.08)
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

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

     ITEM 9B. OTHER INFORMATION

     None.

     PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2005, under the captions "Proposal No. 1 - Election of Director" and "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2004 fiscal year.

     Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Senior Financial Officer and other senior officers. A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ending December 31, 2003.

     ITEM 11. EXECUTIVE COMPENSATION

     For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2005, under the captions "Executive Compensation" and "Employment Contracts", which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2004 fiscal year.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2004 as follows:

                         Shares to be issued          Weighted average
                         upon exercise of             exercise price of            Shares available for
                         outstanding options          outstanding options            future issuance
                         ===================          ===================          ====================
Equity Compensation
   Plans approved
   by stockholders               1,245,000            $             1.00                      3,755,000

Equity Compensation
   Plan not approved
   By stockholders                       -                             -                        110,000
                            --------------            -------------------          ----------------------
Total                            1,245,000            $             1.00                       3,865,000
                            ==============            ===================          ======================

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

     For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2005, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2004 fiscal year.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information concerning Principal Accountant Fees and Services is set forth by the Company under the heading "Proposal 3 - Appointment of Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2005, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2004 fiscal year.

     PART IV

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Documents filed as a part of this report:

1.   Index to Financial Statements:                                                                            Page

         AmBase Corporation and Subsidiaries:
              Report of Independent Registered Public Accounting Firm...........................................11
              Consolidated Statements of Operations.............................................................12
              Consolidated Balance Sheets.......................................................................13
              Consolidated Statements of Changes in Stockholders' Equity........................................14
              Consolidated Statements of Comprehensive Income (Loss) ...........................................14
              Consolidated Statements of Cash Flows.............................................................15
              Notes to Consolidated Financial Statements........................................................16

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

     4. Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996 and November 1,
2000), (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the Quarterly period ended September 30, 2000, respectively).

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

     10F. Assignment and Assumption Agreement dated as of August 30, 1985, between the Company and City Investing Company (incorporated by reference to Exhibit 28 to the Company's Current Report on Form 8-K dated September 12,
1985).

     10G. Employment Agreement dated as of June 1, 1991 between Richard A. Bianco and the Company, as amended December 30, 1992 (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1992), as amended February 24, 1997, (incorporated by reference to
Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 1996), as amended March 6, 2001, (incorporated by reference to
Exhibit 10G to the Company's Annual Report on Form 10-K for the year ended December 31, 2000), and as amended December 16, 2001, (incorporated by reference to Exhibit 10G to the Company's Annual Report on Form 10-K for the year ending December 31, 2001).

     14. AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ending December 31, 2003).

     21. Subsidiaries of the Registrant.

     23. Consent of Independent Registered Public Accounting Firm.

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

     AMBASE CORPORATION



/s/ RICHARD A.  BIANCO
Chairman,  President  and Chief  Executive  Officer
(Principal Executive Officer)
Date: March 30, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




/s/ RICHARD A. BIANCO                /s/ JOHN P. FERRARA
Chairman, President,                 Vice President, Chief Financial Officer
Chief Executive Officer & Director   & Controller
Date: March 30, 2005                (Principal Financial and Accounting Officer)
                                     Date: March 30, 2005





/s/ JOHN B. COSTELLO                 /s/ ROBERT E. LONG
Director                             Director
Date: March 30, 2005                 Date: March 30, 2005




/s/ MICHAEL L. QUINN
Director
Date: March 30, 2005


                       AMBASE CORPORATION AND SUBSIDIARIES
             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2004
                             (dollars in thousands)

COLUMN A        COLUMN B                          COLUMN C                       COLUMN D                 COLUMN E
-----------     ------------------    ---------------------------------     -------------------    ------------------------
                                                                            Cost Capitalized
                                                                            Subsequent to          Gross Amount at which Carried at
                                      Initial Cost to Company               Acquisition            the Close of the Period
                                      =======================               ================       ================================
                                                   Building &                                      Building &
Description          Encumbrances     Land       Improvements    Improvements       Land           Improvements      Total
===========          ===========     ======      ============    ============      ======          ============      ======
Office Building:
Greenwich, CT...  $           -      $  554      $      1,880    $         20      $  554          $      1,900      $2,454
Greenwich, CT...  $           -       6,400            10,892              18       6,400                10,910      17,310
                  --------------     -------     -------------   ------------      ------          ------------      --------
Total...........  $           -      $6,954      $      12,772   $         38      $6,954                12,810      $19,764
                  ==============     =======     =============   ============      ======          ============      ========

                                                                                             [Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A          COLUMN F           COLUMN G                                 COLUMN H                    COLUMN I
-----------       --------------     --------                               -------------          ---------------------------
                  Accumulated                                                                      Life on Which
Description       Depreciation       Date Constructed                       Date Acquired          Latest Income Statement
===========       ============       ================                       =============          ===========================
Office Building:
Greenwich, CT...  $         181      1970                                   Apr.-01                         39 years
Greenwich, CT...            583      1977                                   Dec.-02                         39 years
                  -------------      ================                       ============           ===========================
Total...........  $         764
                  =============

     [a] Reconciliation of total real estate carrying value is as follows:

                                              Year Ended               Year Ended                   Year Ended
                                            December 31, 2004        December 31, 2003            December 31, 2002
                                            =================        =================            =================
Balance at beginning of year..............  $          19,764        $          19,726            $           2,435
Improvements..............................                  -                       38                            -
Acquisitions..............................                  -                        -                       17,291
                                            ------------------       -----------------            -----------------
Balance at end of year..................... $          19,764        $          19,764            $          19,726
                                            ==================       =================            =================
Total cost for federal tax
purposes at end of each year..............  $          19,764        $          19,764            $          19,726
                                            ==================       =================            =================

     [b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year..............  $             433        $             104            $              42
Depreciation expense......................                330                      329                           62
                                            ------------------       -----------------            -----------------
Balance at end of year....................  $             763        $             433            $             104
                                            ==================       =================            =================

     DIRECTORS AND OFFICERS

     Board of  Directors
Richars A. Bianco          John B.  Costello          Robert E. Long
Chairman,  President and   Private  Investor          Managing Director
Chief  Executive Officer                              Goodwyn, Long & Black
                                                      AmBase Corporation

Michael Quinn
Private Investor

AmBase Officers
Richard A. Bianco                     John P. Ferrara
Chairman, President and               Vice President, Chief Financial Officer
Chief Executive Officer               and Controller

INVESTOR INFORMATION

Annual Meeting of Stockholders                                      Corporate Headquarters

 The 2005 Annual Meeting is currently  scheduled to be held          AmBase Corporation
 at 9:00 a.m. Eastern Time, on Friday, May 20, 2005, at:             100 Putnam Green, 3rd Floor
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

 Independent Registered Public Accountants                           Number of Stockholders

 PricewaterhouseCoopers LLP                                          As of February 28, 2005, there were
 PricewaterhouseCoopers Center                                       approximately 15,000 stockholders.
 300 Madison Avenue, 32nd Floor
 New York, NY  10017