Form 10-Q
period 2005-03-31
AMBASE CORP
filed 2005-05-12
CIK 20639

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


                [X]   Quarterly Report Pursuant to Section
                        13 or 15(d) of the Securities
                              Exchange Act of 1934


               For the quarterly period ended March 31, 2005

                                     or

           [   ]  Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                         Commission file number 1-7265


                            AMBASE CORPORATION


               Exact name of registrant as specified in its charter)







          Delaware                                         95-2962743

   (State of incorporation)                (I.R.S. Employer Identification No.)






                     100 PUTNAM GREEN, 3RD FLOOR
                    GREENWICH, CONNECTICUT 06830
       (Address of principal executive offices) Zip Code)

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


At March 31, 2005, there were 46,233,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2005

TABLE OF CONTENTS                                                          Page
                                                                         ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.............................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.............13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk......15

Item 4.      Controls and Procedures.........................................16

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...............................................17

Item 4.      Submission of Matters to a Vote of Security Holders.............17

Item 6.      Exhibits........................................................18

Signatures   ................................................................19



PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                     (in thousands, except for share amounts)





                                                                                        March 31,       December 31,
                                                                                           2005               2004
                                                                                     (unaudited)
                                                                                       ========          =========

Assets:
Cash and cash equivalents.........................................................    $   7,450            $10,124
Investment securities:
    Held to maturity (market value $8,633 and $8,586, respectively)...............        8,633              8,590
    Available for sale, carried at fair value ....................................        1,652              2,112
                                                                                       --------           --------
Total investment securities.......................................................       10,285             10,702
                                                                                       --------           --------
Accounts receivable...............................................................            -                  1
Real estate owned:
  Land............................................................................        6,954              6,954
  Buildings and improvements......................................................       12,810             12,810
                                                                                       --------           --------
                                                                                         19,764             19,764
  Less:  accumulated depreciation.................................................         (846)             (763)
                                                                                       --------           --------
Real estate owned, net............................................................       18,918             19,001
Other assets......................................................................          604              1,032
                                                                                       --------           --------
Total assets......................................................................   $   37,257         $   40,860
                                                                                          =====              =====
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      724         $    1,495
Supplemental retirement plan......................................................       12,115             11,594
Other liabilities.................................................................          350              2,197
                                                                                       --------           --------
Total liabilities.................................................................       13,189             15,286
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued)......             464                464
Paid-in capital...................................................................      547,956            547,956
Accumulated other comprehensive income............................................         (557)              (375)
Accumulated deficit...............................................................     (523,110)          (521,786)
Treasury stock, at cost - 176,488 shares..........................................         (685)              (685)
                                                                                       --------            --------
Total stockholders' equity........................................................       24,068              25,574
                                                                                       --------            --------

Total liabilities and stockholders' equity........................................   $   37,257         $   40,860
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

                                  AMBASE CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Operations
                                       Three Months Ended March 31
                                             (Unaudited)
                                (in thousands, except per share data)

                                                                                                                  Three Months
                                                                                                              2005             2004
                                                                                                              ====             ====

Revenues:
Rental income.................................................................................              $   573          $  535

Operating expenses:

Compensation and benefits.....................................................................                1,170           1,083
Professional and outside services.................... ........................................                  557             108
Property operating and maintenance ..........................................................                   131             113
Depreciation  ................................................................................                   83              83
Insurance.....................................................................................                   20              23
Other operating ..............................................................................                   51              47

                                                                                                          ----------     ----------
                                                                                                               2,012          1,457
                                                                                                          ----------     ----------

Operating loss ...............................................................................                (1,439)         (922)

                                                                                                           ----------    ----------

Interest income...............................................................................                   125            115

Realized gains on sales of investment securities ............................................                     20            107
                                                                                                          ----------     ----------

Loss before income taxes......................................................................                (1,294)         (700)
Income tax expense..............................................................................                 (30)          (30)

                                                                                                             --------       -------

Net loss.......................................................................................              $(1,324)        $(730)
                                                                                                              ======         ======

Net loss per common share:

Net loss - basic...............................................................................                $ (0.03)  $   (0.02)
Net loss - assuming dilution...................................................................                  (0.03)      (0.02)
                                                                                                                ======       ======
Weighted average common shares outstanding:

Basic..........................................................................................                  46,234      46,200
                                                                                                                =======       =====
Diluted........................................................................................                  46,234      46,200
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

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)


                                                                                                                     Three Months

                                                                                                                  2005         2004
                                                                                                                 =====        =====

Net loss..........................................................................................             $(1,324)      $(730)

Unrealized holding gains on investment securities
     available for sale, net of tax effect of $0..................................................                (182)          54
                                                                                                             ----------   ---------

Comprehensive loss................................................................................              $(1,506)     $(676)

                                                                                                                  ======      =====


The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)


                                                                                                                 2005          2004
                                                                                                                 ====          ====
Cash flows from operating activities:
Net loss.........................................................................                              $(1,324)      $(730)
 Adjustments to reconcile net loss to net cash used by
operations:

    Depreciation and amortization...............................................                                     83          82
    Accretion of discount - investment securities...............................                                   (43)        (31)
     Realized gains on investment securities available for sale.................                                   (20)        (18)
Changes in other assets and liabilities:
    Accounts receivable.........................................................                                     1           21
    Other assets                                                                                                   428         (35)
    Accounts payable and accrued liabilities....................................                                  (771)       (775)
    Other liabilities...........................................................                                (1,326)         409
Other, net......................................................................                                     2          (1)
                                                                                                              --------     --------
Net cash used by operating activities...........................................                                (2,970)     (1,078)
                                                                                                               --------     -------
Cash flows from investing activities:
Maturities of investment securities - held to maturity..........................                                 8,615       17,353
Purchases of investment securities - held to maturity...........................                                (8,615)     (8,499)
Purchases of investment securities - available for sale.........................                                  (252)     (1,830)
Sales of investment securities - available for sale.............................                                   548          367
                                                                                                               --------   ---------
Net cash provided by investing activities.......................................                                   296        7,391
                                                                                                               --------     -------
Cash flows from financing activities:
Stock options exercised.........................................................                                     -           17
                                                                                                               ---------     ------
Net cash provided by financing activities.......................................                                     -           17
                                                                                                               ---------    -------
Net increase (decrease) in cash and cash equivalents............................                                  (2,674)     6,330
Cash and cash equivalents at beginning of period................................                                  10,124      2,785
                                                                                                               ----------    ------
Cash and cash equivalents at end of period......................................                                  $7,450     $9,115
                                                                                                                   ======     =====
Supplemental cash flow disclosures:
Income taxes paid...............................................................                              $       38      $  35
                                                                                                                   ======     =====

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company's management expects that operating cash needs for the remainder of 2005 will be met principally by rental income received, the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents, and the Company's current financial resources.

Note 2 - Legal Proceedings

For a discussion of the Company's legal proceedings, including a discussion of the Company's Supervisory Goodwill litigation, see Part II - Item 1 - Legal Proceedings.

Note 3 - Cash and Cash Equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts with original maturities of less than three months, are classified as cash equivalents.

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

Investment securities consist of the following:

                                             March 31, 2005                                 December 31, 2004
                                 ===================================                      =======================

                                               Cost or                                               Cost or
                              Carrying       Amortized             Fair                Carrying      Amortized       Fair
(in thousands)                   Value            Cost            Value                 Value           Cost         Value
                                ======          ========         ======                 ======       ========       ======
Held to Maturity:
U.S. Treasury Bills......        $ 8,633         $ 8,633        $ 8,633              $   8,590       $  8,590      $ 8,586

Available for Sale:
Equity Securities.......           1,652           1,797          1,652                  2,112          2,075        2,112
                             -----------     -----------      ---------             -----------    ----------      --------
                               $  10,285      $   10,430        $10,285               $ 10,702   $     10,665     $ 10,698
                                  ======         =======         ======                =======         =======      ======

The gross unrealized gains (losses) on investment securities, at March 31, 2005 and December 31, 2004 consist of the following:

(in thousands)

                                                                                                 2005             2004
                                                                                               =======           ======
Held to Maturity:
Gross unrealized gains (losses)...........................................................    $      -        $     (4)
                                                                                               =======           ======
Available for Sale:
Gross unrealized gains.....................................................................   $      3        $      41
                                                                                               =======           ======

Gross unrealized losses...................................................................    $   (148)       $     (4)
                                                                                                =======          ======


                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The realized gain on the sales of investment securities available for sale for the three months ended March 31, 2005 and March 31, 2004, are as follows:

                                                             Three Months
(in thousands)                                             2005            2004
                                                         ======          ======

Net sale proceeds....................... ........         $ 548          $7,437
Cost basis.......................................          (528)        (7,330)
                                                       ---------        -------
Realized gain....................................           $20            $107
                                                         ======           =====

During the first quarter ended March 31, 2004, the Company purchased and sold a $7 million U.S. Treasury Note resulting in a gain of $89,000 which is included in realized gains on investment securities in the Consolidated Statement of Operations.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 5 - Income Taxes

The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $35 million and $34 million as of September 30, 2004 and December 31, 2003, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). At the present time, management has no basis to conclude that realization is more likely than not and a valuation allowance has been recorded against net deferred tax assets.

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

In March 2000, the Company filed several carryback claims and amendments to previously filed carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS Appeals Officials completed their review of the Carryback Claims, and disallowed them. The Company is currently considering whether to file suit for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. Even if the Company files suit, the Company can give no assurances as to the final amounts of refunds, if any, or when they might be received.

Based upon the Company's federal income tax returns as filed from 1993 to 2003 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at March 31, 2005, the Company has NOL carryforwards, aggregating approximately $36 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

Note 6 - Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition of additional minimum pension liability, as follows:

(in thousands)

                                             Three Months Ended                                   Three Months Ended
                                                March 31, 2005                                       March 31, 2004
                                   ====================================                      ==========================

                               Unrealized      Minimum             Accumulated                  Unrealized            Accumulated
                               Gains (Losses)  Pension             Other                        Gains on              Other
                               Investment      Liability           Comprehensive                Investment            Comprehensive
                               Securities      Adjustment          Income                       Securities            Income
                               =========       =========          ===========                   ==========            ==========
Balance beginning of period...  $      37      $     (412)           $      (375)                 $      84            $       84

Reclassification adjustment for
  gains realized in net loss....      (5)              -                     (5)                       (19)                  (19)

Change during the period.......      (177)             -                   (177)                        73                    73
                                -----------   -------------         -------------           ---------------            ------------
Balance end of period.......... $    (145)     $      (412)      $         (557)              $        138        $          138
                                  ========       =========           ===========                 =========             ===========


                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 7 - Property Owned

The Company owns two commercial office buildings in Greenwich, Connecticut that contain 14,500 and 38,000 square feet, respectively. The Company utilizes a small portion of the office space in the first building for its executive offices and leases the remaining square footage to unaffiliated third parties. The buildings and improvements are carried at cost, net of accumulated depreciation of $846,000 and $763,000 at March 31, 2005 and December 31, 2004, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $305,000 at March 31, 2005 and December 31, 2004, are included in other liabilities.

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

                                                                                                              Three Months Ended
                                                                                                       ----------------------------
                                                                                                           March 31,      March 31,
(in thousands, except per share data)                                                                         2005             2004
                                                                                                            =======         =======
Net loss:
As reported............................................................................                     $ (1,324)        $(730)
Deduct: pro forma stock based compensation expense for
    Stock options pursuant to Statement 123.............................................                        (31)           (19)
                                                                                                         -----------     ----------
Pro forma...............................................................................                    $(1,355)       $  (749)
                                                                                                              ======        =======
Net loss per common share:
Basic - as reported.....................................................................                     $(0.03)       $ (0.02)
Basic - pro forma.......................................................................                      (0.03)         (0.02)
Assuming dilution - as reported.........................................................                      (0.03)         (0.02)
Assuming dilution - pro forma...........................................................                      (0.03)         (0.02)
                                                                                                              =====          ======


Options to purchase 1,440,000 shares of common stock for the three months ended March 31, 2005, and 1,290,000 shares of common stock for the three months ended March 31, 2004, were excluded from the computation of diluted earnings per share because these options were antidilutive.

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

Pension expense for the Supplemental Plan was as follows:

                                                                                                 Three Months Ended
                                                                                          ------------------------------
                                                                                              March 31,         March 31,
(in thousands)                                                                                    2005             2004
                                                                                              ========            ======
Service cost of current period........................................................     $       257        $     230
Interest cost on projected benefit obligation.........................................             192              172
Amortization of unrecognized losses...................................................              72               39
                                                                                          --------------       -----------
                                                                                               $   521            $  441
                                                                                              ========            ======



The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of salary, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's salary eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the salary reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $45,000 for the three months ended March 31, 2005 and $40,000 for the three months ended March 31, 2004 respectively. All contributions are subject to maximum limitations contained in the Code.

New Accounting Pronouncements

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

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward-looking statements. The forward-looking statement may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in occupancy rates or real estate value; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item I, herein.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at March 31, 2005, aggregated $37,257,000 consisting principally of cash and cash equivalents of $7,450,000, investment securities of $10,285,000 and real estate owned of $18,918,000. At March 31, 2005, the
Company's liabilities aggregated $13,189,000. Total stockholders equity was $24,068,000.

The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $12,115,000 at March 31, 2005 from $11,594,000 at December 31, 2004. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting and interest cost on the liability. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed.

For the three months ended March 31, 2005, cash of $2,970,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first three months of 2005 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and to a lesser extent the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2005.

In March 2005, the Company paid $1,867,000 of previously incurred legal fees and other expenses relating to the Company's defense of a withholding obligation issue with the Internal Revenue Service ("IRS") which was successfully concluded in October 2001. The Company had previously accrued these costs which were reflected in other liabilities in prior period financial statements. The Company is currently exploring all legal options to seek recovery of this amount the Company paid, plus other related costs.

For the three months ended March 31, 2004, cash of $1,078,000 was used by operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of rental income, interest income, and investment earnings.

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

The Company made no purchases of common stock pursuant to its common stock repurchase plan during the first three months of 2005. There are no material commitments for capital expenditures as of March 31, 2005. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months ended March 31, 2005 vs.
  the Three Months Ended March 31, 2004

The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2005 will be met principally by rental income and the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, and the Company's current financial resources.

The Company recorded a net loss of 1,324,000 or $0.03 per share for three months ended March 31, 2005, compared with a net loss of $730,000 or $0.02 per share for three months ended March 31, 2004.

For the three months ended March 31, 2005, the Company earned rental income from real estate owned of $573,000 as compared to $535,000 for the three months ended March 31, 2004. The increase in the 2005 period principally reflects increased rental income received in 2005 as a result of the leasing of office space which was vacant in the respective 2004 period.


Compensation and benefits increased to $1,170,000 in the three months ended March 31, 2005, compared with $1,083,000 in the respective 2004 period. The increases were principally the result of a higher level of benefits costs and accruals. Included in compensation and benefits is an accrual for the Supplemental Retirement Plan of $521,000 for the three month period ended March 31, 2005, compared to $441,000 for the same 2004 period reflecting a decrease in discount rate assumptions and updated mortality tables.

Professional and outside services increased to $557,000 in the three months ended March 31, 2005, compared to $108,000 in the respective 2004 period. The increase in the 2005 three month period as compared to the respective 2004 period is principally due to increased legal fees relating to the Supervisory Goodwill litigation proceeding during 2005 and to a lesser extent, other corporate professional fees.


Property operating and maintenance expenses were $131,000 for the three months ended March 31, 2005, compared to $113,000 in the respective 2004 period. The increased expenses in 2005 compared to 2004 are generally due to increased cost of building repairs and maintenance. Property operating and maintenance expenses, have not been reduced by tenant reimbursements which are reflected as part of revenue.

Interest income in the three months ended March 31, 2005, increased to $125,000, from $115,000, in the respective 2004 period. The increase is principally due to an increased yield on the investments in treasury bills for the first quarter of 2005 compared with the comparable 2004 period.

For the first three months ended March 31, 2005, realized gains on sales of investment securities available for sale were $20,000 compared to $107,000 during the respective 2004 period. The 2004 period includes a gain of $89,000 from the sale of a U.S. Treasury Note.

The income tax provisions of $30,000 for the three months ended March 31, 2005, and the three months ended March 31, 2004, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at March 31, 2005 and December 31, 2004 with maturity dates of less than one year consist of the following:

                                                                   2005                                2004
                                                             =================                   =================

                                                           Carrying         Fair             Carrying           Fair
                                                            Value          Value               Value            Value
(in thousands)                                           -----------    --------           ----------        ---------

U.S. Treasury Bills.........................            $    8,633     $   8,633           $  8,590          $  8,586
                                                            ======        ======             ======             ======

Weighted average interest rate..............                 2.62%                            1.71%
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

The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase and 20% decrease in market price as of the dates indicated below. The selected hypothetical changes are for illustrative purposes only and are not necessarily indicative of the best or worse case scenarios.

(in thousands)                                                         March 31,       December 31,
                                                                            2005             2004
Equity Securities Available for Sale:                                 ==========       ==========

Fair value ................................................               $1,652           $2,112
                                                                         =======            =====
Hypothetical fair value at a 20% increase in market price..               $1,982           $2,534
                                                                         =======            =====
Hypothetical fair value at a 20% decrease in market price..               $1,322           $1,690
                                                                         =======            =====

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.


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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The information contained in Item 8 - Note 10 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.


The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation. In April 2005, Judge Smith heard oral argument on the United States Department of Justice and the FDIC motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. Because Judge Smith's ruling on the receivership deficit issue is not a final order, both Judge Smith and the Federal Circuit Court would have to agree to an appeal of that issue at this time. Following the April 2005 oral argument, Judge Smith entered an order, staying resolution of the motions to certify an interlocutory appeal pending the holding of a "show cause" hearing. Judge Smith indicated at the oral argument that the purpose of the show cause hearing was to allow the Company to outline the evidence and arguments it was prepared to offer in order to challenge the validity and size of the receivership deficit. Judge Smith directed the parties to attempt to reach agreement regarding a schedule for the completion of discovery on receivership deficit issues, and he directed the parties to submit to the Court such an agreed proposed discovery schedule, or, if the parties are unable to reach agreement, separate proposed schedules for discovery, in early May 2005. Judge Smith further encouraged the parties to discuss the procedures and schedule for the show cause hearing, and to provide the Court with a proposed order on such matters. Finally, Judge Smith indicated that the procedures and scheduling of the show cause hearing would be addressed at the telephonic status conference scheduled in May 2005. If an immediate appeal is not granted, expert discovery is likely to commence at the close of the current round of factual discovery. No assurance can be given regarding the ultimate outcome of the litigation.

The Court of Claims decisions in the Company's case, as well as other decisions in Winstar-related cases, are publicly available and may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
>

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


Date:  May 12, 2005