Form 10-Q
period 2005-06-30
AMBASE CORP
filed 2005-08-12
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X]            Quarterly Report Pursuant to Section
                              13 or 15(d) of the Securities
                                 Exchange Act of 1934


                  For the quarterly period ended June 30, 2005

                                       or

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

YES     X        NO
     -------         ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------------


     At August 9, 2005, there were 46,233,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2005

TABLE OF CONTENTS                                                                                              Page
                                                                                                              ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................15

Item 4.      Controls and Procedures.............................................................................16

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................17

Item 4.      Submission of Matters to a Vote of Security Holders.................................................18

Item 6.      Exhibits............................................................................................18

Signatures   ....................................................................................................19

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       (in thousands, except for share amounts)

                                                                                       June 30,       December 31,
                                                                                           2005               2004
                                                                                     (unaudited)
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   6,751            $10,124
Investment securities:
    Held to maturity (market value $8,690 and $8,586, respectively)...............        8,690              8,590
    Available for sale, carried at fair value ....................................        1,761              2,112
                                                                                       --------           --------
Total investment securities.......................................................       10,451             10,702
                                                                                       --------           --------
Accounts receivable...............................................................            4                  1
Real estate owned:
  Land............................................................................          554              6,954
  Buildings and improvements......................................................        1,900             12,810
                                                                                       --------           --------
                                                                                          2,454             19,764
  Less:  accumulated depreciation.................................................         (207)              (763)
                                                                                       --------           --------
Real estate owned, net............................................................        2,247             19,001
Real estate held for sale, net (see notes 6 and 7)................................       16,588                  -
Other assets......................................................................          654              1,032
                                                                                       --------           --------
Total assets......................................................................   $   36,695         $   40,860
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      821         $    1,495
Supplemental retirement plan......................................................       12,637             11,594
Other liabilities.................................................................          348              2,197
                                                                                       --------           --------
Total liabilities.................................................................        13,806            15,286
                                                                                       --------           --------
Commitments and contingencies.....................................................            -                  -
                                                                                       --------           --------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
46,233,519 outstanding)...........................................................          464                464
Paid-in capital...................................................................      547,956            547,956
Accumulated other comprehensive income............................................         (449)              (375)
Accumulated deficit...............................................................     (524,397)          (521,786)
Treasury stock, at cost - 176,488 shares..........................................         (685)              (685)
                                                                                       --------           --------
Total stockholders' equity........................................................       22,889             25,574
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   36,695         $   40,860
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                         Second Quarter                     Six Months
                                                                       2005           2004              2005          2004
                                                                       ====           ====              ====          ====

Revenues:
Rental income...............................................        $    43         $   48            $   86         $  90

Operating expenses:
Compensation and benefits...................................          1,105          1,026             2,275          2,109
Professional and outside services...........................            661            172             1,114            272
Property operating and maintenance .........................             42             21                70             48
Depreciation  ..............................................             12             12                25             25
Insurance...................................................             28             34                44             53
Other operating ............................................             36             46                86             91
                                                                    ----------      ---------         ---------      ---------
                                                                      1,884          1,311             3,614          2,598
                                                                    ----------      ---------         ---------      ---------
Operating loss .............................................         (1,841)        (1,263)           (3,528)        (2,508)
                                                                    ----------      ---------         ---------      ---------
Interest income.............................................            146            123               271            238
Realized gains on sales of investment securities............              -            229                20            336
                                                                    ----------      ---------         ---------      ---------
Loss from continuing operations before
     income taxes...........................................         (1,695)          (911)           (3,237)        (1,934)
Income tax expense..........................................            (30)           (30)              (60)           (60)
                                                                    ----------      ---------         ---------      ---------
Loss from continuing operations.............................         (1,725)          (941)           (3,297)        (1,994)
                                                                    ----------      ---------         ---------      ---------
Income from discontinued operations (see notes 6 and 7).....            345            327               686            650
                                                                    ----------      ---------         ---------      ---------
Net loss....................................................        $(1,380)         $(614)          $(2,611)       $(1,344)
                                                                    ==========      =========         =========      =========
Per share data:

Basic:
Loss from continuing operations.............................        $ (0.04)        $(0.02)          $ (0.07)       $ (0.04)
Income from discontinued operations.........................           0.01           0.01              0.01           0.01
                                                                    ---------       ---------         ---------     ----------
Net loss....................................................        $ (0.03)        $(0.01)          $ (0.06)       $ (0.03)
                                                                    =========       =========         =========     ==========
Assuming dilution:
Loss from continuing operations.............................        $ (0.04)        $(0.02)          $ (0.07)       $ (0.04)
Income from discontinued operations.........................           0.01           0.01              0.01           0.01
                                                                    ---------       ---------         ---------     ----------
Net loss....................................................        $ (0.03)        $(0.01)          $ (0.06)       $ (0.03)
                                                                    =========       =========         =========     ==========
Weighted average common shares outstanding:

Basic.......................................................         46,234         46,234            46,234         46,217
                                                                    =========       =========         =========     ==========
Diluted...................................................           46,234         46,234            46,234         46,217
                                                                    =========       =========         =========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Comprehensive Income (Loss)
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)

                                                                         Second Quarter            Six Months
                                                                          2005        2004     2005         2004
                                                                          ======      =====    =====        =====

Net loss..............................................................  $(1,380)   $  (614)   $(2,611)    $(1,344)

Unrealized holding gains (losses) on investment securities
     available for sale...............................................      108          8        (74)         62
                                                                        --------   --------   --------    ---------
Comprehensive loss....................................................  $(1,272)   $  (606)   $(2,685)    $(1,282)
                                                                        =======    ========   ========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)


                                                                                           2005          2004
                                                                                           ====          ====
Cash flows from operating activities:
Net loss.......................................................................          $(2,611)       $(1,344)
Adjustments to reconcile net loss to net cash used by operations:
    Depreciation and amortization..............................................              166            165
    Accretion of discount - investment securities..............................              (83)           (51)
     Realized gains on investment securities available for sale................              (20)          (336)
Changes in other assets and liabilities:
    Accounts receivable........................................................               (3)            (1)
    Other assets...............................................................              378           (171)
    Accounts payable and accrued liabilities...................................             (674)          (500)
    Other liabilities..........................................................             (806)           828
Other, net.....................................................................                2             (1)
                                                                                         --------        ---------
Net cash used by operating activities..........................................           (3,651)        (1,411)
                                                                                         --------        ---------
Cash flows from investing activities:
Maturities of investment securities - held to maturity.........................           17,283         17,353
Purchases of investment securities - held to maturity..........................          (17,301)        (8,499)
Purchases of investment securities - available for sale........................             (252)       (17,224)
Sales of investment securities - available for sale............................              548          8,273
                                                                                         --------        ---------
Net cash provided (used) by investing activities...............................              278            (97)
                                                                                         --------        ---------
Cash flows from financing activities:
Stock options exercised........................................................                -             17
                                                                                         --------        ---------
Net cash provided by financing activities......................................                -             17
                                                                                         --------        ---------
Net decrease in cash and cash equivalents......................................           (3,373)        (1,491)
Cash and cash equivalents at beginning of period...............................           10,124          2,785
                                                                                         --------        ---------
Cash and cash equivalents at end of period.....................................           $6,751         $1,294
                                                                                         ========        =========
Supplemental cash flow disclosures:
Income taxes paid..............................................................           $   87         $   86
                                                                                        ===========      =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

     The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

     See notes 6 and 7 below for a discussion of the Company's sale of a portion of the real estate owned, which has been reclassified as real estate held for sale in the accompanying Consolidated Balance Sheet as of June 30, 2005, and the results of operations have been retroactively reclassified as discontinued operations in the accompanying Consolidated Statement of Operations for the periods presented in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

     The Company's management expects that operating cash needs for the remainder of 2005 will be met principally by the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents, rental income received, and the Company's current financial resources.

Note 2 - Recent Accounting Pronouncements

     In October 2004, the Financial Accounting Standards board issued SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to categorize share-based payments as either liability or equity awards. For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled. Equity classified awards are measured at the fair value and are not remeasured. SFAS 123R will be effective for annual periods beginning January 1, 2006. Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS 123R. The Company believes that the implementation of this standard will not have a material effect on the Company's consolidated financial position or results of operations.

Note 3 - Legal Proceedings

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

     Investment securities consist of the following:

                                             June 30, 2005                                  December 31, 2004
                             =========================================        ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                              ========       =========       =======          ========      =========         ======
Held to Maturity:
U.S. Treasury Bills......     $ 8,690        $ 8,690        $  8,690          $   8,590       $  8,590      $   8,586

Available for Sale:
Equity Securities.........      1,761          1,798           1,761              2,112          2,075          2,112
                             ---------       ---------      ---------         -----------     ----------    -----------
                             $ 10,451        $10,488        $ 10,451          $  10,702       $ 10,665      $  10,698
                             =========       =========      =========         ===========     ==========    ===========

     The gross unrealized gains (losses) on investment securities, at June 30, 2005 and December 31, 2004 consist of the following:

(in thousands)                                                                       2005        2004
                                                                                     =====       =====
Held to Maturity:
Gross unrealized losses.......................................................       $   -       $ (4)
                                                                                     ======      ======
Available for Sale:
Gross unrealized gains........................................................       $  18       $ 41
                                                                                     ======      ======

Gross unrealized losses.......................................................       $ (55)      $ (4)
                                                                                     =======     ======

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The realized gain on the sales of investment securities available for sale for the second quarter and six months ended June 30, 2005 and June 30, 2004, are as follows:

                                                                         Second Quarter              Six Months
(in thousands)                                                         2005        2004          2005         2004
                                                                      =======     =====        ======       ======

Net sale proceeds...................................................  $    -     $   836      $    548      $ 8,273
Cost basis..........................................................       -        (607)         (528)      (7,937)
                                                                      -------    --------     --------      --------
Realized gains......................................................  $     -    $   229      $     20      $   336
                                                                      =======    ========     ========      ========

     During the six months ended June 30, 2004, the Company purchased and sold a $7 million U.S. Treasury Note resulting in a gain of $89,000 which is included in realized gains on investment securities in the Consolidated Statement of Operations.

Note 6 - Real Estate Owned

     As of June 30, 2005, the Company owned two commercial office buildings in Greenwich, Connecticut that contain 14,500 and 38,000 square feet, respectively. The Company utilizes a small portion of the office space in the first building for its executive offices, with the remaining square footage available for lease to unaffiliated third parties.

     The buildings and improvements are carried at cost, net of accumulated depreciation of $207,000 and $763,000 at June 30, 2005 and December 31, 2004, respectively. Depreciation expense is recorded on a straight-line basis over 39 years. Tenant security deposits of $305,000 at June 30, 2005 and December 31, 2004, are included in other liabilities.

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

     As further discussed in note 7 herein, in May 2005, the Company entered into an agreement to sell its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut ("Two Soundview"), originally purchased in December 2002, to Ceruzzi Holdings, LLC, an unaffiliated third party. As of June 30, 2005, the net carrying value of Two Soundview has been reclassified as real estate held for sale in the Company's Consolidated Balance Sheet. In accordance with the classification of Two Soundview as real estate held for sale, the results of operations relating to Two Soundview for the periods presented herein have been retroactively reclassified to discontinued operations in accordance with SFAS 144.

     In July 2005, the Company completed the sale of Two Soundview. The sale price was $28 million less normal real estate closing adjustments. A gain from the sale, of approximately $10 million, will be reflected in the Company's financial statements for the quarterly period ending September 30, 2005.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 7 - Real Estate Held for Sale, Net

     As more fully discussed in note 6, the net carrying value of Two Soundview has been reclassified as real estate held for sale as of June 30, 2005, and the results of operations for Two Soundview for the periods presented have been retroactively reclassified as discontinued operations. In July 2005, the Company completed the sale of Two Soundview. A gain from the sale, of approximately $10 million, will be reflected in the Company's financial statements for the quarterly period ending September 30, 2005.

     The net carrying value of real estate held for sale is as follows:

(in thousands)                                                       June 30, 2005
                                                                     =============

Land..........................................................         $   6,400
Building and improvements.....................................            10,910
                                                                       ---------
                                                                          17,310
Less:  accumulated depreciation...............................              (722)
                                                                       ---------
Carrying value, net...........................................         $  16,588
                                                                       =========

     Included in the Consolidated Balance Sheet at June 30, 2005, are other assets and other liabilities relating to real estate held for sale. Other assets includes $519,000 of deferred rental revenue resulting from the recognition of rental revenue on a straight-line basis over the terms of tenant leases versus contractual lease payment terms, and $38,000 of real estate commissions
previously  capitalized.   Other  liabilities  includes  $305,000  of  security
deposits held on behalf of tenants.

Income from discontinued operations is as follows:

                                                                   Second Quarter                     Six Months
                                                                 2005            2004            2005          2004
                                                                 ====            ====            ====          ====
(in thousands)

Revenues:
Rental income.................................................  $ 530         $  508          $  1,060       $ 1,001

Operating expenses:
Professional and outside services.............................     11             12                22            20
Property operating and maintenance ...........................     98             93               201           179
Depreciation..................................................     70             70               140           140
Insurance.....................................................      5              5                 9             9
Other operating...............................................      1              1                 2             3
                                                                ------        -------         ---------      ---------
Operating expenses............................................    185            181               374           351
                                                                ------        -------         ---------      ----------
Income from discontinued operations...........................  $ 345         $  327          $    686       $   650
                                                                ======        ======          =========      ==========

     No adjustment for income taxes has been reflected in the income from discontinued operations presented above as the Company has sufficient regular net operating loss ("NOL") carryforwards and alternative minimum tax carryforwards to offset the gain. The Company generated NOL's in all periods presented, however, ultimate utilization of such NOL's before their expiration is uncertain. Accordingly, the Company has reflected a full valuation allowance on such tax assets and has not reflected any net tax benefit.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 8 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $36 million and $34 million as of June 30, 2005 and December 31, 2004, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). At the present time, management has no basis to conclude that realization is more likely than not and a valuation allowance has been recorded against net deferred tax assets.

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

     Based upon the Company's federal income tax returns as filed from 1993 to 2003 (subject to IRS audit adjustments), and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at June 30, 2005, the Company has NOL carryforwards, aggregating approximately $36 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

     The Company expects to utilize approximately $10 million of NOL carryforwards and $10 million of AMT NOL carryforwards to fully offset any taxable income generated from the sale of Two Soundview as discussed in notes 6 and 7 herein.

Note 9 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition of additional minimum pension liability, as follows:

                                          Second Quarter Ended                         Six Months Ended
(in thousands)                               June 30, 2005                              June 30, 2005
                               ==========================================    =======================================
                               Unrealized      Minimum      Accumulated      Unrealized     Minimum      Accumulated
                               Gains (Losses)  Pension      Other            Gains on       Pension      Other
                               Investment      Liability    Comprehensive    Investment     Liability    Comprehensive
                               Securities      Adjustment   Income           Securities     Adjustment   Income
                               ===========     =========    ===========      ==========     ==========   ===========
Balance beginning of period....$    (145)      $   (412)    $     (557)      $      37      $    (412)   $     (375)

Reclassification adjustment for
  gains realized in net loss...        -              -              -              (5)             -            (5)

Change during the period.......      108              -            108             (69)             -           (69)
                               ---------       ---------    -----------      -----------    -----------  ------------
Balance end of period..........$     (37)      $   (412)    $     (449)      $     (37)     $    (412)   $     (449)
                               =========       =========    ===========      ===========    ===========  ===========

(in thousands)                                   Second Quarter Ended                Six Months Ended
                                                     June 30, 2004                     June 30, 2004
                                            =============================      ==============================
                                            Unrealized      Accumulated        Unrealized       Accumulated
                                            Gains (Losses)  Other              Gains (Losses)   Other
                                            on Investment   Comprehensive      on Investment    Comprehensive
                                            Securities      Income             Securities       Income
                                            ===========     ===========        =============    =============
Balance beginning of period............     $       138     $       138        $          84    $          84

Reclassification adjustment for gains
        realized in net loss...........             (52)            (52)                 (71)             (71)

Change during the period...............              60              60                  133              133
                                            -----------     -----------        -------------    -------------
Balance end of period..................     $       146     $       146        $         146    $         146
                                            ===========     ===========        =============    =============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 10 - Stock Based Compensation

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

                                                             Second Quarter Ended              Six Months Ended
                                                          --------------------------    ------------------------------
                                                          June 30,          June 30,    June 30,         June 30,
(in thousands, except per share data)                         2005              2004        2005             2004
                                                          ========          ========    ========         ========
Loss from continuing operations, as reported......        $ (1,725)         $  (941)    $ (3,297)        $ (1,994)
Income from discontinued operations, as reported..             345              327          686              650
                                                          --------          --------    ---------        ---------
Net loss, as reported.............................          (1,380)            (614)      (2,611)          (1,344)

Pro forma adjustments:
Deduct: pro forma stock based compensation expense for
  stock options pursuant to Statement 123.........             (32)             (20)         (63)             (39)
                                                          --------          --------    ---------        ---------
Net loss, pro forma...............................        $ (1,412)         $  (634)    $ (2,674)        $ (1,383)
                                                          ========          ========    =========        =========
Per share data:
Basic:
Loss from continuing operations, as reported......        $  (0.04)         $ (0.02)    $  (0.07)        $  (0.04)
Income from discontinued operations, as reported..            0.01             0.01         0.01             0.01
                                                          --------          --------    ---------        ---------
Net loss, as reported.............................        $  (0.03)         $ (0.01)    $  (0.06)        $  (0.03)
                                                          ========          ========    =========        =========
Net loss, pro forma..............................         $  (0.03)         $ (0.01)    $  (0.06)        $(0.03)
                                                          ========          ========    =========        =========
Assuming dilution:
Loss from continuing operations, as reported......        $  (0.04)         $ (0.02)    $  (0.07)        $  (0.04)
Income from discontinued operations, as reported..            0.01             0.01         0.01             0.01
                                                          --------          -------     ---------        ---------
Net loss, as reported.............................        $  (0.03)         $ (0.01)    $  (0.06)        $  (0.03)
                                                          ========          =======     =========        =========
Net loss, pro forma...............................        $  (0.03)         $ (0.01)    $  (0.06)        $  (0.03)
                                                          ========          =======     =========        =========

     Options to purchase 1,440,000 shares of common stock for the second quarter and six months ended June 30, 2005, and 1,290,000 shares of common stock for the second quarter and six months ended June 30, 2004, were excluded from the computation of diluted earnings per share because these options were antidilutive.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 11 - Pension and Savings Plans

     The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer of the Company is a participant. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

     Pension expense for the Supplemental Plan was as follows:

                                                                       Second Quarter Ended                  Six Months Ended
                                                                     -------------------------         --------------------------
                                                                     June 30,          June 30,        June 30,          June 30,
(in thousands)                                                           2005              2004            2005              2004
                                                                     ========          ========        ========          ========
Service cost of current period................................       $    258          $    230        $    515          $    460
Interest cost on projected benefit obligation.................            192               172             384               344
Amortization of unrecognized losses...........................             72                39             144                79
                                                                     --------          --------        --------          --------
                                                                     $    522          $    441        $  1,043          $    883
                                                                     ========          ========        ========          ========

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's compensation eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $3,000 and $48,000 for the second quarter and six months ended June 30, 2005, respectively and $3,000 and $43,000 for the second quarter and six months ended June 30, 2004 respectively. All contributions are subject to maximum limitations contained in the Code.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may publish "Forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward-looking statements.  The  forward-looking  statements  may  relate  to such  matters  as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in occupancy rates or real estate value; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein. As a result of the previously announced sale of the Company's 38,000 square foot office building at Two Soundview Drive in Greenwich, CT ("Two Soundview"), the net carrying value of Two Soundview has been reclassified as real estate held for sale in the accompanying Consolidated Balance Sheet as of June 30, 2005 and Consolidated Statements of Operations for the periods presented have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations. See Part I - Item 1 - notes 6 and 7 for additional information concerning the sale of Two Soundview in July 2005.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at June 30, 2005, aggregated $36,695,000 consisting principally of cash and cash equivalents of $6,751,000, investment securities of $10,451,000 and real estate owned of $18,835,000. At June 30, 2005, the
Company's liabilities aggregated $13,806,000. Total stockholders equity was $22,889,000.

     The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $12,637,000 at June 30, 2005 from $11,594,000 at December 31, 2004. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting, interest cost on the liability and utilization of an updated mortality table. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed. See
Part I - Item 1, note 11 for a further discussion of the Supplemental Plan.

     At June 30, 2005, the Company's accrual for its Supplemental Plan was $12.6 million. The Personnel Committee of the Company is continuing to review the Supplemental Plan and the Company's related liability. In connection with this review, the Company is considering various options, including termination and/or curtailment of the Supplemental Plan. If the Supplemental Plan was terminated, curtailed and/or paid out in a lump sum during 2005, the Company may increase its accrual for the Supplemental Plan by a one-time charge of approximately $3.0 million, subject to the accounting rules relevant to the transaction, thereby increasing the Company's Supplemental Plan liability and decreasing the Company's stockholder's equity. The potential termination, curtailment and/or lump sum payment of the Supplemental Plan has not been reflected in the financial statements presented herein, as such transaction is still under review and has not been approved. If the transaction was completed, the aggregate accrual for the Supplemental Plan would be approximately $15.6 million.

     For the six months ended June 30, 2005, cash of $3,651,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first six months of 2005 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and to a lesser extent the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2005.

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

     As of June 30, 2005, the Company owned two commercial office buildings in Greenwich, Connecticut. One building is approximately 14,500 square feet and is available for lease to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices. The second building, approximately 38,000 square feet, was sold in July 2005. See Part I -
Item 1 - notes 6 and 7 for further information concerning the sale of the Company's 38,000 square foot building in July 2005.

     The Company made no purchases of common stock pursuant to its common stock repurchase plan during the first six months of 2005. There are no material commitments for capital expenditures as of June 30, 2005. Inflation has had no material impact on the business and operations of the Company.

     Results of Operations for the Second Quarter and Six Months ended June 30, 2005 vs. the Second Quarter and Six Months Ended June 30, 2004

     The Company's main source of operating revenue is rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2005 will be met principally by the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, the Company's current financial resources, and rental income on real estate owned.

     For the second quarter and six months ended June 30, 2005, the Company earned rental income from real estate owned of $43,000 and $86,000, respectively, as compared to $48,000 and $90,000 for the second quarter and six months ended June 30, 2004, respectively.

     Compensation and benefits increased to $1,105,000 in the second quarter and $2,275,000 in the six months ended June 30, 2005, respectively, compared with $1,026,000 and $2,109,000 in respective 2004 periods. The increases were principally the result of a higher level of benefits costs and accruals. Included in compensation and benefits is an accrual for the Supplemental Retirement Plan of $522,000 and $1,043,000 for the second quarter and six month period ended June 30, 2005, respectively, compared to $441,000 and $883,000, respectively, for the same 2004 periods.

     Professional and outside services increased to $661,000 and $1,114,000 in the second quarter and six months ended June 30, 2005, compared to $172,000 and $272,000 in the respective 2004 periods. The increases in the 2005 second quarter and six month periods as compared to the respective 2004 periods is principally due to increased legal fees relating to the Supervisory Goodwill litigation proceeding during 2005 and, to a lesser extent, other corporate professional fees.

     Property operating and maintenance expenses were $42,000 and $70,000 for the second quarter and six months ended June 30, 2005, respectively, compared to $21,000 and $48,000 in the respective 2004 periods. The increased expenses in 2005 compared to the 2004 periods are generally due to increased cost of building repairs and maintenance. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the second quarter and six months ended June 30, 2005, increased to $146,000 and $271,000, respectively, from $123,000 and $238,000, in the respective 2004 periods. The increase is principally due to an increased yield on the investments, classified as investments available for sale.

     No investment securities available for sale were sold in the second quarter ended June 30, 2005. For the six months ended June 30, 2005, realized gains on sales of investment securities available for sale were $20,000. For the second quarter and six months ended June 30, 2004, realized gains on investment securities available for sale were $229,000 and $336,000, respectively.

     The income tax provisions of $30,000 and $60,000 for the second quarter and six months ended June 30, 2005, respectively, and $30,000 and $60,000 the second quarter and six months ended June 30, 2004, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

     DISCONTINUED OPERATIONS

     As discussed in Part I - Item 1 notes 6 and 7, in July 2005, the Company completed the sale of Two Soundview. The sale price was $28 million less normal real estate closing adjustments. A gain from the sale, of approximately $10 million, will be reflected in the Company's financial statements for the quarterly period ending September 30, 2005.

     Income from discontinued operations increased to $345,000 and $686,000 for the second quarter and six months ended June 30, 2005, respectively compared with $327,000 and $650,000 for the comparable 2004 periods, principally as a result of increased rental income earned in the 2005 periods.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at June 30, 2005 and December 31, 2004 with maturity dates of less than one year consist of the following:

                                                         2005                              2004
                                                   =================                =================
                                                   Carrying     Fair                Carrying     Fair
                                                      Value    Value                   Value    Value
(in thousands)                                     --------    -----                --------    -----

U.S. Treasury Bills.........................       $  8,690   $ 8,690               $  8,590   $ 8,586
                                                   ========   =======               ========   =======

Weighted average interest rate..............           2.67%                            1.71%
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

(in thousands)                                                          June 30,       December 31,
                                                                            2005               2004
Equity Securities Available for Sale:                                   ========       ============

Fair value ......................................................       $  1,761       $      2,112
                                                                        ========       ============
Hypothetical fair value at a 20% increase in market price........       $  2,113       $      2,534
                                                                        ========       ============
Hypothetical fair value at a 20% decrease in market price........       $  1,409       $      1,690
                                                                        ========       ============

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. In April 2005, Judge Smith heard oral argument on the United States Department of Justice and the FDIC motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. Because Judge Smith's ruling on the receivership deficit issue is not a final order, both Judge Smith and the Court of Appeals for the Federal Circuit would have to agree to an appeal of that issue at this time. Following the April 2005 oral argument, Judge Smith entered an order, on April 25, 2005, staying resolution of the motions to certify an interlocutory appeal pending the holding of a "show cause" hearing. Judge Smith indicated at the oral argument that the purpose of the show cause hearing was to allow the Company to outline the evidence and arguments it was prepared to offer in order to challenge the validity and size of the receivership deficit. Judge Smith directed the parties to attempt to reach agreement regarding a schedule for the completion of discovery on receivership deficit issues, and he directed the parties to submit to the Court such an agreed proposed discovery schedule, or, if the parties are unable to reach agreement, separate proposed schedules for discovery, in early May 2005. Judge Smith further encouraged the parties to discuss the procedures and schedule for the show cause hearing, and to provide the Court with a proposed order on such matters.

     In accordance with the Court's direction, the parties agreed upon a schedule for the completion of fact discovery and procedures for the show cause proceeding. In accordance with the parties' agreement, Judge Smith entered an order on May 23, 2005, providing that fact discovery would be completed within 45 days of the completion of document production by the Government. The May 23, 2005 order further provides that (i) 45 days after the close of discovery, the Company is to file a statement of issues summarizing the respects in which the receivership books allegedly overstate or misstate the receivership deficit;
(ii) 45 days after the filing of the Company's statement of issues, the United States and the FDIC are to file responses; and (iii) 15 days after the filing of such responses, the Company is to file a reply. In the event the Company determines that it will rely upon expert testimony regarding the receivership issue, the May 23, 2005 order provides for a schedule governing the submission of expert reports or affidavits by the parties and depositions of such experts. Finally, the May 23, 2005 order schedules a telephonic status conference to be held on September 15, 2005 to discuss the status of the case. Because the Government has not yet completed the production of documents requested by the Company in discovery, it is not yet known when either fact discovery or briefing on the show cause proceeding will be completed. No assurance can be given regarding the ultimate outcome of the litigation.

     The Court of Claims decisions in the Company's case, as well as other decisions in Winstar-related cases, are publicly available and may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

     Litigation with SDG, Inc. In September 2000, the Company filed a lawsuit in the United States District Court for the District of Connecticut (Case No.
3:00CV1694 (DJS)) (the"Court") against SDG, Inc. ("SDG") and certain of its officers and directors to pursue various claims against such parties, including, but not limited to, the claims that SDG failed to honor a binding contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and its subsidiaries and affiliates. SDG filed various counterclaims. On August 3, 2005, the Court issued its decision denying all the Company's claims and the defendants' counterclaims. The Company is presently reviewing its options. The Company will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. No assurances can be given regarding the ultimate outcome of this litigation.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders on May 20, 2005, a vote was taken for the election of two Directors of the Company to hold office for a three year term and until their successors shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for the nominees were as follows:

    Nominee                                     For                   Withheld
================                             ==========               =========
Richard A. Bianco                            32,664,939               3,592,106

John B. Costello                             32,667,212               3,489,833

     There were no broker non-votes. The terms of directors Robert E. Long and Michael L. Quinn continued after the meeting.

     A vote was also taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 2005. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

    For                      Against                        Abstain
==========                  =========                      =========
34,225,846                   301,440                       1,729,759

     There were no broker non-votes.

     The foregoing proposals are described more fully in the Company's definitive proxy statement, filed with the Securities and Exchange Commission on April 1, 2005 pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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


Date:  August 12, 2005