Form 10-Q
period 2005-09-30
AMBASE CORP
filed 2005-11-14
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934


                    For the quarterly period ended September 30, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------

At November 10, 2005, there were 46,233,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2005

TABLE OF CONTENTS                                                                                             Page
                                                                                                             ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................16

Item 4.      Controls and Procedures.............................................................................17

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................18

Item 6.      Exhibits............................................................................................18

Signatures   ....................................................................................................19

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                     (in thousands, except for share amounts)

                                                                                  September 30,       December 31,
                                                                                           2005               2004
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   9,003            $10,124
Investment securities:
    Held to maturity (market value $33,246 and $8,586, respectively)..............       33,245              8,590
    Available for sale, carried at fair value ....................................        1,841              2,112
                                                                                       --------           --------
Total investment securities.......................................................       35,086             10,702
                                                                                       --------           --------
Accounts receivable...............................................................            -                  1
Real estate owned:
  Land............................................................................          554              6,954
  Buildings and improvements......................................................        1,900             12,810
                                                                                       --------           --------
                                                                                          2,454             19,764
  Less:  accumulated depreciation.................................................         (219)              (763)
                                                                                       --------           --------
Real estate owned, net............................................................        2,235             19,001
Other assets......................................................................           73              1,032
                                                                                       --------           --------
Total assets......................................................................   $   46,397         $   40,860
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $    1,294         $    1,495
Supplemental retirement plan......................................................       13,159             11,594
Other liabilities.................................................................           40              2,197
                                                                                       --------           --------
Total liabilities.................................................................       14,493             15,286
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
  46,233,519 outstanding).........................................................          464                464
Paid-in capital...................................................................      547,956            547,956
Accumulated other comprehensive income............................................         (368)              (375)
Accumulated deficit...............................................................     (515,463)          (521,786)
Treasury stock, at cost - 176,488 shares..........................................         (685)              (685)
                                                                                       --------           --------
Total stockholders' equity........................................................       31,904             25,574
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   46,397         $   40,860
                                                                                       ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                      (in thousands, except per share data)

                                                             Third Quarter              Nine Months
                                                          2005           2004        2005          2004
Revenues:                                                 ====           ====        ====          ====
Rental income.......................................   $    41         $   49     $   127       $   139

Operating expenses:
Compensation and benefits...........................     1,098          1,021       3,373         3,130
Professional and outside services...................       423            206       1,537           478
Property operating and maintenance .................        29             31          99            79
Depreciation  ......................................        13             13          38            38
Insurance...........................................        17             17          61            70
Other operating ....................................        41             34         127           125
                                                     ----------      ----------   ---------     ----------
                                                         1,621          1,322       5,235         3,920
                                                     ----------      ----------   ---------     ----------
Operating loss .....................................    (1,580)        (1,273)     (5,108)       (3,781)
                                                     ----------      ----------   ---------     ----------
Interest income.....................................       333            142         604           380
Realized gains on sales of investment securities....         -            123          20           459
                                                     ----------      ----------   ---------     ----------

Loss from continuing operations before
     income taxes...................................    (1,247)        (1,008)     (4,484)       (2,942)
Income tax expense..................................      (180)           (30)       (240)          (90)
                                                     ----------      ----------   ---------     ----------
Loss from continuing operations.....................    (1,427)        (1,038)     (4,724)       (3,032)
                                                     ----------      ----------   ---------     ----------
Income from operation of discontinued property......        63            344         749           994
Gain on disposition.................................    10,298              -      10,298             -
                                                     ----------      ----------   ----------    ----------
Income from discontinued operations.................    10,361            344      11,047           994
                                                     ----------      ----------   ----------    ----------
Net income (loss)...................................    $8,934         $ (694)    $ 6,323       $(2,038)
                                                     ==========      ==========   ==========    ==========
Per share data:
Basic:
Loss from continuing operations.....................    $(0.03)        $(0.02)    $ (0.10)      $ (0.06)
Income from discontinued operations.................      0.22           0.01        0.24          0.02
                                                     ----------      ----------   ----------    ----------
Net income (loss) attributable to common
     stockholders...................................    $ 0.19         $(0.01)    $  0.14       $ (0.04)
                                                     ==========      ==========   ==========    ==========
Assuming dilution:
Loss from continuing operations.....................    $(0.03)        $(0.02)    $ (0.10)      $ (0.06)
Income from discontinued operations.................      0.22           0.01        0.24          0.02
                                                     ----------      ----------   ----------    ----------
Net income (loss) attributable to common
     stockholders...................................    $ 0.19         $(0.01)    $  0.14       $ (0.04)
                                                     ==========      ==========   ==========    ==========
Weighted average common shares outstanding:
Basic...............................................    46,234         46,234      46,234        46,222
                                                     ==========      ==========   ==========    ==========
Diluted.............................................    46,234         46,234      46,234        46,222
                                                     ==========      ==========   ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                          Third Quarter          Nine Months
                                                                         2005        2004     2005         2004
                                                                        ======      =====    =====        =====

Net income (loss)..................................................... $ 8,934    $  (694)   $ 6,323      $(2,038)

Unrealized holding gains on investment securities
     available for sale...............................................      81         90         12          157
                                                                       -------    -------    -------      -------

Comprehensive income (loss)........................................... $ 9,015    $  (604)   $ 6,335      $(1,881)
                                                                       =======    =======    =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                                          2005          2004
                                                                                          ====          ====
Cash flows from operating activities:
Loss from continuing operations....................................................  $(4,724)       $(3,032)
Adjustments to reconcile loss from continuing to net cash used by continuing operations:
    Depreciation and amortization..................................................       38             38
    Accretion of discount - investment securities..................................     (326)           (77)
     Realized gains on investment securities available for sale....................      (20)          (459)
Changes in other assets and liabilities:
    Accounts receivable............................................................        1             20
    Other assets...................................................................      402            (30)
    Accounts payable and accrued liabilities.......................................     (201)          (107)
    Other liabilities..............................................................     (287)         1,268
Other, net.........................................................................        3              -
                                                                                     --------        --------
Net cash used by continuing operating activities...................................   (5,114)        (2,379)
                                                                                     --------        --------
Income from discontinuing operations...............................................   11,047            994
Adjustments to reconcile income from discontinued operations to net cash provided (used) by discontinued operations:
    Gain from sale of discontinued operations......................................  (10,298)             -
    Depreciation and amortization related to discontinued operations...............      140            210
Changes in other assets and liabilities related to discontinued operations:
    Other assets and other liabilities.............................................     (305)           (115)
                                                                                     --------        --------

Net cash provided by discontinued operations.......................................      584          1,089
                                                                                     --------        --------
Net cash used by operating activities..............................................   (4,530)        (1,290)
                                                                                     --------        --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity.............................   61,466         25,894
Purchases of investment securities - held to maturity..............................  (85,795)       (17,040)
Purchases of investment securities - available for sale............................     (252)       (17,426)
Sales of investment securities - available for sale................................      548         16,583
Proceeds from sale of real estate owned............................................   27,442              -
                                                                                     --------        --------
Net cash provided by investing activities..........................................    3,409          8,011
                                                                                     --------        --------
Cash flows from financing activities:
Stock options exercised............................................................        -             17
                                                                                     --------        --------
Net cash provided by financing activities..........................................        -             17
                                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents...............................   (1,121)         6,738
Cash and cash equivalents at beginning of period...................................   10,124          2,785
                                                                                     --------        --------
Cash and cash equivalents at end of period.........................................  $ 9,003        $ 9,523
                                                                                     ========       =========
Supplemental cash flow disclosures:
Income taxes paid..................................................................  $   107        $   121
                                                                                     ========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 1 - Organization

     The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2004.

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

     In July 2005, the Company completed the sale of its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut ("Two Soundview"). Accordingly, the results of operations of Two Soundview have been retroactively reclassified as discontinued operations in the accompanying Consolidated Statement of Operations for the periods presented in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See note 7 herein for further information.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 3 - Legal Proceedings

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. In May and June of 2005, the Government provided the Company with access to Carteret's documents and documents relating to the management of the receivership. The Company selected approximately 3 million pages of documents to be imaged at the Government's expense. On September 15, 2005, a status conference was held before Judge Smith. The Government indicated that it would complete production of all the images of the selected materials by the end of September 2005. As of October 21, 2005, the Government has represented that it has produced all responsive materials; however, the Company is still in the process of reviewing the completeness of the production. Additionally, at the status conference, all parties agreed that the schedule previously set forth by the Court's May 23, 2005 order should be changed in one respect: the Company will be given 75 days from the completion of the document production to complete discovery. In all other respects, the schedule set forth by the May 23, 2005 order will remain in effect. The Court issued an order on September 26, 2005 memorializing this agreement. The Court scheduled a status conference for January 11, 2006. Assuming the Government has produced all responsive materials as of October 21, 2005, fact discovery is scheduled to be completed in January 2006. No assurance can be given regarding the ultimate outcome of the litigation.

     The Court of Claims decisions in the Company's case, as well as other decisions in Winstar-related cases, are publicly available and may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

     Litigation with SDG, Inc. In September 2000, the Company filed a lawsuit in the United States District Court for the District of Connecticut (Case No. 3:00CV1694 (DJS)) (the "Court") against SDG, Inc. ("SDG") and certain of its officers and directors to pursue various claims against such parties, including, but not limited to, the claims that SDG failed to honor a binding contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and its subsidiaries and affiliates. SDG filed various counterclaims. On August 3, 2005, the Court issued its decision denying all the Company's claims and the defendants' counterclaims. The Company filed a Notice of Appeal on September 6, 2005 and continues to review its options. The Company will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. No assurances can be given regarding the ultimate outcome of this litigation.

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

     Investment securities consist of the following:

                                             September 30, 2005                         December 31, 2004
                             ==========================================     =====================================
                                               Cost or                                     Cost or
                              Carrying       Amortized         Fair         Carrying     Amortized           Fair
(in thousands)                   Value            Cost        Value            Value          Cost          Value
                                ======       =========      =======         ========     =========         ======
Held to Maturity:
U.S. Treasury Bills......     $ 33,245       $ 33,245      $ 33,246         $  8,590     $   8,590        $ 8,586

Available for Sale:
Equity Securities........        1,841          1,798         1,841            2,112         2,075          2,112
                             -----------     ----------    ----------       ----------   -----------      ---------
                             $  35,086       $ 35,043      $ 35,087         $ 10,702     $  10,665        $10,698
                             ===========     ==========    ==========       ==========   ===========      =========

     The gross unrealized gains (losses) on investment securities, at September 30, 2005 and December 31, 2004 consist of the following:

(in thousands)                                                                                  2005       2004
                                                                                              =======     ======
Held to Maturity:
Gross unrealized gain (losses)....................................................            $    1      $   (4)
                                                                                              =======     ======
Available for Sale:
Gross unrealized gains............................................................            $   51      $   41
                                                                                              =======     ======
Gross unrealized losses...........................................................            $   (8)     $   (4)
                                                                                              =======     ======

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The realized gain on the sales of investment securities available for sale for the third quarter and nine months ended September 30, 2005 and 2004, are as follows:

                                                                         Third Quarter               Nine Months
(in thousands)                                                         2005        2004          2005          2004
                                                                      ======      ======        ======        ======

Net sale proceeds...................................................  $    -      $8,310        $  548        $16,583
Cost basis..........................................................       -      (8,187)         (528)       (16,124)
                                                                      ------      ------        ------        -------
Realized gains......................................................  $    -      $  123        $   20        $   459
                                                                      ======      ======        ======        =======

     During the nine months ended September 30, 2004, the Company purchased and sold a $7 million U.S. Treasury Note resulting in a gain of $89,000 which is included in realized gains on investment securities in the Consolidated Statement of Operations.

     During the third quarter ended September 30, 2004, the Company purchased and sold an $8.0 million U.S. Treasury Note, resulting in a gain of $24,000 which is included in realized gains on investment securities in the Consolidated Statement of Operations for the third quarter and nine months ended September 30, 2004.

     Note 6 - Real Estate Owned

     As of September 30, 2005, the Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes a small portion of the office space for its executive offices, with the remaining square footage available for lease to unaffiliated third parties.

     Depreciation expense is recorded on a straight-line basis over 39 years. The building and improvements are carried at cost, net of accumulated depreciation of $219,000 at September 30, 2005. At December 31, 2004, building and improvements are net of $763,000 of accumulated depreciation, which includes $582,000 of accumulated depreciation for Two Soundview, which was sold in July 2005, as further discussed in note 7 herein.

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

     See note 7 herein for information regarding the Company's sale of Two Soundview in July 2005.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 7 - Discontinued Operations

     In May 2005, the Company entered into an agreement to sell Two Soundview, originally purchased in December 2002, to Ceruzzi Holdings, LLC, an unaffiliated third party. In July 2005, the Company completed the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing adjustments. As a result of the sale of Two Soundview, the results of operations of Two Soundview have been designated as discontinued operations, and the Consolidated Statements of Operations for the periods presented herein have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions, in accordance with SFAS 144. A gain from the sale, of $10,298,000, is reflected in the Company's financial statements for the third quarter and nine month periods ending September 30, 2005.

     Net gain on sale of real estate is as follows:

(in thousands)
Gross sales price.............................................................                     $28,000
Less:  Transactions costs.....................................................                        (558)
                                                                                                   ---------
Net cash proceeds.............................................................                      27,442
Less:
    Real estate carrying value (net of accumulated depreciation of $722,000)..                     (16,588)
    Other assets..............................................................                        (556)
                                                                                                   ---------
Net gain on sale of real estate...............................................                     $10,298
                                                                                                   =========

     Transaction costs above include broker commissions, transfer taxes, and legal and other fees. Other assets above includes $519,000 of deferred rental revenue resulting from the recognition of rental revenue on a straight-line basis over the terms of tenant leases versus contractual lease payment terms, and $37,000 of real estate commissions previously capitalized. At December 31, 2004, other liabilities in the Consolidated Balance Sheet include $305,000 of tenant security deposits relating to Two Soundview.

     Income from discontinued operations, as summarized below, for the third quarter and nine months periods ended September 30, 2005, reflects the results of operations of Two Soundview and the net gain realized upon disposition.

     Income from  discontinued  operations  is as follows:

                                                                   Third Quarter                  Nine Months
(in thousands)                                                    2005           2004              2005       2004
Revenues:                                                        ======         ======            ======     ======
Rental income.............................................     $     98         $ 512            $ 1,158    $ 1,513
Operating expenses:
Professional and outside services.........................            2              7                25         27
Property operating and maintenance........................           30             86               231        265
Depreciation..............................................            -             70               140        210
Insurance.................................................            2              4                11         13
Other operating...........................................            1              1                 2          4
                                                                --------        -------          -------    -------
                                                                     35            168               409        519
                                                                --------        -------          -------    -------
Income from operation of discontinued property............           63            344               749        994
Gain on disposition.......................................       10,298              -            10,298          -
                                                                --------        -------          -------    -------
Income from discontinued operations.......................     $ 10,361         $  344           $11,047    $   994
                                                               =========        =======          =======    =======

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     No adjustment for income taxes has been reflected in the income from discontinued operations presented above as the Company has sufficient regular net operating loss ("NOL") carryforwards and alternative minimum tax carryforwards to offset the gain. However, the ultimate utilization of such NOL's before their expiration is uncertain. Accordingly, the Company has reflected a full valuation allowance on such tax assets and has not reflected any net tax benefit.

     Note 8 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $31 million and $34 million as of September 30, 2005 and December 31, 2004, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). At the present time, management has no basis to conclude that realization is more likely than not and a valuation allowance has been recorded against net deferred tax assets.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based upon the Company's federal income tax returns as filed from 1993 to 2004 (subject to IRS audit adjustments), and excluding, the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, and excluding NOL's expected to be utilized in connection with the sale of Two Soundview, at September 30, 2005 the Company has NOL carryforwards aggregating approximately $36 million, available to reduce future federal taxable income which expire if unused beginning in 2008. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

     The  Company  expects  to  utilize  NOL   carryforwards   and  of  AMT  NOL
carryforwards as available to offset taxable income generated from the sale of Two Soundview as discussed in note 7 herein.

     Note 9 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition of additional minimum pension liability, as follows:

                                            Third Quarter Ended                          Nine Months Ended
(in thousands)                              September 30, 2005                           September 30, 2005
                             ==============================================  =======================================
                                 Unrealized         Minimum     Accumulated  Unrealized    Minimum     Accumulated
                             Gains (Losses)         Pension           Other    Gains on    Pension           Other
                                 Investment       Liability   Comprehensive  Investment  Liability   Comprehensive
                                 Securities      Adjustment          Income  Securities Adjustment          Income
                                  =========       =========   =============  ========== ==========   =============
Balance beginning of period....   $    (37)       $   (412)   $       (449)  $      37  $    (412)   $       (375)

Reclassification adjustment for
  gains realized in net loss...          -               -               -          (5)         -              (5)

Change during the period.......         81               -              81          12          -               12
                                  --------        --------    ------------   ---------- ----------   -------------
Balance end of period..........   $     44        $   (412)   $       (368)  $      44  $    (412)   $     (368)
                                  ========        ========   =============   ========== ==========   =============

(in thousands)                                      Third Quarter Ended                   Nine Months Ended
                                                     September 30, 2004                   September 30, 2004
                                              =================================    ===============================
                                                  Unrealized         Accumulated       Unrealized      Accumulated
                                              Gains (Losses)               Other   Gains (Losses)            Other
                                               on Investment       Comprehensive    on Investment    Comprehensive
                                                  Securities              Income       Securities           Income
                                                 ===========         ===========      ===========      ===========
Balance beginning of period...................   $      146          $      146       $       84       $       84

Reclassification adjustment for gains
        realized in net loss..................          (91)                (91)             (43)             (43)

Change during the period.......................         181                 181              195              195
                                                 -----------        ------------      -----------      -----------
Balance end of period..........................  $      236         $       236       $      236       $     236
                                                 ===========        ============      ===========      ===========

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

                                                              Third Quarter Ended                      Nine Months Ended
                                                     -------------------------------------    ---------------------------------
                                                     September 30,           September 30,    September 30,       September 30,
(in thousands, except per share data)                        2005                    2004             2005                 2004
                                                     ============            ============     ============        =============
Loss from continuing operations, as reported.......     $ (1,427)            $   (1,038)       $   (4,724)        $   (3,032)
Income from discontinued operations, as reported          10,361                    344            11,047                994
                                                        ---------            ------------     ------------        -------------
Net income (loss), as reported.....................        8,934                   (694)            6,323             (2,038)
Pro forma adjustments:
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123........          (31)                   (19)              (94)               (59)
                                                        ---------            ------------     ------------        -------------
Net income (loss), pro forma.......................     $  8,903             $     (713)       $    6,229         $   (2,097)
Per share data:                                         =========            ============     ============        =============
Basic:
Loss from continuing operations, as reported.......     $  (0.03)            $    (0.02)       $    (0.10)        $   (0.06)
Income from discontinued operations, as reported...         0.22                   0.01              0.24              0.02
                                                        ---------            ------------     ------------        -------------
Net income (loss), as reported.....................     $   0.19             $    (0.01)       $     0.14         $   (0.04)
                                                        =========            ============     ============        =============
Net income (loss), pro forma.......................     $   0.19             $    (0.01)       $     0.14         $   (0.04)
                                                        =========            ============     ============        =============
Assuming dilution:
Loss from continuing operations, as reported.......     $  (0.03)            $    (0.02)       $    (0.10)        $   (0.06)
Income from discontinued operations, as reported...         0.22                   0.01              0.24              0.02
                                                        ---------            ------------     ------------        -------------
Net income (loss), as reported.....................     $   0.19             $    (0.01)       $     0.14         $   (0.04)
                                                        =========            ============     ============        =============
Net income (loss), pro forma.......................     $   0.19             $    (0.01)       $     0.14         $   (0.04)
                                                        =========            ============     ============        =============

                        AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Options to purchase 1,440,000 shares of common stock for the third quarter and nine months ended September 30, 2005, and 1,290,000 shares of common stock for the third quarter and nine months ended September 30, 2004, were excluded from the computation of diluted earnings per share because these options were antidilutive.

     Note 11 - Pension and Savings Plans

     The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which only one current executive officer of the Company is a participant. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

Pension expense for the Supplemental Plan was as follows:

                                                           Third Quarter Ended               Nine Months Ended
                                                      -------------------------------   ------------------------------
                                                      September 30,     September 30,   September 30,    September 30,
(in thousands)                                                2005              2004            2005             2004
                                                      ============      ============    ============     =============
Service cost of current period.....................   $        258      $       230     $        773     $         690
Interest cost on projected benefit obligation......            192              172              576               516
Amortization of unrecognized losses................             72               39              216               117
                                                      ------------      ------------    ------------     -------------
                                                      $        522      $       441     $      1,565     $       1,323
                                                      ============      ============    ============     =============

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's compensation eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $2,000 and $50,000 for the third quarter and nine months ended September 30, 2005, respectively and $2,000 and $45,000 for the third quarter and nine months ended September 30, 2004 respectively. All contributions are subject to maximum limitations contained in the Code.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward-looking statements.  The  forward-looking  statements  may  relate  to such  matters  as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. The Company does not undertake any obligation to update or revise any forward-looking statements whether as a result of future events, new information or otherwise.

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As a result of the sale of the Company's 38,000 square foot office building at Two Soundview Drive in Greenwich, CT ("Two Soundview") in July 2005, the results of operations of Two Soundview have been designated as discontinued operations, and the Consolidated Statements of Operations for the periods presented herein have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions. See Part I - Item 1 - note 7 for additional information concerning the sale of Two Soundview in July 2005.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at September 30, 2005, aggregated $46,397,000 consisting principally of cash and cash equivalents of $9,003,000, investment securities of $35,086,000 and real estate owned of $2,235,000. At September 30, 2005, the Company's liabilities aggregated $14,493,000. Total stockholders equity was $31,904,000.

     The liability for the supplemental retirement plan (the "Supplemental Plan"), which is accrued but not funded, increased to $13,159,000 at September 30, 2005 from $11,594,000 at December 31, 2004. The Supplemental Plan liability reflects the actuarially determined accrued pension costs in accordance with GAAP. The increased liability is the result of additional accrued service vesting, interest cost on the liability and utilization of an updated mortality table. The Supplemental Plan liability is further affected by changes in discount rates and experience which could be different from that assumed. See
Part I - Item 1, note 11 for a further  discussion of the Supplemental Plan.

     The Personnel Committee of the Company had been reviewing the Supplemental Plan and the Company's related liability. In connection with this review, the Personnel Committee had been considering various options, including whether or not to terminate and/or curtail the Supplemental Plan during 2005, which would require Mr. Bianco's approval as a Supplemental Plan participant. Unless further information and analysis can be obtain before year end 2005, the Personnel Committee has decided it will not terminate and payout the Supplemental Plan in 2005. Mr. Bianco (the Company's Chairman, President and Chief Executive Officer, and the former President and Chief Executive Officer of Carteret Savings Bank,
FA), is the only current employee of the Company who participates in the Supplemental Plan and his Supplemental Plan benefits are fully vested. For purposes of computing accrued benefits under the Supplemental Plan, Mr. Bianco had 14.42 years of credited service as of September 30, 2005, and his accrual percentage under the Supplemental Plan is 4% in effect from the time of his initial employment with the Company. Under the current Supplemental Plan, Mr. Bianco, at his option, is entitled to receive his Supplemental Plan benefits in either an annuity or a lump-sum at retirement.

     The Personnel Committee has not indicated to the Board of Directors whether or not it anticipates continuing future service accruals for Mr. Bianco under the Supplemental Plan after his current employment contract expires on May 31, 2007. In accordance with the Internal Revenue Code Section 409A ("IRC 409A"), Mr. Bianco will have to make a Supplemental Plan benefit election before December 31, 2006, in accordance with IRC 409A as to the form of benefit he will elect to receive, i.e. lump-sum or annuity payments, at the end of his current employment contract in May 2007. Based on the actuarially determined, accrued pension costs in accordance with GAAP, the Company expects to continue recognizing an expense for the Supplemental Plan and the Supplemental Plan liability is expected to increase through May 31, 2007, (Mr. Bianco's current contract expiration date) and possibly beyond, depending on: (i) Mr. Bianco's benefit election of a lump-sum or an annuity; and/or (ii) if Mr. Bianco's employment contract is extended beyond May 31, 2007, and/or if additional accruals under the Supplemental Plan are provided; and/or (iii) when or if the Supplemental Plan is terminated and/or paid out in a lump-sum.

     The potential termination, curtailment and/or lump sum payment of the Supplemental Plan is not reflected in the financial statements presented herein, as such transaction has not been approved by the Company's Personnel Committee or the Company's Board of Directors.

     The Personnel Committee is continuing to review the Supplemental Plan including the impact of IRC 409A on the Supplemental Plan and the flexibility or restrictions of IRC 409A on the Supplemental Plan, and will continue to consider and review the amendments required to be made to the Supplemental Plan during 2006 pursuant to IRC 409A. It is, however; unlikely that the Company would be able to pay the Supplemental Plan without mutual agreement after 2005, due to the restrictions of IRC 409A.

     For the nine months ended September 30, 2005, cash of $5,114,000 was used by continuing operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first nine months of 2005 were satisfied by the receipt of rental income, interest income received on investment securities and cash equivalents, and to a lesser extent the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2005. During July 2005, the Company received $27,442,000 of net cash proceeds from the sale of Two Soundview as further discussed in Part I - Item 1 - note 7. The proceeds were reinvested in treasury bills and are included in investment securities, held to maturity in the Consolidated Balance Sheet at September 30, 2005, included in Part I - Item 1 herein.

     In March 2005, the Company paid $1,867,000 of previously incurred legal fees and other expenses relating to the Company's defense of a withholding obligation issue with the Internal Revenue Service ("IRS") which was successfully concluded in October 2001. The Company had previously accrued these costs which were reflected in other liabilities in prior period financial statements.

     For the nine months ended September 30, 2004, cash of $2,379,000 was used by continuing operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of rental income, interest income, and investment earnings.

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

     As of September 30, 2005, the Company owns one commercial office buildings in Greenwich, Connecticut. The building is approximately 14,500 square feet and is available for lease to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices.

     See Part I - Item 1 - note 7 for further information concerning the sale of the Company's 38,000 square foot building in July 2005. A gain from the sale, of approximately $10 million, is reflected in the Company's financial statements for the third quarter and nine month periods ending September 30, 2005.

     The Company made no purchases of common stock pursuant to its common stock repurchase plan during the first nine months of 2005. There are no material commitments for capital expenditures as of September 30, 2005. Inflation has had no material impact on the business and operations of the Company.

     Results of Operations for the Third Quarter and Nine Months ended September 30, 2005 vs. The Third Quarter and Nine Months Ended September 30, 2004

     CONTINUING OPERATIONS

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

     For the third quarter and nine months ended September 30, 2005, the Company earned rental income from real estate owned of $41,000 and $127,000, respectively, as compared to $49,000 and $139,000 for the third quarter and nine months ended September 30, 2004, respectively.

     Compensation and benefits expenses increased to $1,098,000 in the third quarter and $3,373,000 in the nine months ended September 30, 2005, respectively, compared with $1,021,000 and $3,130,000 in respective 2004 periods. The increases were principally the result of a higher level of benefits costs and accruals. Included in compensation and benefits is an accrual for the Supplemental Retirement Plan of $522,000 and $1,565,000 for the third quarter and nine month period ended September 30, 2005, respectively, compared to $441,000 and $1,323,000, respectively, for the same 2004 periods.

     Professional and outside services expenses increased to $423,000 and $1,537,000 in the third quarter and nine months ended September 30, 2005, compared to $206,000 and $478,000 in the respective 2004 periods. The increases in the 2005 third quarter and nine month periods as compared to the respective 2004 periods is principally due to increased legal fees relating to supervisory goodwill litigation proceeding during 2005 and, to a lesser extent, other corporate professional fees.

     Property operating and maintenance expenses were $29,000 and $99,000 for the third quarter and nine months ended September 30, 2005, respectively, compared to $31,000 and $79,000 in the respective 2004 periods. The increased expenses in 2005 nine month period compared to the same 2004 period is generally due to increased cost of building repairs and maintenance. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the third quarter and nine months ended September 30, 2005, increased to $333,000 and $604,000, respectively, from $142,000 and $380,000, in the respective 2004 periods. The increase is due to an increased yield on the investments, classified as investments available for sale and an increase in the aggregate amount of cash equivalents and investment securities invested as a result of the cash proceeds received in connection with the sale of real estate owned in July 2005, as further discussed in Part I - Item 1 -
note 7.

     No investment securities available for sale were sold in the third quarter ended September 30, 2005. For the nine months ended September 30, 2005, realized gains on sales of investment securities available for sale were $20,000. For the third quarter and nine months ended September 30, 2004, realized gains on investment securities available for sale were $123,000 and $459,000, respectively.

     The income tax provisions of $180,000 and $240,000 for the third quarter and nine months ended September 30, 2005, respectively, are attributable to a provision for federal alternative minimum tax of $150,000 for the third quarter and nine months periods and $30,000 and $90,000, respectively, attributable to state taxes. The income tax provisions of $30,000 and $90,000 the third quarter and nine months ended September 30, 2004, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

     DISCONTINUED OPERATIONS

     As discussed in Part I - Item 1 note 7, in July 2005, the Company completed the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing adjustments. A gain from the sale of $10,298,000 is reflected in the Company's financial statements for the third quarter and nine month periods ending September 30, 2005.

     Income from discontinued operations before gain on disposition was $63,000 and $749,000 for the third quarter and nine months ended September 30, 2005, respectively, which reflects the results of operations for Two Soundview for the respective periods to July 15, 2005 (date of sale). For the comparable 2004 periods, income from discontinued operations was $344,000 and $994,000, respectively.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                   September 30, 2005       December 31, 2004
                                                   ==================       =================
                                                   Carrying      Fair       Carrying     Fair
                                                      Value     Value          Value    Value
in thousands)                                      --------     -----       --------    -----

U.S. Treasury Bills.........................       $ 33,245    $ 33,246     $  8,590   $  8,586
                                                   ========    ========     ========   ========

Weighted average interest rate..............          3.35%                    1.71%
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

(In thousands)                                                         September 30,      December 31,
                                                                            2005             2004
Equity Securities Available for Sale:                                  ============       ============
Fair value........................................................     $     1,841        $      2,112
                                                                       ============       ============
Hypothetical fair value at a 20% increase in market price.........     $     2,209        $      2,534
                                                                       ============       ============
Hypothetical fair value at a 20% decrease in market price.........     $     1,473        $      1,690
                                                                       ===========        ============

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

     RECENT DEVELOPMENTS

     On November 9, 2005, an amendment to the Company's existing Shareholder's Rights Plan was executed between the Company and its transfer agent, as Rights Agent, to extend the expiration date of the Shareholder Rights Plan to February 10, 2011 from February 10, 2006.

     PART II - OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS

     For a discussion of the Company's legal proceedings, including a discussion of the Company's Supervisory Goodwill litigation, see Part I - Item 1 - Note 3 - Legal Proceedings.

     Item 5. OTHER INFORMATION

     On November 9, 2005, an amendment to the Company's existing Shareholder Rights Plan was executed between the Company and its transfer agent as Rights Agent, to extend the expiration date of the Shareholder Rights Plan to February 10, 2011 from February 10, 2006.

     Item 6. EXHIBITS

     4. Amendment to Shareholder Rights Plan between the Company and American Stock Transfer and Trust Company dated November 9, 2005.

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


Date:  November 14, 2005