Form 10-K
period 2005-12-31
AMBASE CORP
filed 2006-03-31
CIK 20639

AMBASE CORPORATION

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005
                                       OR
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                         Rights to Purchase Common Stock

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer Accelerated Filer Non-Accelerated Filer X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     At February 28, 2006, there were 46,233,519 shares of registrant's Common Stock outstanding. At June 30, 2005 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.67 per share, was approximately $24 million. The Common Stock constitutes registrant's only outstanding class of security.

     Portions of the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

     The Exhibit Index is located in Part IV, Item 15, Page 43.

AmBase Corporation

Annual Report on Form 10-K
December 31, 2005

TABLE OF CONTENTS                                                                                              Page
----------------------------------------------                                                               ------

PART I

Item 1.       Business............................................................................................1

Item 1A.      Risk Factors........................................................................................2

Item 1B.      Unresolved Staff Comments...........................................................................5

Item 2.       Properties..........................................................................................5

Item 3.       Legal Proceedings...................................................................................5

Item 4.       Submission of Matters to a Vote of Security Holders.................................................5

              Executive Officers of the Registrant................................................................5


PART II

Item 5.       Market for  Registrant's  Common  Equity,  Related  Stockholder  Matters and Issuer
                Purchases of
                Equity Securities.................................................................................6

Item 6.       Selected Financial Data.............................................................................6

Item 7.       Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
                Operations........................................................................................7

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.........................................14

Item 8.       Financial Statements and Supplementary Data........................................................15

Item 9.       Changes  in  and  Disagreements   with  Accountants  on  Accounting  and  Financial
                Disclosure.......................................................................................41

Item 9A.      Controls and Procedures............................................................................41

Item 9B.      Other Information..................................................................................41

PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................41

Item 11.      Executive Compensation.............................................................................41

Item 12.      Security Ownership of Certain Beneficial Owners & Management.......................................42

Item 13.      Certain Relationships and Related Transactions.....................................................42

Item 14.      Principal Accountant Fees and Services.............................................................42

PART IV

Item 15.      Exhibits and Financial Statement Schedules.........................................................43

     PART I

     ITEM 1. BUSINESS

     AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975 by City Investing Company ("City"). AmBase is a holding company that, through a wholly owned subsidiary, owns one commercial office building in Greenwich, Connecticut that is managed and operated by the Company. The building is approximately 14,500 square feet and is available for lease to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices. The executive office of the Company is located at 100 Putnam Green, Third Floor, Greenwich, Connecticut 06830.

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company's main source of operating revenue is rental income received from real estate owned. The Company also earns non-operating revenue principally consisting of interest income earned on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Part II - Item 8 - Notes 9 and 10 to the Company's consolidated financial statements. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 5 employees at December 31, 2005.

     In July 2005, the Company completed the sale of its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut ("Two Soundview"). Accordingly, the results of operations of Two Soundview have been retroactively reclassified as discontinued operations in the accompanying Consolidated Statement of Operations for the periods presented in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Part II - Item 8 - Note 13 to the Company's Consolidated Financial Statements for further information.

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

     In December  1997, the Company  formed a new wholly owned  subsidiary,  SDG
Financial Corp. ("SDG Financial"), to pursue merchant banking activities. SDG Financial purchased an equity interest in SDG, Inc. ("SDG") and was granted the exclusive right to act as the investment banking/financial advisor to SDG, Inc. and all of its subsidiaries and affiliates. The Company also purchased convertible preferred and common stock in AMDG, Inc. ("AMDG"), a majority owned subsidiary of SDG. SDG and AMDG are development stage pharmaceutical companies. In 2002 the Company recorded a write down of its investments in SDG and AMDG.

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

           AmBase Corporation
           100 Putnam Green, 3rd Floor
           Greenwich, CT 06830
           Attn: Shareholder Services


     The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission ("SEC") EDGAR Database over the World Wide Web at www.sec.gov. Materials filed with the SEC may also be read or copied by visiting the SEC's Public Reference Room, 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

ITEM 1A.      RISK FACTORS

     The Company is subject to various risks, many of which are beyond the Company's control, which could have a negative effect on the Company and its financial condition. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, operating results and stock price. An investment in the Company's stock involves various risks, including those mentioned below and elsewhere in this Annual Report on Form 10-K (this "Annual Report"), and those that are detailed from time to time in the Company's other filings with the Securities and Exchange Commission. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Annual Report, before you decide whether to purchase the Company's common stock.

     The Company is a plaintiff in a legal proceedings seeking recovery of damages for the loss of the Company's investment in Carteret. There can be no assurances of a favorable outcome for the Company in this legal proceeding.

     The Company is a plaintiff in a legal proceedings seeking recovery of damages from the United States Government for the loss of the Company's wholly owned subsidiary, Carteret Savings Bank, F.A. This legal proceeding was commenced in 1993 and will likely continue for several more years. There have been and may continue to be rulings in other "supervisory goodwill" cases which have had and/or may have adverse affects on the Company's Supervisory Goodwill proceeding. In addition, due to the extended length of time that proceedings, rulings, trial decisions and possible appeals in this matter may take, it is not possible for the Company to predict when this matter will be resolved or the likelihood of a favorable outcome.

     The Company is subject to risks inherent in owning and leasing real estate.

     The Company is subject to varying degrees of risk generally related to leasing and owning real estate many of which are beyond the Company's control. In addition to general risks related to owning commercial real estate, the Company's risks include, among others:

     o deterioration in regional and local economic and real estate market conditions,

     o potential changes in supply of, or demand for rental properties similar to the Company's,

     o competition for tenants and changes in rental rates,

     o difficulty in reletting properties on favorable terms or at all,

     o impairments in the Company's ability to collect rent payments when due,

     o the potential for uninsured casualty and other losses,

     o the impact of present or future environmental legislation and compliance with environmental laws,

     o adverse changes in zoning laws and other regulations,

     o changes in federal or state tax laws, and

     o acts of terrorism and war.

     Each of these factors could cause a material adverse effect on the Company's financial condition and results of operations. In addition, real estate investments are relatively illiquid, which means that the Company's ability to promptly sell the Company's property in response to changes in economic and other conditions may be limited.

     Property taxes on the Company's property may increase without notice.

     The property the Company owns is subject to real property taxes. The real property taxes on the Company's property and any other properties that the Company acquires in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that the Company's tenants are unable or unwilling to pay such increase in accordance with their leases, the Company's net operating expenses may increase.

     The Company's  business is  concentrated in Southern  Connecticut,  and
adverse   conditions  in  the  region  could  negatively  impact  the  Company's operations.


     The Company's current operations are concentrated in Southern Connecticut, specifically in the Greenwich area. As a result, the Company's financial results are dependent on the economic strength of that region. Because of the Company's geographic concentration and its single property, the Company's operations are more vulnerable to adverse changes in the Greenwich economy than those of larger, more diversified companies. Should the Company experience softening in the Company's market and not be able to offset the potential negative market influences on price and volume, the Company's financial results could be negatively impacted.

     The Company is in a competitive business.

     The real estate industry is highly competitive. The Company competes for tenants with a large number of real estate property owners and other companies that sublet properties. The Company's principal means of competition are rents charged in relation to the income producing potential of the location. In addition, the Company expects other major real estate investors, some with much greater resources than the Company has, may compete with us for attractive acquisition opportunities. These competitors include REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair the Company's ability to make suitable property acquisitions on favorable terms in the future.

     The Company's future cash flow is dependent on renewal of leases and reletting of the Company's space.

     The Company is subject to risks that financial distress of the Company's tenants may lead to vacancies at the Company's property, that leases may not be renewed, that locations may not be relet or that the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. In addition, numerous properties compete with the Company's property in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on the Company's ability to lease the Company's property or newly acquired properties and on the rents charged. If the Company were unable to promptly relet or renew the leases for all or a substantial portion of these locations, or if the rental rates upon such renewal or reletting were significantly lower than expected, the Company's cash flow could be adversely affected and the resale value or the Company's property could decline.

     The Company may not be able to insure certain risks economically.

     The Company may experience economic harm if any damage to the Company's property is not covered by insurance. The Company cannot be certain that the Company will be able to insure all risks that the Company desires to insure economically or that all of the Company's insurers will be financially viable if the Company make a claim. The Company may suffer losses that are not covered under the Company's insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, the Company could lose capital invested in a property, as the well as any future revenue from the property.

     Changes in the composition of the Company's assets and liabilities through acquisitions or divestitures may affect the Company's results.

     The Company may make future acquisitions or divestitures of assets. Any change in the composition of the Company's assets and liabilities could significantly affect the Company's financial position and the risks that the Company faces.

     The Company may not be able to generate sufficient taxable income to fully realize the Company's deferred tax asset.

     The Company has federal income tax net operating tax loss ("NOL") carryforwards and other tax attributes. If the Company is unable to generate sufficient taxable income, the Company may not be able to fully realize the benefit of the NOL carryforwards.

     Because the Company from time to time maintains a majority of its assets in securities, the Company may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

     Currently, the Company believes that either it is not within the definition of "Investment Company" as the term is defined under the Investment Company Act of 1940 (the "1940 Act") or, alternatively may rely on one or more of the 1940 Act's exemptions. The Company intends to continue to conduct its operations in a manner that will exempt the Company from the registration requirements of the 1940 Act. If the Company were to become deemed to be an investment company because of the Company's investments securities holdings, the Company would be required to register as an investment company under the 1940 Act. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Compliance with the 1940 Act could also increase the Company's operating costs. Such changes could have a material adverse affect on the Company's business, results of operations and financial condition.

     Terrorist attacks and other acts of violence or war may affect the market on which the Company's common stock trades, the markets in which the Company operate, the Company's operations and the Company's results of operations.

     Terrorist attacks or armed conflicts could affect the Company's business or the businesses of the Company's tenants. The consequences of armed conflicts are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company's business. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could be a factor resulting in, or a continuation of, an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on the Company's operating results and revenues and may result in volatility of the market price for the Company's common stock.



ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet and is available for lease to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices.

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

     Set forth below is a list of executive officers of the Company at December 31, 2005:

Name                                    Age                            Title
====                                    ===                            ==========
Richard A. Bianco                        58                            Chairman, President and
                                                                       Chief Executive Officer


John P. Ferrara                          44                            Vice President, Chief
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

                                                       2005                                        2004
                                           ===========================                 ==========================
                                               High               Low                     High                Low
                                               ====               ===                     ====                ===
First Quarter.......................       $    0.90          $   0.61                 $    0.83          $   0.62
Second Quarter......................            0.75              0.56                      0.80              0.60
Third Quarter.......................            0.70              0.58                      0.99              0.55
Fourth Quarter......................            0.71              0.52                      1.00              0.77

     As of February 28, 2006, there were approximately 15,000 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 2005 or 2004. The Company does not intend to declare or pay dividends in the foreseeable future.

     For information concerning the Company's stockholder rights plan and common stock repurchase plan, see Part II - Item 8 - Note 5 to the Company's consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Part II - Item 8 of this Form 10-K. The consolidated statements of operations, for the periods ended prior to the July 2005 sale of Two Soundview were retroactively reclassified to reflect the operations as discontinued operations.

                                                                        Years ended December 31
                                                   ====================================================================
(in thousands, except per share data)                 2005(a)        2004         2003         2002 (b)        2001 (c)
                                                      ====           ====         ====         ====           =====
Operating revenue ..........................       $    170      $    176     $    320      $   320         $   179
Interest income.............................          1,034           505          334          705           2,099
                                                   ========       =======     ========      =======         =======
Income (loss) from continuing operations....       $ (5,519)       (4,696)    $ (5,102)     $(5,230)        $62,110
Income from discontinued operations.........         10,647         1,345        1,543           97               -
                                                   --------       -------     --------      -------         -------
Net income (loss).............................     $  5,128       $(3,351)    $ (3,559)     $(5,133)        $62,110
                                                   ========       =======     ========      =======         =======
Income (loss) from continuing operations -
  Basic                                            $  (0.12)     $  (0.10)    $  (0.11)     $ (0.11)        $  1.34
Income from discontinued operations - Basic.           0.23          0.03         0.03            -               -
                                                   --------      --------     --------      -------         -------
Net income (loss) per common share - Basic..       $   0.11     $   (0.07)    $  (0.08)     $ (0.11)        $  1.34
                                                   ========      ========     ========      =======         =======
Dividends ..................................              -             -            -            -               -
                                                   ========      ========     ========      =======         =======
Total assets ...............................       $ 45,883      $ 40,860     $ 41,668      $43,656         $50,445
Total stockholders' equity (deficit)........         29,682        25,574       29,367       32,902          38,013
                                                   ========      ========     ========      =======         =======

     (a) Net income in 2005 includes a $10,298,000 gain from the sale of Two Soundview.

     (b) Net loss in 2002 includes a $1,600,000 charge to reflect a write down of the Company's investments in SDG and AMDG.

     (c) Net income in 2001 includes a $66,388,000 withholding obligation reserve reversal which was reflected as other income in the Consolidated Statement of Operations.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein. As a result of the sale of the Company's 38,000 square foot office building at Two Soundview Drive in Greenwich, CT ("Two Soundview") in July 2005, the results of operations of Two Soundview have been designated as discontinued operations, and the Consolidated Statements of Operations for the periods presented herein have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions. See Part I - Item 8 - note 13 for additional information concerning the sale of Two Soundview.

     Financial Condition and Liquidity

     The Company's assets at December 31, 2005, aggregated $45,883,000, consisting principally of cash and cash equivalents of $2,852,000, investment securities of $40,760,000 and real estate owned of $2,222,000. At December 31, 2005, the Company's liabilities aggregated $16,201,000. Total stockholders equity was $29,682,000.

     The liability for the Company's non tax-qualified supplemental retirement plan initially adopted by the Company in 1985 and as amended and restated (the" Supplemental Plan"), which is accrued but not funded, increased to $14,595,000 at December 31, 2005 from $11,594,000 at December 31, 2004. The Supplemental Plan liability reflects the actuarially determined accrued pension costs calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The increased liability is the result of additional accrued service vesting, interest cost on the liability, and the recognition of a minimum pension liability adjustment as a result of the use of an updated mortality table and changes in certain assumptions as further discussed in Applications of Critical Accounting Policies, below. The Supplemental Plan liability is further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     The Personnel Committee of the Board of Directors of the Company (the "Personnel Committee") had been reviewing the Supplemental Plan and the Company's related liability, including the desirability of continuing to maintain and administer the Supplemental Plan, the untying of Mr. Bianco's future employment with the Company from the timing of his Supplemental Plan benefit payment(s), the Company's overall financial position, and the desirability of future accruals under the Supplemental Plan after Mr. Bianco's current employment contract expires on May 31, 2007. In connection with this review, the Personnel Committee had been considering various options, including whether or not to terminate and/or curtail the Supplemental Plan. Mr. Bianco (the Company's Chairman, President and Chief Executive Officer, and the former President and Chief Executive Officer of Carteret Savings Bank, FA), is the only current employee of the Company who participates in the Supplemental Plan and his Supplemental Plan benefit is fully vested. For purposes of computing his accrued benefit under the Supplemental Plan, Mr. Bianco had 14.67 years of credited service as of December 31, 2005, and, assuming continued employment with the Company, will have 16.08 years of credited service upon the expiration of his current employment contract with the Company on May 31, 2007. His accrual percentage under the Supplemental Plan is 4%, in effect from the time of his initial employment with the Company, and in accordance with the Supplemental Plan, he has had the entitlement to receive his Supplemental Plan benefit in either a lump-sum or an annuity upon termination of his employment with the Company.

     During March 2006, the Personnel Committee entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement; (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's bonus will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table; and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The lump-sum Supplemental Plan benefit payment to Mr. Bianco will be paid to him from the Company's available financial resources.

     The Supplemental Plan has been amended to provide for its automatic termination immediately following the payment to Mr. Bianco of his Supplemental Plan lump-sum benefit on or about May 31, 2007. In accordance with the accounting for the Supplemental Plan's scheduled termination on or about May 31, 2007, in accordance with GAAP, the ultimate liability relating to the anticipated termination of the Supplemental Plan is not reflected in the financial statements presented herein, as all conditions for the final termination of the Supplemental Plan have not yet been met. Based on the actuarially determined accrued pension costs calculated in accordance with GAAP, the Company will continue to recognize an expense for the Supplemental Plan and the Supplemental Plan liability will increase through the date on which the Supplemental Plan is terminated.

     For additional information with regard to the Supplemental Plan, see Application of Critical Accounting Policies - Supplemental Retirement Plan, below and Part II - Item 8 - Note 7 to the Company's consolidated financial statements.

     In March 2005, the Company paid approximately $1.8 million of previously incurred legal fees and other expenses relating to the Company's defense of a withholding obligation issue with the Internal Revenue Service ("IRS") which was successfully concluded in October 2001. The Company had previously accrued these costs which were reflected in other liabilities in prior period consolidated financial statements.

     For the year ended December 31, 2005, cash of $5,328,000 was used by continuing operations, including the payment of operating expenses and prior years accruals (including the legal accrual described above), partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for 2005 were principally satisfied by rental income and investment earnings received on investment securities and cash equivalents and the Company's financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2006. During July 2005, the Company received $27,442,000 of net cash proceeds from the sale of Two Soundview as further discussed in Part I - Item 8 - note 13. The proceeds were reinvested in treasury bills and are included in investment securities, held to maturity in the Consolidated Balance Sheet at December 31, 2005, included in
Part I - Item 8 herein.

     For the year ended December 31, 2004, cash of $3,405,000 was used by continuing operations, including the payment of operating expenses and prior year accruals, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for 2004 were principally satisfied by rental income and investment earnings received on investment securities and cash equivalents and to a lesser extent, the Company's financial resources.

     For the year ended December 31, 2003, cash of $3,855,000 was used by continuing operations, including the payment of operating expenses and prior year accruals, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for 2003 were principally satisfied by rental income and interest income received on investment securities and cash equivalents and to a lesser extent, the Company's financial resources.

     Real estate owned consists of a commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet and is available for lease to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices.

     See Part I - Item 8 - note 13 for further information concerning the sale of the Company's 38,000 square foot building in July 2005. A gain from the sale, of approximately $10.3 million, is reflected in the Company's Statement of Operations for the year ending December 31, 2005.

     The Company did not repurchase any shares of common stock during 2005 pursuant to its common stock repurchase plan. There are no additional material commitments for capital expenditures as of December 31, 2005. Inflation has had no material impact on the business and operations of the Company.

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

     RESULTS OF OPERATIONS

     CONTINUING OPERATIONS

     The Company's main source of operating revenue has recently been rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of interest income on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2006 will be met principally by the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, the Company's current financial resources, and rental income on real estate owned.

     For the year ended December 31, 2005, the Company recorded a loss from continuing operations of $5,519,000 or $0.12 per share.

     For the year ended December 31, 2004, the Company recorded a loss from continuing operations of $4,696,000 or $0.10 per share.

     For the year ended December 31, 2003, the Company recorded a loss from continuing operations of $5,102,000 or $0.11 per share.

     As indicated herein, as a result of the sale, the operating results of the Company's Two Soundview property have been reclassified to discontinued operations and, accordingly rental income from real estate owned represents the Company's remaining property and was $170,000 in 2005 compared to $176,000 in 2004, and $320,000 in 2003. The decreased amount of $170,000 in 2005, compared to $176,000 in 2004, is principally the result of office vacancy in 2005 compared to office vacancies during a portion of 2004. The decreased amount of $176,000 in 2004, compared to $320,000 in 2003, is principally the result of a decrease in rental income received in 2004 compared to 2003 due to office vacancies during a portion of 2004 versus occupancy in 2003.

     Compensation and benefits increased slightly in 2005 to $4,212,000 from $4,150,000 in 2004. The increase in 2005 versus 2004 is due to an increase in Supplemental Retirement Plan accrual offset by lower incentive compensation amounts in 2005. The increased amount of $4,150,000 in 2004 compared to $3,852,000 in 2003 is principally due to an increase in supplemental retirement plan accruals and an increase in the salary and benefits costs. Included in compensation and benefits is an accrual for the Supplemental Retirement Plan of $2,087,000 for 2005, $1,890,000 for 2004 and $1,722,000 for 2003.

     Professional and outside services increased to $2,003,000 in 2005 from $1,422,000 in 2004. The increase in the 2005 period is principally the result of a higher level of legal fees relating to the Supervisory Goodwill litigation as a result of discovery relating to the Show Cause hearing and to a lesser extent, other corporate professional fees.

     In 2004, professional and outside services decreased slightly to $1,422,000 from $1,432,000 in 2003. The 2004 period includes an additional accrual of approximately $0.5 million of fees relating to the costs associated with a withholding obligation issue with the IRS as further discussed in Financial Condition and Liquidity, herein. Excluding this additional expense, professional and outside services would have decreased for the year 2004 compared with the year 2003 primarily due to an overall decrease in legal expenses incurred during 2004 as a result of a lower level of legal fees relating to the Supervisory Goodwill litigation and the resolution of legal proceedings which were pending during 2003.

     Property operating and maintenance expenses were $124,000 in 2005, $102,000 in 2004, and $119,000 in 2003. The slight increase in 2005 compared to 2004 is due to increased utilities costs, and repairs and maintenance expenses. The slight decrease in 2004 compared to 2003 is due to decreased utilities, security and other maintenance costs.

     Interest  income was $1,034,000 in 2005,  $505,000 in 2004, and $334,000 in
2003. The increase in 2005 compared to 2004 is principally due to an increase in the aggregate amount of cash equivalents and investment securities invested as a result of the cash proceeds received in connection with the sale of real estate owned in July 2005, and to a lesser extent, an increased yield on investments due to rising interest rates. The increase in 2004 compared to 2003 is principally due to increased investment return from higher yielding investments classified as investments available for sale.

     During 2005, realized gains on sales of investment securities available for sale were $20,000 compared to $747,000 during 2004 and compared to $64,000 during 2003. The increase in 2004 is the result of a higher level of investment securities available for sale and realization of gains on sales due to market appreciation.

     In the year ended December 31, 2003, other income represents a federal income tax refund for the tax year 1996.

     The income tax provision for continuing operations of $95,000 for the year ending December 31, 2005, is attributable to a provision for a minimum tax on capital to the State of Connecticut. The Company expects to utilize net operating loss ("NOL") carryforwards and alternative minimum tax ("AMT") NOL carryforwards as available to offset taxable income generated from the sale of Two Soundview as discussed in Part II - Item 8 - Notes 9 and 13 to the Company's consolidated financial statements. However, due to limitations on the amount of NOL carryforwards that may be utilized against current year taxable income, the income tax provision of $400,000 for discontinued operations is attributable to a provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes.

     The income tax provisions of $120,000 and $125,000 for the years 2004 and 2003, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut.

     A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

     DISCONTINUED OPERATIONS

     As discussed in Item 8, note 13, in July 2005, the Company completed to the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing costs and adjustments. A gain from the sale of $10,298,000 is reflected in the Company's financial statements for the year ended December 31, 2005.

     Income from discontinued operations before gain on disposition was $749,000 for the year ended December 31, 2005, which reflects the results of operations for Two Soundview for the period through July 15, 2005 (date of sale). For the full year 2004 and 2003 periods, income from discontinued operations was $1,345,000 and $1,543,000, respectively.

     Tabular Disclosure of Contractual Obligations

(in thousands)                                                            Payment Due By Period
                                                           ======================================================
                                                                  Less Than   One to      Three to     More than
                                                           Total  One Year    Three Years Five Years   Five Years
                                                           -----  ---------   ----------- ----------   ----------

Operating leases............................              $   17  $       9   $         8 $        -   $        -
                                                          ------  ---------   ----------- ----------   ----------
Total obligations...........................              $   17  $       9   $         8 $        -   $        -
                                                          ======  =========   =========== ==========   ==========

     Application of Critical Accounting Policies

     Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. The determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies, which are important to our financial position and results of operations, require a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For a summary of all our accounting policies, including the accounting policies discussed below, see Part II - Item 8 - Note 2 to the Company's consolidated financial statements.

     Supplemental Retirement Plan: Our supplemental retirement plan (the "Supplemental Plan") accrued liability and benefit costs are developed on the basis of actuarial calculations. Inherent in these calculations are key assumptions including discount rates, actuarially determined mortality tables, a retirement date assumption, form of benefit payment such as annuity versus lump-sum, and projected future earnings. The assumptions are typically reviewed on an annual basis at the beginning of each year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Material changes in our accrued Supplemental Plan liability and annual costs may occur in the future due to retirement prior to age 60, a lump-sum payment prior to retirement, changes in assumptions or experience different than that assumed. The Supplemental Plan liability is not funded and is net of unrecognized losses of $1,326,000. In accordance with GAAP, the amortization of unrecognized losses is recognized to financial statement expense and liability over the remaining employment period for the participant.

     In connection with the Board of Directors' determination that the Company's Supplemental Plan is to terminate automatically following the payment to Mr. Bianco of his lump-sum benefit on or about May 31, 2007 (the date on which Mr. Bianco's current employment agreement with the Company will expire by its terms), the Personnel Committee's agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years with no further Supplemental Plan accruals, and the Company's amendment to the Supplemental Plan to provide for the payment to Mr. Bianco of his Supplemental Plan benefit on or about May 31, 2007, certain assumptions utilized by the Company in developing the Supplemental Plan 2005 benefit costs and accrued liability were changed from those utilized in prior years. The 2005 assumptions, versus assumptions in 2004 are as follows: (i) we have assumed that Mr. Bianco's Supplemental Plan benefit (Mr. Bianco is the sole participant in the Supplemental Plan) will be paid in a lump-sum, versus the assumption made in prior years that annuity payments would be made; (ii) we have assumed Mr. Bianco's Supplemental Plan benefit entitlement date to be May 31, 2007 (his current employment contract expiration date and the date on or about his Supplemental Plan lump-sum benefit payment is to be paid), versus December 30, 2007 (age 60) in prior years; and (iii) we have projected that Mr. Bianco's total compensation in 2006 and 2007 for the calculation of Supplemental Plan benefits will not increase the average of the three highest years of compensation previously earned under the Supplemental Plan, as Mr.
Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes is capped as of December 31, 2004. In addition, a 5.50% discount rate and a "RP-2000" projected to 2004 mortality table were utilized in 2005, versus a 5.75% discount rate and a "GAM-94" mortality table utilized in 2004.

     The 5.50% discount rate, (utilitzed for 2005 actuarial calculations),is consistent with Moody's Aa bond index rate at December 31, 2005, and the change in the mortality table reflects an update to a more modern mortality table, which is being utilized for the calculation of Mr. Bianco's Supplemental Plan lump-sum benefit payment, pursuant to the agreements.

     See Financial Condition and Liquidity, above, and Part II - Item 8 - Note 7 to the Company's consolidated financial statements, for additional information with regard to the Supplemental Plan.

     Legal Proceedings: From time to time the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company presently is not aware of any pending or threatened litigation which could have a material adverse effect on the consolidated financial statements presented herein. Management of the Company in consultation with outside legal counsel continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of any litigation reserves which may be necessary. The assessment of such reserves includes an exercise of judgment and is a matter of opinion. The Company intends to aggressively contest all threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, see Part II - Item 8 - Note 10.

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

     Deferred Tax Assets: As of December 31, 2005, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $32 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.

     New Accounting Pronouncements - FASB Statement No. 123 (revised 2005), Share-Based Payment - In December 2004, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). This standard requires issuers to measure the cost of equity-based service awards based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be reimbursed subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amout equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with SFAS 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. The Company will adopt SFAS 123R as of January 1, 2006, and is still evaluating the financial impact on the Company's Consolidated Financial Statements.

     FIN47, Accounting for Conditional Asset Retirement Obligations - In March 2005, the FASB released FASB Intterpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", ("FIN47"). FIN47 clarifies that the term conditional asset retirement obligation as used in SFAS 143. "Accounting for Asset Retirement Obligations" ("SFAS 143"), as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirment activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognizedd when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN47 during 2005 and does not believe that any asbestos exists in the building that would result in ARO treatment.

     Cautionary Statement for Forward-Looking Information

     This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings; business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in this Annual Report and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) risks inherent in the real estate business, including, but not limited to, tenant defaults, changes in occupancy rates or real estate values, (v) changes in regulatory requirements which could affect the cost of doing business, (vi) general economic conditions, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) changes in federal and state tax laws, and (ix) risks arising from unfavorable decisions in the Company's current material litigation matters, or unfavorable decisions in other supervisory goodwill cases.

     Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that the Company's expectations will be realized.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 2005 and 2004, with maturity dates of less than one year consist of the following:

                                                                    2005                  2004
(in thousands)                                              ===================    =================
                                                            Carrying    Fair       Carrying   Fair
                                                             Value      Value       Value     Value
                                                            --------   -------     --------  --------

U.S. Treasury Bills.......................................  $39,031    $39,034      $8,590    $ 8,586
                                                            =======    ========     =======   =======

Weighted average interest rate............................     3.81%                  1.71%
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

(in thousands)
                                                                       12/31/2005     12/31/2004
Equity Securities Available for Sale:                                  ==========     ==========

Fair value..........................................................     $1,729          $2,112
                                                                         =======         =======
Hypothetical fair value at a 20% increase in market price...........     $2,075          $2,534
                                                                         =======         =======
Hypothetical fair value at a 20% decrease in market price...........     $1,383          $1,690
                                                                         =======         =======

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
and Stockholders of
AmBase Corporation

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) (1) and the related consolidated statement of operations, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)
(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



New York, New York
March 30, 2006

                   AMBASE CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Operations
                           Years Ended December 31

(in thousands, except per share data)                                       2005             2004              2003
                                                                            ====             ====              ====
Revenues:
Rental income.................................................          $    170         $    176          $    320
                                                                        --------         --------          --------
Operating expenses:
Compensation and benefits.....................................             4,212            4,150             3,852
Professional and outside services.............................             2,003            1,422             1,432
Property operating and maintenance ...........................               124              102               119
Depreciation .................................................                51               50                50
Insurance.....................................................                79               90                86
Other operating...............................................               179              190               182
                                                                        --------         --------          --------
                                                                           6,648            6,004             5,721
                                                                        --------         --------          --------
Operating loss................................................            (6,478)          (5,828)           (5,401)
                                                                        --------         --------          --------
Interest income...............................................             1,034              505               334
Realized gains of the sales of investment securities
  available for sale..........................................                20              747                64
Other income..................................................                 -                -                26
                                                                        --------         --------          --------
Loss from continuing operations before income taxes...........            (5,424)          (4,576)           (4,977)
Income tax expense on continuing operations...................               (95)            (120)             (125)
                                                                        --------         --------          --------
Loss from continuing operations...............................            (5,519)          (4,696)           (5,102)
                                                                        --------         --------          --------
Income from operation of discontinued property................               749            1,345             1,543
Gain on disposition...........................................            10,298                -                 -
Income tax expense on discontinued operations.................              (400)               -                 -
                                                                        -------         --------          --------
Income from discontinued operations...........................            10,647            1,345             1,543
                                                                        --------         --------          --------
Net income (loss).............................................          $  5,128         $ (3,351)         $ (3,559)
                                                                        ========         ========          ========
Per share data:
Basic:
Loss from continuing operations...............................          $  (0.12)        $  (0.10)         $  (0.11)
Income from discontinued operations...........................              0.23             0.03              0.03
                                                                        --------         --------          --------
Net income (loss) attributable to common stockholders.........          $   0.11         $  (0.07)         $  (0.08)
                                                                        ========         ========          ========
Assuming dilution:
Loss from continuing operations................................         $  (0.12)        $  (0.10)         $  (0.11)
Income from discontinued operations............................             0.23             0.03              0.03
                                                                        --------         --------          --------
Net income (loss) attributable to common stockholders..........             0.11            (0.07)            (0.08)
                                                                        ========         ========          ========
Weighted average common shares outstanding:
Basic..........................................................           46,234           46,225            46,182
                                                                        ========         ========          ========
Assuming dilution..............................................           46,234           46,225            46,182
                                                                        ========         ========          ========

     The accompanying notes are an integral part of these consolidated financial statements.

                    AMBASE CORPORATION AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 December 31

(in thousands, except for share and per share amounts)                                       2005              2004
                                                                                             ====              ====
Assets:
Cash and cash equivalents.......................................................        $   2,852           $10,124
Investment securities:
    Held to maturity (market value $39,034 and $8,586, respectively)............           39,031             8,590
    Available for sale, carried at fair value...................................            1,729             2,112
                                                                                        ---------           -------
Total investment securities.....................................................           40,760            10,702
                                                                                        ---------           -------
Accounts receivable ............................................................                -                 1
Real estate owned:
     Land.......................................................................              554             6,954
     Buildings..................................................................            1,900            12,810
                                                                                        ---------           -------
                                                                                            2,454            19,764
     Less: accumulated depreciation ............................................             (232)             (763)
                                                                                        ---------           -------
Real estate owned, net..........................................................            2,222            19,001
                                                                                        ---------           -------
Other assets....................................................................               49             1,032
                                                                                        ---------           -------
Total assets....................................................................        $  45,883           $40,860
                                                                                        =========           =======
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities........................................        $   1,568           $ 1,495
Supplemental retirement plan....................................................           14,595            11,594
Other liabilities...............................................................               38             2,197
                                                                                        ---------           -------
Total liabilities...............................................................           16,201            15,286
                                                                                        ---------           -------
Commitments and contingencies...................................................                -                 -
                                                                                        ---------           -------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized,
   46,410,007 issued and 46,233,519 outstanding)................................              464               464
Paid-in capital.................................................................          547,956           547,956
Accumulated other comprehensive loss............................................           (1,395)             (375)
Accumulated deficit.............................................................         (516,658)         (521,786)
Treasury stock, at cost - 176,488 shares........................................             (685)             (685)
                                                                                        ---------           -------
Total stockholders' equity......................................................           29,682            25,574
                                                                                        ---------           -------
Total liabilities and stockholders' equity......................................        $  45,883           $40,860
                                                                                        =========           =======

     The accompanying notes are an integral part of these consolidated financial statements.


                                                        AMBASE CORPORATION AND SUBSIDIARIES
                                            Consolidated Statements of Changes in Stockholders' Equity


                                                             Accumulated other
(in thousands)                  Common       Paid-in           comprehensive        Accumulated    Treasury
                                 stock       capital           income (loss)          deficit        stock       Total
                                =======      ========        =================      ===========    ========      =====
December 31, 2002.............  $   463    $  547,940        $          22          $  (514,876)   $   (647)    $32,902
Net loss......................        -             -                    -               (3,559)          -      (3,559)
Common stock repurchased              -             -                    -                    -         (38)        (38)
Other comprehensive
      income .................        -             -                   62                    -           -          62
                                -------    ----------        ------------------     -----------    ---------    -------
December 31, 2003.............      463       547,940                   84             (518,435)       (685)     29,367

Net loss......................        -                                  -               (3,351)          -      (3,351)
Stock options exercised.......        1            16                    -                    -           -          17
Other comprehensive
      loss ...................        -             -                 (459)                   -           -        (459)
                                -------    ----------        ------------------     -----------    ---------    --------
December 31, 2004.............      464       547,956                 (375)            (521,786)       (685)     25,574
                                -------    ----------        ------------------     -----------    ---------    --------
Net income....................        -             -                    -                5,128           -       5,128
Other comprehensive
      loss ...................        -             -               (1,020)                   -           -      (1,020)
                                -------    ----------        ------------------     -----------    ---------    ---------
December 31, 2005.............  $   464    $  547,956        $      (1,395)         $  (516,658)   $    (685)   $29,682
                                =======    ==========        ==================     ===========    =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                                                       AMBASE CORPORATION AND SUBSIDIARIES
                                            Consolidated Statements of Comprehensive Income (Loss)
                                                            Years Ended December 31
                                                                (in thousands)
                                                                                             2005        2004         2003
                                                                                            ======      ======       ======
Net income
(loss).........................................................................            $ 5,128      $(3,351)     $(3,559)

Minimum pension liability adjustment, net of tax effect of $0..................               (914)        (412)           -

Unrealized holding gains on investment securities - available for sale, net of
       tax effect of $0........................................................               (106)         (47)          62
                                                                                           -------      -------      -------
Comprehensive income
(loss).........................................................................            $ 4,108      $(3,810)     $(3,497)
                                                                                           =======      =======      =======

     The accompanying notes are an integral part of these consolidated financial statements.


                                                    AMBASE CORPORATION AND SUBSIDIARIES
                                                   Consolidated Statements of Cash Flows
                                                            Years Ended December 31

(in thousands)                                                                       2005             2004           2003
                                                                                     ====             ====           ====
Cash flows from operating activities:
Loss from continuing operations..........................................         $(5,519)         $(4,696)       $(5,102)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operations:
    Accretion of discount - investment securities........................            (575)            (115)          (198)
    Depreciation and amortization........................................              51               50             50
    Realized gains on investment securities available for sale...........             (20)            (747)           (64)
Changes in other assets and liabilities:
    Accounts receivable .................................................               1                -              -
    Other assets.........................................................             426             (454)             -
    Accounts payable and accrued liabilities.............................              73              119           (187)
    Other liabilities....................................................             233            2,440          1,646
Other, net...............................................................               2               (2)             -
                                                                                  -------          -------        -------
Net cash used by continuing operating activities.........................          (5,328)          (3,405)        (3,855)
                                                                                  -------          -------        -------
Income from discontinuing operations....................................           10,647            1,345          1,543
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
    Gain from sale of discontinued operations...........................          (10,298)               -              -
    Depreciation and amortization related to discontinued operations....              140              280            279
Changes in other assets and liabilities related to discontinued operations:
    Other assets & other liabilities....................................             (305)            (116)          (125)
                                                                                  -------          -------        -------
Net cash provided by discontinued operations............................              184            1,509          1,697
                                                                                  -------          -------        -------
Net cash used by operating activities...................................           (5,144)          (1,896)        (2,158)
                                                                                  -------          -------        --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity...................          81,627           25,894         50,001
Purchases of investment securities - held to maturity....................        (111,493)         (17,040)       (48,873)
Purchases of investment securities - available for sale..................            (252)         (17,426)        (1,668)
Sales of investment securities - available for sale......................             548           17,790            641
Building improvements....................................................               -                -            (38)
Proceeds from sale of real estate owned..................................          27,442                -              -
                                                                                  -------          -------        -------
Net cash (used) provided by investing activities.........................          (2,128)           9,218             63
                                                                                  -------          -------        -------
Cash flows from financing activities:
Stock options exercised..................................................               -               17              -
Common stock repurchased.................................................               -                -            (38)
                                                                                  -------          -------        -------
Net cash (used) provided by financing activities.........................               -               17            (38)
                                                                                  -------          -------        -------
Net (decrease) increase in cash and cash equivalents.....................          (7,272)           7,339         (2,133)
Cash and cash equivalents at beginning of year...........................          10,124            2,785          4,918
                                                                                  -------          -------        -------
Cash and cash equivalents at end of year.................................         $ 2,852          $10,124        $ 2,785
                                                                                  =======          =======        =======
Supplemental cash flow disclosure:
Income taxes paid........................................................         $   100          $   162        $   135
                                                                                  =======          =======        =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 1 - Organization

     AmBase Corporation (the "Company") is a holding company which, through a wholly owned subsidiary, owns a commercial office building in Greenwich, Connecticut and a 6.3% ownership interest in SDG, Inc. ("SDG"), a development stage pharmaceutical company. The Company previously owned an insurance company and a savings bank.

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

     In July 2005, the Company completed the sale of its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut ("Two Soundview"). Accordingly, the results of operations of Two Soundview have been retroactively reclassified as discontinued operations in the accompanying Consolidated Statement of Operations for the periods presented in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Part II - Item 8 - Note 13 to the Company's Consolidated Financial Statements.

     Note 2 - Summary of Significant Accounting Policies

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
("GAAP"). Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2005 presentation.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

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

     Earnings per share:

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

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


(in thousands, except per share data)                                          2005                2004               2003
Net income (loss):                                                            =====               =====              =====
As reported.....................................................           $   5,128           $  (3,351)         $  (3,559)
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123.....................                (126)                (79)              (104)
                                                                           ---------           ---------          ---------
Pro forma.......................................................           $   5,002           $  (3,430)         $  (3,663)
                                                                           =========           =========          =========
Net income (loss) per common share:
Basic - as reported.............................................           $    0.11           $   (0.07)         $   (0.08)
Basic - pro forma...............................................                0.11               (0.07)             (0.08)
Assuming dilution - as reported.................................                0.11               (0.07)             (0.08)
Assuming dilution - pro forma ..................................                0.11               (0.07)             (0.08)
                                                                           =========           =========          =========

                       AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

     Deferred rent receivable and revenue recognition:

     The Company earns rental income under operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable and the balances of $5,000 and $505,000 as of December 31, 2005 and December 31, 2004, respectively are included in other assets on the Consolidated Balance Sheets. The amount of deferred rent receivable as of December 31, 2004 includes $493,000 relating to Two Soundview. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease when earned and due from tenants.

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

     New Accounting Pronouncements:

     FASB Statement No. 123 (revised 2005), Share-Based Payment - In December 2004, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). This standard requires issuers to measure the cost of equity-based service awards based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (typically the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will initially measure the cost of liability based service awards based on their current fair value. The fair value of that award will be reimbursed subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amout equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Companies can comply with SFAS 123R using one of three transition methods: (1) the modified prospective method; (2) a variation of the modified prospective method; or (3) the modified retrospective method. The provisions of this statement are effective for interim and annual periods beginning after June 15, 2005. The Company will adopt SFAS 123R as of January 1, 2006, and is still evaluating the financial impact on the Company's Consolidated Financial Statements.

     FIN47, Accounting for Conditional Asset Retirement Obligations - In March 2005, the FASB released FASB Intterpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", ("FIN47"). FIN47 clarifies that the term conditional asset retirement obligation as used in SFAS 143. "Accounting for Asset Retirement Obligations" ("SFAS 143"), as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirment activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognizedd when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN47 during 2005 and does not believe that any asbestos exists in the building that would result in ARO treatment.

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

     Investment securities at December 31 consist of the following:

                                               2005                                            2004
                             ==========================================     ===========================================
                                                Cost or                                         Cost or
                              Carrying        Amortized           Fair        Carrying         Amortized           Fair
(in thousands)                   Value             Cost          Value           Value              Cost          Value
                                ======         ========          =====          ======          ========          =====
Held to Maturity:
    U.S. Treasury Bills....... $  39,031       $ 39,031       $ 39,034        $   8,590         $  8,590        $ 8,586
Available for Sale:
     Equity Securities........     1,729          1,798          1,729            2,112            2,075          2,112
                               ---------       --------       --------        ---------         --------       --------
                               $  40,760       $ 40,829       $ 40,763        $  10,702         $ 10,665       $ 10,698
                               =========       ========       ========        =========         ========       ========

     The gross unrealized gains (losses) on investment securities at December 31, consist of the following:

(in thousands)                                                                                 2005                2004
                                                                                               ====                ====
Held to Maturity:
Gross unrealized gains (losses).....................................................        $     3              $   (4)
                                                                                            =======              ======
Available for Sale:
Gross unrealized gains..............................................................        $     -              $   41
                                                                                            =======              ======
Gross unrealized losses.............................................................        $   (69)             $   (4)
                                                                                            =======              ======

     The realized gain on the sale of investment securities available for sale for the years ended December 31, 2005 and 2004, is as follows:

(in thousands)                                                                                 2005                2004
                                                                                               ====                ====
Net sale proceeds...................................................................        $   548              $17,790
Cost basis..........................................................................           (528)             (17,043)
                                                                                            -------              -------
Realized gain.......................................................................        $    20              $   747
                                                                                            ========             =======

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     During 2004, the Company purchased and sold a $7 million U.S. Treasury Note and an $8 million U.S. Treasury Note resulting in gains of $89,000 and $24,000, respectively which are included in realized gains on investment securities in the 2004 Consolidated Statement of Operations.

     Note 4 - Earnings Per Share

     The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

(in thousands, except per share data)                                 2005                2004                  2003
                                                                     =====              ======                ======

Loss from continuing operations...............................  $   (5,519)         $  (4,696)              $  (5,102)
                                                                ==========          =========               =========

Weighted average common shares outstanding ...................      46,234             46,225                  46,182

Effect of Dilutive Securities:
Assumed stock option exercise.................................           -                  -                       -
                                                                ----------          ---------               ---------
Weighted average common shares outstanding assuming dilution..      46,234             46,225                  46,182
                                                                ==========          =========               =========
Loss from continuing operations per common share:
Basic.........................................................  $    (0.12)         $   (0.10)              $   (0.11)
Assuming dilution ............................................       (0.12)             (0.10)                  (0.11)
                                                                ==========          =========               =========

     Options to purchase common stock of 1,440,000 shares in 2005, 1,245,000 shares in 2004 and 1,125,000 shares in 2003 were excluded from the computation of diluted earnings per share because these options were antidilutive in the computation of earnings per share from continuing operations.

     Note 5 - Stockholders' Equity

     Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

     Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                      2005                2004                  2003
                                                                     =====              ======                ======
Balance at beginning of year....................................  46,233,519          46,158,519            46,208,519

Issuance of common shares.......................................           -              75,000                     -

Common shares repurchased.......................................           -                   -               (50,000)
                                                                  ----------          ----------            ----------
Balance at end of year..........................................  46,233,519          46,233,519            46,158,519
                                                                  ==========          ==========            ==========

     The Company issued 75,000 previously authorized common shares during February 2004, in connection with the exercise of an employee stock option at the exercise price of $0.21 per share.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     At December 31, 2005, December 31, 2004, and December 31, 2003, Common Stock balances exclude 176,488 treasury shares carried at an average cost of $3.88 per share, aggregating approximately $685,000.

     At December 31, 2005, there were 5,110,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

     Stockholder Rights Plan:

     On January 29, 1986, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, which entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company's outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company's shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). In the event the rights become exercisable and thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution and expire on February 10, 2011.

     Common Stock Repurchase Plan:

     The Company's Board of Directors has approved and authorized management to establish and implement a common stock repurchase plan (the "Repurchase Plan"). The Repurchase Plan is dependent upon favorable business conditions and acceptable purchase prices for the common stock and allows for the repurchase of up to 10 million shares of the Company's common stock in the open market. During June 2003, the Company repurchased 50,000 shares of common stock at a purchase price of $0.75 per share pursuant to the Repurchase Plan. During February 2006, the Company repurchased 970,000 shares of common stock from an unaffiliated party at a purchase price of $0.58 per share pursuant to the Repurchase Plan.

     Note 6 - Comprehensive Income (Loss)

     Comprehensive income (loss), for the year ended December 31 is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains on investment securities available for sale, and recognition of additional minimum pension liability as follows:

(in thousands)                                 2005                                2004
                               ==================================    ==================================
                               Minimum   Unrealized   Accumulated    Minimum   Unrealized   Accumulated
                               Pension     Gains on         Other    Pension     Gains on         Other
                             Liability   Investment Comprehensive  Liability   Investment Comprehensive
                            Adjustment   Securities        Income  Adjustment   Securities       Income
                            ==========   ========== =============  ==========  =========== ============
Balance beginning of period..$   (412)   $       37 $        (375) $       -   $        84 $         84
Reclassification adjustment for
  gains realized in net loss.       -            (5)           (5)         -          (432)        (432)
Change during the period.....    (914)         (101)       (1,015)      (412)          385          (27)
                             --------    ---------- -------------  ---------   ----------- ------------
Balance end of period........$ (1,326)   $      (69)$      (1,395) $    (412)  $        37 $       (375)
                             ========    ========================  =========   =========== ============

                       AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

     Note 7 - Pension and Savings Plans

     The Company sponsors a non-qualified supplemental retirement plan ("Supplemental Plan") under which one current executive officer of the Company is currently the sole participant. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

     Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)                                                              2005                2004               2003
                                                                            ====                ====               ====
Service cost of current period................................       $     1,031        $        948            $   870
Interest cost on projected benefit obligation.................               769                 710                646
Amortization of unrecognized losses...........................               287                 232                206
                                                                     -----------        ------------            -------
                                                                     $     2,087        $      1,890            $ 1,722
                                                                     ============       ============            =======

     A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year is as follows:

(in thousands)                                                                               2005                  2004
                                                                                             ====                 ====
Projected benefit obligation at beginning of year...............................        $  13,382            $   11,022
Service cost....................................................................            1,031                   948
Interest cost...................................................................              769                   710
Actuarial (gain) loss, including effect of change in assumptions................             (587)                  702
                                                                                        ---------            ----------
Projected benefit obligation at end of year.....................................        $  14,595            $   13,382
                                                                                        =========            ==========

     Accrued pension costs for the Supplemental Plan at December 31, and the major assumptions used to determine these amounts, are summarized below:

(dollars in thousands)                                                                       2005                  2004
                                                                                             ====                  ====
Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested...................................        $  14,595            $   11,594
                                                                                        =========            ==========
Projected benefit obligation for service rendered to date.......................        $  14,595            $   13,382
Unrecognized net loss...........................................................           (1,326)               (2,200)
Accumulated other comprehensive loss............................................            1,326                   412
                                                                                        ---------            ----------
Accrued pension costs...........................................................        $  14,595            $   11,594
                                                                                        =========            ==========
Major assumptions:
Discount rate...................................................................             5.50%                 5.75%
Rate of increase in future compensation.........................................                -                   6.0%
                                                                                        =========            ===========

     The Company's accrued pension liability under the Supplemental Plan as of December 31, 2005, was increased by an additional minimum liability to reflect the amount of the unfunded accumulated benefit obligation under the Supplemental Plan at December 31, 2005. This additional minimum liability was recorded as a charge to other comprehensive loss in 2005.

     The liability for the Supplemental Plan increased to $14,595,000 at December 31, 2005 from $11,594,000 at December 31, 2004. The increased liability is the result of additional accrued service vesting, interest cost on the liability, and the recognition of a minimum pension liability adjustment as a result of the use of an updated mortality table and changes in certain assumptions. The Supplemental Plan liability is further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     The Personnel Committee of the Board of Directors of the Company (the "Personnel Committee") had been reviewing the Supplemental Plan and the Company's related liability, including the desirability of continuing to maintain and administer the Supplemental Plan, the untying of Mr. Bianco's future employment with the Company from the timing of his Supplemental Plan benefit payment(s), the Company's overall financial position, and the desirability of future accruals under the Supplemental Plan after Mr. Bianco's current employment contract expires on May 31, 2007. In connection with this review, the Personnel Committee had been considering various options, including whether or not to terminate and/or curtail the Supplemental Plan. Mr. Bianco (the Company's Chairman, President and Chief Executive Officer, and the former President and Chief Executive Officer of Carteret Savings Bank, FA), is the only current employee of the Company who participates in the Supplemental Plan and his Supplemental Plan benefit is fully vested. For purposes of computing his accrued benefit under the Supplemental Plan, Mr. Bianco had 14.67 years of credited service as of December 31, 2005, and, assuming continued employment with the Company, will have 16.08 years of credited service upon the expiration of his current employment contract with the Company on May 31, 2007. His accrual percentage under the Supplemental Plan is 4%, in effect from the time of his initial employment with the Company, and in accordance with the Supplemental Plan, he has had the entitlement to receive his Supplemental Plan benefit in either a lump-sum or an annuity upon termination of his employment with the Company.

     During March 2006, the Personnel Committee entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement; (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's bonus will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table; and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The lump-sum Supplemental Plan benefit payment to Mr. Bianco will be paid to him from the Company's available financial resources.

     The Supplemental Plan has been amended to provide for its automatic termination immediately following the payment to Mr. Bianco of his lump-sum benefit under the Supplemental Plan on or about May 31, 2007. In accordance with the accounting for the Supplemental Plan's scheduled termination on or about May 31, 2007, in accordance with GAAP, the ultimate liability relating to the anticipated termination of the Supplemental Plan is not reflected in the financial statements presented herein, as all conditions for the final termination of the Supplemental Plan have not yet been met. Based on the actuarially determined accrued pension costs calculated in accordance with GAAP, the Company will continue to recognize an expense for the Supplemental Plan and the Supplemental Plan liability will increase through the date on which the Supplemental Plan is terminated.

                     AMBASE CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's compensation eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $50,000, $45,000 and $36,000 in 2005, 2004 and 2003, respectively. All contributions are subject to maximum limitations contained in the Code.

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

     Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company's Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2005, 2004, or 2003.

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

                     AMBASE CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

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

     The Company's 1985 Stock Option Plan (the "1985 Plan"), provided for the granting of up to 2,000,000 shares of stock options for the purchase of up to 2,000,000 shares of Common Stock to salaried employees, through May 22, 1995. No additional stock options are outstanding or can be awarded under the 1985 Plan. Under the 1985 Plan, there were 75,000 shares under option outstanding and exercisable as of December 31, 2002 and December 31, 2003 at a weighted average exercise price of $0.21 per share. In February 2004, the outstanding stock option, under the 1985 Plan, for 75,000 common shares was exercised.

                       AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

     Incentive  plan activity is  summarized  as follows:

                                                                        1993 Stock
(shares in thousands)                                                  Incentive  Plan
                                                             =================================
                                                                                      Weighted
                                                               Shares                  Average
                                                                Under                 Exercise
                                                               Option                   Price
                                                              --------                ----------
Outstanding  at December 31, 2002.................               1,095                $     1.27
Expired...........................................                 (45)                     4.02
                                                              --------
Outstanding   at  December  31,   2003............               1,050                $     1.15
Expired...........................................                 (45)                     4.02
Granted...........................................                 240                      0.66
Exercised.........................................                   -                         -
                                                              --------
Outstanding at December 31, 2004..................               1,245                $     1.00
Expired...........................................                 (45)                     4.02
Granted...........................................                 240                      0.81
                                                              --------
Outstanding at December 31, 2005..................               1,440
                                                              ========
Options exercisable at:
     December 31, 2005............................                 912                $    1.00
       December 31, 2004..........................                 614                     1.14
     December 31, 2003............................                 285                     1.81
                                                              ========

     The following table summarizes information about the Company's stock options outstanding and exercisable under the 1993 Plan at December 31, 2005, as follows:

(shares in thousands)              Options Outstanding                                          Options Exercisable
                        ==============================================              ==============================================
                                          Weighted
                                           Average
                                         Remaining           Weighted                                          Weighted
       Range of                        Contractual            Average                                           Average
       Exercise                               Life           Exercise                                          Exercise
         Prices         Shares          (in years)              Price                  Shares                     Price
         ======          =====            ========            =======                   =====                   =======
 $0.60 to $0.90            700                   3               0.71                     340                      0.66
       $0.95                15                   4               0.95                      15                      0.95
$1.09 to $1.19             700                   3               1.14                     532                      1.13
 $2.56 to $3.65             25                   3               3.00                      25                      3.00
                      --------                                                       --------
          Total          1,440                                                            912
                      ========                                                       ========

     The Company has adopted the disclosure only provisions of Statement 123, but continues to apply APB 25 in accounting for employee stock options. No compensation expense, attributable to stock incentive plans, has been charged to earnings. The fair value of stock options granted by the Company in 2005 and 2004 used to compute pro forma net income (loss) and earnings per share disclosures is the estimated fair value at date of grant.

                       AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

     The Black-Scholes option pricing model was used to estimate the fair value of the options at grant date based on factors as follows:

                                                                 2005       2004
                                                                =====       ====
Estimated Dividend yield..............................              0%         0%
Volatility............................................           0.44       0.46
Risk free interest rate...............................           4.24%      4.30%
Expected life in years................................              6          6
Weighted  average  fair
  value at grant date.................................          $0.39      $0.32
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

     Note 9 - Income Taxes

     The components of income tax expense for continuing operations for the years ended December 31 are as follows:

(in thousands)                                                              2005                2004               2003
                                                                            ====                ====               ====
Income tax expense - current state and local..................         $     (95)           $   (120)          $    (125)
                                                                       ----------           ----------         ---------
Total                                                                  $     (95)           $   (120)          $   (125)
                                                                       =========            =========          =========

     The components of pretax income (loss) and the difference between income taxes from continuing operations, computed at the statutory federal rate of 35% in 2005, 2004 and 2003, and the provision for income taxes from continuing operations for the years ended December 31 follows:

(in thousands)                                                              2005                2004               2003
                                                                            ====                ====               ====
Loss from continuing operations before income taxes.............       $  (5,424)           $ (4,576)           $ (4,977)
                                                                           =====                ====               ====
Tax (expense) benefit:
Tax at statutory federal rate...................................       $   1,898            $  1,602            $  1,742
Accounting loss benefit not recognized..........................          (1,898)             (1,602)             (1,742)
State income taxes..............................................             (95)               (120)               (125)
                                                                       ---------            --------            --------
Income tax expense..............................................       $     (95)           $   (120)           $   (125)
                                                                       =========            ========            ========

     The Company expects to utilize net operating loss ("NOL") carryforwards and alternative minimum tax ("AMT") NOL carryforwards as available to offset taxable income generated from the sale of Two Soundview as discussed in Part II - Item 8
- Note 13 to the Company's consolidated financial statements. However, due to limitations on the amount of NOL carryforwards that may be utilized against current year taxable income, the income tax provision of $400,000 for discontinued operations is attributable to a provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state income tax amounts for 2004 and 2003, respectively, primarily consist of a minimum tax on capital to the state of Connecticut.

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

     In March 2000, the Company filed several carryback claims and amendments to previously filed carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS Appeals officials completed their review of the Carryback Claims, and disallowed them. The Company is currently considering whether to file suit for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. Even if the Company files suit, the Company can give no assurances as to the final amount of refunds, if any, or when they might be [received.

                      AMBASE CORPORATION AND SUBSIDIAIRES
            Notes to Consolidated Financial Statements (continued)

     Based upon the Company's federal income tax returns as filed from 1993 to 2004 (subject to IRS audit adjustments), excluding the NOL carryforwards expected to be utilized in 2005 and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at December 31, 2005, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:


                2009              2,600,000
                2010              5,300,000
                2012              1,100,000
                2018              5,400,000
                2019              4,000,000
                2020              2,600,000
                2021              4,000,000
                2022              3,200,000
                2023              1,800,000
                2024                700,000
                               ------------
                                $30,700,000
                                ===========

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

     The Company has calculated a net deferred tax asset of $32 million and $34 million as of December 31, 2005 and 2004, respectively, arising primarily from NOL's and alternative minimum tax credits (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

     Note 10 - Legal Proceedings

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     (a) Litigation with SDG, Inc. In September 2000, the Company filed a lawsuit in the United States District Court for the District of Connecticut (Case No. 3:00CV1694 (DJS)) (the "Court") against SDG Inc. ("SDG"), and certain of its officers and directors to pursue various claims against such parties, including, but not limited to, the claims that SDG failed to honor a binding contract which granted the Company the right to act as the exclusive investment banking/financial advisor to SDG, and its subsidiaries and affiliates. SDG filed various counterclaims. A trial in this matter was completed during May 2003, and all parties submitted post trial briefs during August 2003. On August 3, 2005, the Court issued its decision denying all the Company's claims and the defendants' counterclaims. The Company filed a Notice of Appeal with the United States of Appeals for the Second Circuit on September 6, 2005. Thereafter, the parties entered into successful settlement negotiations. On March 31, 2006, the parties will file a stipulation with the Court withdrawing the appeal. The Company remains a shareholder in SDG and AMDG and will continue to monitor the status of SDG and its subsidiary, AMDG, Inc.

                    AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

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

                    AMBASE CORPORATION AND SUBSIDIAIRES
           Notes to Consolidated Financial Statements (continued)

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

     On January 12, 2005, Judge Smith denied the government's motion to dismiss the Company's remaining claims arising out of damages for breach of contract. On March 15, 2005, the United States Department of Justice and the FDIC each filed motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. The Company's filed its reply to these motions on March 29, 2005. In April 2005, Judge Smith heard oral argument on the United States Department of Justice and the FDIC motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. Because Judge Smith's ruling on the receivership deficit issue is not a final order, both Judge Smith and the Court of Appeals for the Federal Circuit would have to agree to an appeal of that issue at this time. Following the April 2005 oral argument, Judge Smith entered an order, on April 25, 2005, staying resolution of the motions to certify an interlocutory appeal pending the holding of a "show cause" hearing. Judge Smith indicated at the oral argument that the purpose of the show cause hearing was to allow the Company to outline the evidence and arguments it was prepared to offer in order to challenge the validity and size of the receivership deficit. Judge Smith directed the parties to attempt to reach agreement regarding a schedule for the completion of discovery on receivership deficit issues, and he directed the parties to submit to the Court such an agreed proposed discovery schedule, or, if the parties are unable to reach agreement, separate proposed schedules for discovery, in early May 2005. Judge Smith further encouraged the parties to discuss the procedures and schedule for the show cause hearing, and to provide the Court with a proposed order on such matters.

                    AMBASE CORPORATION AND SUBSIDIAIRES
           Notes to Consolidated Financial Statements (continued)

     In accordance with the Court's direction, the parties agreed upon a schedule for the completion of fact discovery and procedures for the show cause proceeding. In accordance with the parties' agreement, Judge Smith entered an order on May 23, 2005, providing that fact discovery would be completed within 45 days of the completion of document production by the Government. The May 23, 2005 order further provides that (i) 45 days after the close of discovery, the Company is to file a statement of issues summarizing the respects in which the receivership books allegedly overstate or misstate the receivership deficit;
(ii) 45 days after the filing of the Company's statement of issues, the United States and the FDIC are to file responses; and (iii) 15 days after the filing of such responses, the Company is to file a reply. In the event the Company determines that it will rely upon expert testimony regarding the parties and depositions of such experts.

     In May and June of 2005, the Government provided the Company with access to Carteret's documents and documents relating to the management of the receivership. The Company selected approximately 3 million pages of documents to be imaged at the Government's expense. On September 15, 2005, a status conference was held before Judge Smith. The Government indicated that it would complete production of all the images of the selected materials by the end of September 2005. Additionally, at the status conference, all parties agreed that the schedule previously set forth by the Court's May 23, 2005 order should be changed in one respect: the Company will be given 75 days from the completion of the document production to complete discovery. In all other respects, the schedule set forth by the May 23, 2005 order will remain in effect. The Court issued an order on September 26, 2005 memorializing this agreement. On January 11, 2006, the Court held a status conference. At that time, the Court indicated that the document production would be deemed complete as of that date. The Court's order of January 13, 2006, memorialized this ruling. Accordingly, fact discovery will be complete in April 2006, and the statement of issues will be due in May of 2006. A status conference has been set for April 11, 2006, to discuss further proceedings. No assurance can be given regarding the ultimate outcome of the litigation.

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

     Note 11 - Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents, and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity and investment securities available for sale are based on current market quotations. The carrying value of applicable other liabilities approximates their fair value. See note 13 herein for information regarding the Company's sale of Two Soundview in July 2005.

                    AMBASE CORPORATION AND SUBSIDIAIRES
           Notes to Consolidated Financial Statements (continued)

     Note 12 - Property Owned

     The Company owns one commercial office building in Greenwich, Connecticut that contains 14,500 square feet. The Company utilizes a small portion of the office space for its executive offices with the remaining square footage available for lease to unaffiliated third parties. Depreciation expense is recorded on a straight-line basis over 39 years. The building is carried at cost, net of accumulated depreciation of $232,000 at December 31, 2005. At December 31, 2004, building and improvements are net of $763,000 of accumulated depreciation, which includes $582,000 of accumulated depreciation for Two Soundview, which was sold in July 2005, as further discussed in note 13 herein. At December 31, 2004, other liabilities in the Consolidated Balance Sheet include $305,000 of tenant security deposits relating to Two Soundview. See note 13 herein for information regarding the Company's sale of Two Soundview in July 2005.

     The property is leased to tenants under operating leases with varying terms. Future minimum rentals receivable from tenants under non-cancelable operating leases, excluding tenant reimbursements of operating expenses and real estate tax escalations, are approximately as follows:

                                                                 December 31
                                                                =============
         2006...............................................    $      83,875

     Note 13 - Discontinued Operations

     In May 2005, the Company entered into an agreement to sell Two Soundview, originally purchased in December 2002, to Ceruzzi Holdings, LLC, an unaffiliated third party. In July 2005, the Company completed the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing adjustments. As a result of the sale of Two Soundview, the results of operations of Two Soundview have been designated as discontinued operations, and the Consolidated Statements of Operations for the periods presented herein have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions, in accordance with SFAS 144. A gain from the sale, of $10,298,000, is reflected in the Company's financial statements for the year ending December 31, 2005.

     Net gain on sale of real estate is as follows:

(in thousands)
Gross sales price.............................................................                     $28,000
Less:  Transactions costs.....................................................                        (558)
                                                                                                   -------
Net cash proceeds.............................................................                      27,442
Less:
    Real estate carrying value (net of accumulated depreciation of $722,000)..                     (16,588)
    Other assets..............................................................                        (556)
                                                                                                   -------
Net gain on sale of real estate...............................................                     $10,298
                                                                                                   =======

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

     Income from discontinued operations, as summarized below, for the twelve months periods ended December 31, 2005, reflects the results of operations of Two Soundview and the net gain realized upon disposition.

                    AMBASE CORPORATION AND SUBSIDIAIRES
           Notes to Consolidated Financial Statements (continued)

     Income from discontinued operations is as follows:

(in thousands)                                                   2005            2004                 2003
Revenues:                                                        ====            ====                 ====
Rental income.............................................   $  1,158         $ 2,053             $  2,258
Operating expenses:
Professional and outside services.........................         25              47                   44
Property operating and maintenance........................        231             357                  372
Depreciation..............................................        140             280                  279
Insurance.................................................         11              17                   14
Other operating...........................................          2               7                    6
                                                             --------         -------             --------
                                                                  409             708                  715
                                                             --------         -------             --------
Income from operation of discontinued property............        749           1,345                1,543
Gain on disposition.......................................     10,298               -                    -
Income tax expense on discontinued operations.............       (400)              -                    -
                                                             --------         -------             --------
Income from discontinued operations.......................   $ 10,647         $ 1,345             $  1,543
                                                             ========         =======             ========


     The Company expects to utilize NOL carryforwards and AMT NOL carryforwards as available to offset taxable income generated from sale of Two Soundview as discussed in Note 9 to the Company's consolidated financial statements. However, dut to limitations on the amount of NOL carryforwards that may be utilized against current year taxable income, the income tax provision of $400,00 for discontinued operations is attributable to provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes.

     Note 14 - Quarterly Financial Information (unaudited)

     Summarized quarterly financial information follows:

                                                First            Second            Third            Fourth         Full
(in thousands, except per share data)         Quarter           Quarter          Quarter           Quarter         Year
2005:                                           =====             =====            =====             =====        =====
Revenues................................     $     43         $      43          $    41          $     43      $   170
Operating expenses......................        1,823             1,791            1,621             1,413        6,648
Operating loss..........................       (1,780)           (1,748)          (1,580)           (1,370)      (6,478)
                                             ========         =========          =======          ========      =======
Loss from continuing operations.........     $ (1,665)        $  (1,632)         $(1,427)         $   (795)     $(5,519)
Income (loss) from discontinued
     operations (a)(b)                            341               345           10,361              (400)      10,647
                                             --------         ---------          -------          --------      -------
Net income (loss) (a)...................     $ (1,324)        $  (1,287)         $ 8,934          $ (1,195)     $ 5,128
                                             ========         =========          =======          ========      =======
Per common share data:
Loss from continuing operations.........     $  (0.03)        $  (0.04)          $ (0.03)         $  (0.02)     $(0.12)
Income (loss) from discontinued
     operations (a).....................            -             0.01              0.22             (0.01)       0.23
                                             --------         ---------          -------          --------      ------
Net income (loss) (a)...................     $  (0.03)        $  (0.03)          $  0.19          $  (0.03)     $ 0.11
2004:                                        ========         ========           =======          ========      ======
Revenues................................     $     42         $     48           $    49          $     37      $  176
Operating expenses......................        1,287            1,311             1,322             2,084       6,004
Operating loss..........................       (1,245)          (1,263)           (1,273)           (2,047)     (5,828)
                                             ========         =========          =======          ========      =======
Loss from continuing operations.........     $ (1,053)        $   (941)          $(1,038)         $ (1,664)    $(4,696)
Income from discontinued operations.....          323              327               344               351       1,345
                                             --------         ---------          -------          --------      ------
Net income (loss).......................     $   (730)        $   (614)          $  (694)         $ (1,313)    $(3,351)
                                             ========         ========           =======          ========      ======
Per common share data:
Loss from continuing operations.........     $  (0.02)        $  (0.02)          $ (0.02)         $  (0.04)     $ (0.10)
Income from discontinued operations.....            -             0.01              0.01              0.01         0.03
                                             --------         ---------          -------          --------      ------
Net income (loss).......................     $  (0.02)        $  (0.01)          $ (0.01)         $  (0.03)     $ (0.07)
                                             ========         ========           =======          ========      =======

     (a) Results for the third quarter and full year 2005, includes a gain of $10,298,000 from the sale of real estate.

     (b) The loss from discontinued operations for the fourth quarter 2005, is attributable to an additional tax provision of $250,000 for discontinued operations and reclassification of $150,000 of the tax provision for the nine months ended September 30, 2005 from continuing operations to discontinued operations.

     Note 15 - Subsequent  Events

     During February 2006, the Company repurchased 970,000 shares of common stock from an unaffiliated party at a purchase price of $0.58 per share pursuant to the Company's Repurchase Plan.

     As more fully discussed in Note 7 herein, during March 2006, the Personnel Committee entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement; (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's bonus will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table; and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The lump-sum Supplemental Plan benefit payment to Mr. Bianco will be paid to him from the Company's available financial resources.

     The Supplemental Plan has been amended to provide for its automatic termination immediately following the payment to Mr. Bianco of his Supplemental Plan lump-sum benefit on or about May 31, 2007. In accordance with the accounting for the Supplemental Plan's scheduled termination on or about May 31, 2007, in accordance with GAAP, the ultimate liability relating to the anticipated termination of the Supplemental Plan is not reflected in the financial statements presented herein, as all conditions for the final termination of the Supplemental Plan have not yet been met. Based on the actuarially determined accrued pension costs calculated in accordance with GAAP, the Company will continue to recognize an expense for the Supplemental Plan and the Supplemental Plan liability will increase through the date on which the Supplemental Plan is terminated.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

     ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.



     ITEM 9B. OTHER INFORMATION

     None.

     PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2006, under the captions "Proposal No. 1 - Election of Director" and "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2005 fiscal year.

     Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers. A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     ITEM 11. EXECUTIVE COMPENSATION

     For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2006, under the captions "Executive Compensation" and "Employment Contracts", which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2005 fiscal year.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2005 as follows:

                         Shares to be issued          Weighted average
                         upon exercise of             exercise price of            Shares available for
                         outstanding options          outstanding options           future issuance
                         ===================          ===================          ====================
Equity Compensation
   Plans approved
   by stockholders               1,440,000                  $   0.96                        3,560,000

Equity Compensation
   Plan not approved
   By stockholders                       -                         -                          110,000
                         -----------------            -------------------          --------------------
Total                            1,440,000                  $   0.96                        3,670,000
                         =================            ===================          ====================

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

     For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2006, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2005 fiscal year.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information concerning Principal Accountant Fees and Services is set forth by the Company under the heading "Proposal 2 - Appointment of Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2006, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2005 fiscal year.

     PART IV

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Documents filed as a part of this report:

1.   Index to Financial Statements:                                                                            Page

         AmBase Corporation and Subsidiaries:
              Report of Independent Registered Public Accounting Firm...........................................15
              Consolidated Statements of Operations.............................................................16
              Consolidated Balance Sheets.......................................................................17
              Consolidated Statements of Changes in Stockholders' Equity........................................18
              Consolidated Statements of Comprehensive Income (Loss) ...........................................18
              Consolidated Statements of Cash Flows.............................................................19
              Notes to Consolidated Financial Statements........................................................20

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

     4. Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996 and November 1, 2000 and November 9, 2005), (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000), and the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, respectively).

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

     10E.  AmBase  Supplemental  Retirement Plan  (incorporated  by reference to
Exhibit 10C to the Company's Annual Report on Form 10-K for the year ended December 31, 1989) and as amended March 30, 2006, included herein.

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

     10H. Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, for employment from June 1, 2007 through May 31, 2012, included herein.

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

     AMBASE CORPORATION



/s/ RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)
Date: March 31, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




/s/ RICHARD A. BIANCO                    /s/ JOHN P. FERRARA
Chairman, President,                     Vice President, Chief Financial
Chief Executive Officer and Director     Officer and Controller
Date: March 31, 2006                     (Principal  Financial and Accounting
                                         Officer)
                                         Date: March 31, 2006



/s/ ROBERT E. LONG                       /s/ SALVATORE TRANI
Director                                 Director
Date: March 31, 2006                     Date: March 31, 2006



/s/ PHILIP M. HALPERN
Director
Date:  March 31, 2006

                    AMBASE CORPORATION AND SUBSIDIARIES
           SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                            December 31, 2005
                         (dollars in thousands)


COLUMN A               COLUMN B               COLUMN C               COLUMN D               COLUMN E
--------               --------               --------               --------               --------
                                                                     Cost Capitalized
                                                                     Subsequent to          Gross Amount at which Carried at
                                       Initial Cost to Company       Acquisition                  the Close of the Period
                                       =======================       ================       ================================
                                                 Building &                                             Building &
Description          Encumbrances     Land       Improvements        Improvements           Land        Improvements      Total
===========          ===========      ======     ============        ============           =====       ============      =======
Office Building:
Greenwich, CT        $         -      $  554     $     1,880         $         20           $ 554       $      1,900      $ 2,454
                     -----------      ------     -----------         ------------           -----       ------------      -------
Total...........     $         -      $  554     $     1,880         $         20           $ 554       $      1,900      $ 2,454
                     ===========      ======     ===========         ============           =====       ============      =======

                                                                                                        [Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A               COLUMN F               COLUMN G               COLUMN H               COLUMN I
--------               --------               --------               --------               -------------------------

                       Accumulated                                                          Life on Which Depreciated
Description            Depreciation           Date Constructed       Date Acquired          Latest Income Statement
===========            ============           ================       =============          ==========================
Office Building:
Greenwich, CT          $        232                       1970       Apr.-01                      39 years
                       ------------           ================       =============          ==========================
Total...........       $        232
                       ============

[a] Reconciliation of total real estate carrying value is as follows:

                                              Year Ended            Year Ended         Year Ended
                                          December 31, 2005     December 31,2004    December 31, 2003
                                          =================     ================    =================
Balance at beginning of year............. $          19,764     $         19,764    $          19,726
Improvements.............................                 -                    -                   38
Acquisitions.............................                 -                    -                    -
Dispositions.............................           (17,310)
                                          ------------------    ----------------    -----------------
Balance at end of year................... $           2,454     $         19,764    $          19,764
                                          =================     ================    =================
Total cost for federal tax
purposes at end of each year............. $           2,454     $         19,764    $          19,764
                                          =================     ================    =================

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year............. $             763     $            433    $             104
Depreciation expense.....................               191                  330                  329
Dispositions.............................              (722)                   -                    -
                                          ------------------    ----------------    -----------------
Balance at end of year................... $             232     $            763    $             433
                                          =================     ================    =================

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco               Robert E. Long          Salvatore Trani         Philip M. Halpern
Chairman, President and         Chairman, Chief         Executive Vice          Managing Partner
Chief Executive Officer         Executive Officer       President               Collier, Halpern, Newberg,
AmBase Corporation              GLB Group, Inc.         BGC Partners, L.P.      Nolletti & Bock, LLP

AmBase Officers
Richard A. Bianco               John P. Ferrara
Chairman, President and         Vice President, Chief Financial Officer
Chief Executive Officer         and Controller

INVESTOR INFORMATION

Annual Meeting of Stockholders                                                  Corporate Headquarters

The 2006 Annual Meeting is currently  scheduled to be held                      AmBase Corporation
at 9:00 a.m. Eastern Time, on Friday, May 19, 2006, at:                         100 Putnam Green, 3rd Floor
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

 Independent Registered Public Accountants                                      Number of Stockholders

 PricewaterhouseCoopers LLP                                                     As of February 28, 2006, there were
 PricewaterhouseCoopers Center                                                  approximately 15,000 stockholders.
 300 Madison Avenue, 32nd Floor
 New York, NY  10017