Form 10-Q
period 2006-03-31
AMBASE CORP
filed 2006-05-15
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X]            Quarterly Report Pursuant to Section
                        13 or 15(d) of the Securities
                           Exchange Act of 1934


                For the quarterly period ended March 31, 2006

                                       or

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO ________

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

YES ________     NO     X

     At  May  11,  2006,  there  were  45,263,519  shares   outstanding  of  the
registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2006

TABLE OF CONTENTS                                                                                             Page
                                                                                                             ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................20

Item 4.      Controls and Procedures.............................................................................21

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................21

Item 1A.     Risk Factors........................................................................................22

Item 2.      Exhibits............................................................................................22

Signatures   ....................................................................................................22

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
(in thousands, except for share and per share amounts)
                                                                                      March 31,       December 31,
                                                                                           2006               2005
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   1,665         $    2,852
Investment securities:
    Held to maturity (market value $37,912 and $39,034, respectively).............       37,904             39,031
    Available for sale, carried at fair value ....................................        1,640              1,729
                                                                                       --------           --------
Total investment securities.......................................................       39,544             40,760
                                                                                       --------           --------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                       --------           --------
                                                                                          2,454              2,454
  Less:  accumulated depreciation.................................................         (245)              (232)
                                                                                       --------           --------
Real estate owned, net............................................................        2,209              2,222
Other assets......................................................................           37                 49
                                                                                       --------           --------
Total assets......................................................................   $   43,455         $   45,883
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      793         $    1,568
Supplemental retirement plan......................................................       15,059             14,595
Other liabilities.................................................................           36                 38
                                                                                       --------           --------
Total liabilities.................................................................       15,888             16,201
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and,
   outstanding)                       .............................                         464                464
Paid-in capital...................................................................      547,978            547,956
Accumulated other comprehensive income............................................       (1,484)            (1,395)
Accumulated deficit...............................................................     (518,143)          (516,658)
Treasury stock, at cost - 1,146,488 and 176,488 shares, respectively..............       (1,248)              (685)
                                                                                       --------           --------
Total stockholders' equity........................................................       27,567             29,682
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   43,455         $   45,883
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.



                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                                           Three Months
                                                                                          2006         2005
Revenues:                                                                                 ====         ====
Rental income.....................................................................     $    41       $    43

Operating expenses:
Compensation and benefits.........................................................       1,088         1,170
Professional and outside services.................................................         718           546
Property operating and maintenance................................................          31            28
Depreciation......................................................................          13            13
Insurance.........................................................................          17            16
Other operating...................................................................          46            50
                                                                                      ----------     ----------
                                                                                         1,913         1,823
                                                                                      ----------     ----------
Operating loss....................................................................      (1,872)       (1,780)
                                                                                      ----------     ----------
Interest income...................................................................         420           125
Realized gains on sales of investment securities..................................           -            20
                                                                                      ----------     ----------
Loss from continuing operations before
     income taxes.................................................................      (1,452)       (1,635)
Income tax expense................................................................         (33)          (30)
                                                                                      ----------     ----------
Loss from continuing operations...................................................      (1,485)       (1,665)
                                                                                      ----------     ----------
Income from operation of discontinued property....................................           -           341
                                                                                      ----------     ----------
Income from discontinued operations...............................................           -           341
                                                                                      ----------     ----------
Net loss..........................................................................    $ (1,485)      $(1,324)
                                                                                      ==========     ==========
Per share data:
Basic:
Loss from continuing operations...................................................    $  (0.03)      $ (0.04)
Income from discontinued operations...............................................           -          0.01
                                                                                      ----------     ----------
Net loss attributable to common
     Stockholders.................................................................    $  (0.03)      $ (0.03)
                                                                                      ============   ==========
Assuming dilution:
Loss from continuing operations...................................................    $  (0.03)      $ (0.04)
Income from discontinued operations...............................................           -          0.01
                                                                                      ----------     ----------
Net loss attributable to common
     Stockholders.................................................................    $  (0.03)      $ (0.03)
                                                                                      ==========     ==========
Weighted average common shares outstanding:
Basic.............................................................................      45,829        46,234
                                                                                      ==========     ==========
Diluted...........................................................................      45,829        46,234
                                                                                      ==========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)

                                                                                                  Three Months
                                                                                               2006         2005
                                                                                               =====        =====

Net loss..........................................................................          $(1,485)     $(1,324)

Unrealized holding losses on investment securities
     available for sale...........................................................              (89)        (182)
                                                                                            -------      -------

Comprehensive loss...................................................................       $(1,574)     $(1,506)
                                                                                            =======      =======

     The accompanying notes are an integral part of these consolidated financial statements.



                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)

                                                                                           2006          2005
                                                                                           ====          ====
Cash flows from operating activities:
Loss from continuing operations.......................................................  $(1,485)       $(1,665)
Adjustments to reconcile loss from continuing to net cash used by continuing operations:
    Depreciation and amortization.....................................................       13             13
    Accretion of discount - investment securities.....................................        -            (43)
    Realized gains on investment securities available for sale.......................         -            (20)
    Stock-based compensation expense..................................................       22              -
Changes in other assets and liabilities:
    Accrued interest receivable.......................................................        5              -
    Other assets......................................................................       12            379
    Accounts payable and accrued liabilities..........................................     (775)          (771)
    Suuplemental retirement plan and other liabilities................................      462         (1,326)
    Other, net........................................................................        2              2
                                                                                        --------     ----------
Net cash used by continuing operating activities......................................   (1,744)        (3,431)
                                                                                        --------     ----------
Income from discontinuing operations..................................................        -            341
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
    Depreciation and amortization related to discontinued operations..................        -             70
Changes in other assets and liabilities related to discontinued operations:
    Consolidated other assets & other liabilities.....................................        -             50
                                                                                        --------     ----------

Net cash provided by discontinued operations..........................................        -            461
                                                                                        --------     ----------
Net cash used by operating activities.................................................   (1,744)        (2,970)
                                                                                        --------     ----------
Cash flows from investing activities:
Maturities of investment securities - held to maturity................................   28,098          8,615
Purchases of investment securities - held to maturity.................................  (26,978)        (8,615)
Purchases of investment securities - available for sale...............................        -            548
Sales of investment securities - available for sale...................................        -           (252)
                                                                                        --------     ----------
Net cash provided by investing activities.............................................    1,120            296
                                                                                        --------     ----------
Cash flows from financing activities:
Common stock repurchased..............................................................     (563)             -
                                                                                        --------     ----------
Net cash used by financing activities.................................................     (563)             -
                                                                                        --------     ----------
Net decrease in cash and cash equivalents.............................................   (1,187)        (2,674)
Cash and cash equivalents at beginning of period......................................    2,852         10,124
                                                                                        --------     ----------
Cash and cash equivalents at end of period............................................  $ 1,665      $   7,450
                                                                                        ========     ==========
Supplemental cash flow disclosures:
Income taxes paid.....................................................................  $   427      $      38
                                                                                        ========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 1 - Organization

     The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

     In July 2005, the Company completed the sale of its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut ("Two Soundview"). Accordingly, the results of operations of Two Soundview for the periods ended prior to the July 2005 sale have been retroactively reclassified as discontinued operations in the accompanying Consolidated Statement of Operations in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Note 7 herein for further information.

     The Company's management expects that operating cash needs for the remainder of 2006 will be met principally by the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents, rental income received, and the Company's current financial resources.

     Note 2 - Recent Accounting Pronouncements

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," ("SFAS 123R"), using the modified prospective approach and therefore has not restated results for prior periods. Under this method, stock-based compensation expense for all stock-based compensation awards ended March 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006,for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 10 to the Company's consolidated financial statements for a further discussion of stock-based compensation.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 3 - Legal Proceedings

     The information contained in Item 8 - Note 10 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. On April 11, 2006, Judge Smith held a status conference. The Court confirmed that the Company's statement of issues relating to the size of the receivership deficit will be due in June 2006. The Government's brief will be due in July 2006, and AmBase's reply will be due in August 2006. A status conference to discuss further proceedings in this matter will be held in September 2006. No assurance can be given regarding the ultimate outcome of the litigation.

     Both the Court of Federal Claims and the Court of appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. Castle v. United States, 301F.3d 1328 (Fed. Cir. 2002; Bailey v. United States, 341F.3d 1342 (Fed. Cir. 2003) petition for certiorari which was filed January 26, 2004. In April 2004, the Company filed an amicus brief in support of the petition for certiorari filed by Bailey. In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Claims decision in the Company's case, as well as other decisions in Winstar-related cases, are publicly available and may be relevant to the Supervisory Goodwill Company's claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

     Litigation with SDG, Inc. On March 31, 2006, the parties filed a stipulation with the Court withdrawing the appeal. The Appeals Court ordered the case withdrawn on April 5, 2006. The Company remains a shareholder in SDG and AMDG and will continue to monitor the status of SDG and its subsidiary, AMDG, Inc.

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

     Investment securities consist of the following:

                                            March 31, 2006                              December 31, 2005
                             ======================================           ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======           ========     ==========         ======
Held to Maturity:
U.S. Treasury Bills......     $ 37,904        $ 37,904     $ 37,912           $ 39,031      $ 39,031       $  39,034

Available for Sale:
Equity Securities.........       1,640           1,798        1,640              1,729         1,798           1,729
                             ---------       ---------     --------           --------      --------       ---------
                             $  39,544       $  39,702     $ 39,552           $ 40,760      $ 40,829       $  40,763
                             =========       =========     ========           ========      ========       =========

     The gross unrealized gains (losses) on investment securities, at March 31, 2006 and December 31, 2005 consist of the following:

(in thousands)                                                                                  2006         2005
                                                                                              =======       ======
Held to Maturity:
Gross unrealized gain ............................................................            $     8       $    3
                                                                                              =======       ======
Available for Sale:
Gross unrealized gains............................................................            $    20       $    -
                                                                                              =======       ======

Gross unrealized losses...........................................................            $  (178)      $  (69)
                                                                                              ========      ======

     The realized gain on the sales of investment securities available for sale for the three months ended March 31, 2005 was as follows:

                                                                                             Three Months
(in thousands)                                                                                   2005
                                                                                             ============

Net sale proceeds.................................................................              $  548
Cost basis........................................................................                (528)
                                                                                               ----------
Realized gains....................................................................              $   20
                                                                                               ==========

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 6 - Property Owned

     As of March 31, 2006, the Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes a small portion of the office space for its executive offices, with the remaining square footage available for lease to unaffiliated third parties.

     Depreciation expense is recorded on a straight-line basis over 39 years. The building and improvements are carried at cost, net of accumulated depreciation of $245,000 and $232,000, at March 31, 2006 and December 31, 2005, respectively.

     The Company earns rental income under operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the terms of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable and the balances of $2,000 and $5,000 as of March 31, 2006 and December 31, 2005, respectively are included in other assets on the Consolidated Balance Sheets. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease when earned and due from tenants.

     Included in property operating and maintenance are expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses, which have not been reduced by amounts reimbursable by tenants pursuant to applicable lease agreements.

     See Note 7 herein for information regarding the Company's sale of Two Soundview in July 2005.

     Note 7 - Discontinued Operations

     In May 2005, the Company entered into an agreement to sell Two Soundview, originally purchased in December 2002, to Ceruzzi Holdings, LLC, an unaffiliated third party. In July 2005, the Company completed the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing costs and adjustments. As a result of the sale of Two Soundview, the results of operations of Two Soundview have been designated as discontinued operations, and the Consolidated Statements of Operations for the periods ended prior to the July 2005 sale have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions, in accordance with SFAS 144. A gain from the sale, of $10,298,000, was reflected in the Company's financial statements for the year ending December 31, 2005.

     Income from discontinued operations, as summarized below, for the three month period ended March 31, 2005, reflects the results of operations of Two Soundview.

     Income from discontinued operations is as follows:

                                                                                                    Three Months
(in thousands)                                                                                          2005
Revenues:                                                                                           ============
Rental income.................................................................................      $    530
Operating expenses:
Professional and outside services.............................................................            11
Property operating and maintenance............................................................           103
Depreciation..................................................................................            70
Insurance.....................................................................................             4
Other operating...............................................................................             1
                                                                                                    ------------
                                                                                                         189
                                                                                                    ------------
Income from operation of discontinued property................................................      $    341
                                                                                                    ============

     No adjustment for income taxes has been reflected in the income from discontinued operations presented above as the Company has sufficient regular net operating loss ("NOL") carryforwards and alternative minimum tax carryforwards to offset the income.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Note 8 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $32 million as of March 31, 2006 and December 31, 2005, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based upon the Company's federal income tax returns as filed from 1993 to 2004 (subject to IRS audit adjustments), excluding the NOL carryforwards expected to be utilized in 2005, and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above at March 31, 2006, the Company has NOL carryforwards aggregating approximately $31 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

     Note 9 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition of additional minimum pension liability, as follows:

                                                                                       Three Months Ended
(in thousands)                                                                           March 31, 2006
                                                                             =======================================
                                                                             Unrealized      Minimum      Accumulated
                                                                               Gains on      Pension            Other
                                                                             Investment    Liability    Comprehensive
                                                                             Securities   Adjustment           Income
                                                                             ==========   ==========    =============
Balance beginning of period................................................. $     (69)   $   (1,326)   $     (1,395)

Reclassification adjustment for
  gains realized in net loss................................................         -             -               -
Change during the period....................................................       (89)            -             (89)
                                                                             ----------   ----------    ------------
Balance end of period....................................................... $   (158)    $   (1,326)   $     (1,484)
                                                                             ==========   ==========    ============


                                                                                       Three Months Ended
(in thousands)                                                                           March 31, 2006
                                                                             =======================================
                                                                             Unrealized      Minimum      Accumulated
                                                                               Gains on      Pension            Other
                                                                             Investment    Liability    Comprehensive
                                                                             Securities   Adjustment           Income
                                                                             ==========   ==========    =============
Balance beginning of period................................................. $       37   $     (412)   $     (375)

Reclassification adjustment for gains
        realized in net loss................................................         (5)           -            (5)

Change during the period....................................................       (177)           -          (177)
                                                                             ----------   ----------    -------------
Balance end of period....................................................... $     (145)  $     (412)   $     (557)
                                                                             ==========   ==========    =============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 10 - Stock-Based Compensation

     Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of March 31, 2006, there were 3,760,000 shares available for future stock option grants. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application method and therefore has not restated results for prior periods. Under this method, stock-based compensation expense for the three months ended March 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of two years.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     During the three months ended March 31, 2006, the Company recorded compensation expense of $22,000 relating to unvested stock options. Compensation expense relating to stock options is recorded as a reduction to additional paid in capital in the statement of stockholders' equity. Prior to 2006, as permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25's intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had the Company adopted SFAS 123R in the prior period, the impact of that standard would have approximated the impact of SFAS 123 in the disclosure of pro-forma net income (loss) and earnings per share described as follows:

                                                                            March 31,           March 31,
(in thousands, except per share data)                                          2006                2005
Net loss:                                                                     =====               =======
As reported...............................................................  $ (1,485)           $  (1,324)
Add:  stock-based employee compensation expense included in
    reported net loss... .................................................        22                    -
Deduct: total stock-based employee compensation expense
    determined under fair value based methods for all awards..............       (22)                 (31)
                                                                            --------            ----------
Pro forma.................................................................  $ (1,485)           $  (1,355)
                                                                            ========            ==========
Net loss per common share:
Basic - as reported.......................................................  $  (0.03)           $   (0.03)
Basic - pro forma.........................................................     (0.03)               (0.03)
Assuming dilution - as reported...........................................     (0.03)               (0.03)
Assuming dilution - pro forma ............................................     (0.03)               (0.03)
                                                                            ========            ==========

     The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option valuation model ("Black-Scholes") that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant. No adjustments were made in 2006 to the input assumptions for the calculation of the fair value of stock options granted in 2005 and prior years from the pro forma amounts previously presented in the Company's prior period financial statements.

     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and price volatility. The assumptions noted herein represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted herein. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the period ending March 31, 2006. The per share grant date weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted during the period ended March 31, 2005, are as follows:

                                                                                      March 31,
                                                                                        2005
                                                                                    -------------
       Weighted average fair value at grant date...........................              $0.39
       Expected dividend yield.............................................                  0%
       Risk-free interest rate.............................................               4.24%
       Expected volatility.................................................               0.44
       Expected life in years..............................................                  6

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     The following table reports stock option activity during the three month period ended March 31, 2006:

                                                                                   Weighted
                                                                      Weighted     Average
                                                                       Average     Remaining
                                                                         of        Exercise
                                                          Number      Exercise    Contractual
                                                          Shares        Price    Life (in years)
                                                       ------------   ---------  --------------
       Outstanding at January 1, 2006.........           1,440,000       $0.96
       Expired................................            (200,000)       0.66
                                                       -----------     -------
       Outstanding at March 31, 2006.........            1,240,000       $1.01           5.16
                                                       ===========     =======           ====
       Exercisable at March 31, 2006.........            1,036,000       $1.02           5.09
                                                       ===========     =======           ====

     At March 31, 2006, the exercise price of stock options outstanding was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is reflected above.

The following table presents information regarding non-vested share activity during the three month period ended March 31, 2006:

                                                                       Weighted
                                                                        Average
                                                           Number of  Grant-Date
                                                            Shares    Fair Value
                                                           ---------  ----------
       Non-vested at January 1, 2006............             528,000     $0.44
       Vested during period.....................            (324,000)    $0.41
                                                           ---------    ------
       Non-vested at March 31, 2006............              204,000     $0.47
                                                           =========    ======

     The total fair value of shares vested during the three month period ended March 31, 2006 and 2005, was $134,000 and $88,000, respectively. As of March 31, 2006, there was $66,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan. That cost is expected to be recognized over a weighted-average period of 0.75 years.

     Options to purchase 1,240,000 shares of common stock for the three months ended March 31, 2006, and 1,440,000 shares of common stock for the three months ended March 31, 2005, were excluded from the computation of diluted earnings per share because these options were antidilutive.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


     Note 11 - Pension and Savings Plans

     The Company sponsors a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), under which only one current executive officer of the Company is currently the sole participant. The cost of the Supplemental Plan is actuarially determined and is accrued but not funded.

     Pension expense for the Supplemental Plan was as follows:

                                                                                               Three Months Ended
                                                                                           -------------------------
                                                                                            March 31,     March 31,
(in thousands)                                                                                2006          2005
                                                                                           ==========     ==========
Service cost of current period...................................................          $     263      $     257
Interest cost on projected benefit obligation....................................                201            192
Amortization of unrecognized losses..............................................                  -             72
                                                                                           ----------     -----------
                                                                                           $     464      $      521
                                                                                           ==========     ===========

     The liability for the Supplemental Plan, which is accrued but not funded, increased to $15,059,000 at March 31, 2006 from $14,595,000 at December 31, 2005. The Supplemental Plan liability reflects the actuarially determined accrued pension costs calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The increased liability is the result of additional accrued service and interest cost on the liability. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     The Personnel Committee of the Board of Directors of the Company (the "Personnel Committee") had been reviewing the Supplemental Plan and the Company's related liability, including the desirability of continuing to maintain and administer the Supplemental Plan, the untying of Mr. Bianco's future employment with the Company from the timing of his Supplemental Plan benefit payment(s), the Company's overall financial position, and the desirability of continued accruals under the Supplemental Plan after Mr. Bianco's current employment contract expires on May 31, 2007. In connection with this review, the Personnel Committee had been considering various options, including whether or not to terminate and/or curtail the Supplemental Plan. Mr. Bianco (the Company's Chairman, President and Chief Executive Officer, and the former President and Chief Executive Officer of Carteret Savings Bank, FA), is the only current employee of the Company who participates in the Supplemental Plan and his Supplemental Plan benefit is fully vested. For purposes of computing his accrued benefit under the Supplemental Plan, Mr. Bianco had 14.92 years of credited service as of March 31, 2006, and assuming continued employment with the Company, will have 16.08 years of credited service upon the expiration of his current employment contract with the Company on May 31, 2007. His accrual percentage under the Supplemental Plan is 4%, in effect from the time of his initial employment with the Company, and in accordance with the Supplemental Plan, he has had the entitlement to receive his Supplemental Plan benefit in either a lump-sum or an annuity upon termination of his employment with the Company.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     During March 2006, the Company entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement; (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's bonus will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead, on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004, mortality table; and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The lump-sum Supplemental Plan benefit payment to Mr. Bianco will be paid to him from the Company's available financial resources.

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

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the employee's compensation eligible for deferral. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $52,000 for the three months ended March 31, 2006, and $45,000 for the three months ended March 31, 2005. All contributions are subject to maximum limitations contained in the Code.

     Note 12 - Common Stock Repurchase Plan

     In January 2002, the Company announced a common stock repurchase plan (the "Repurchase Plan") which allows for the repurchase by the Company for up to 10 million shares of its common stock in the open market.

     The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.

                                           (a) Total (b) (c) Total Number
                                           Number of          Average     Shares Purchased           (d) Maximum Number
                                              Shares       Price Paid  as Part of Publicly       Shares that may yet be
                                           Purchased        per Share      Announced Plans     Purchased under the Plan
                                     ---------------    ------------------------------------  ---------------------------------
January 1, 2006 - January 31, 2006.....           -                 -            50,000                9,950,000
February 1, 2006 - February 28, 2006...     970,000       $      0.58         1,020,000                8,980,000
March 1, 2006 - March 31, 2006.........           -                 -         1,020,000                8,980,000
                                      -------------
                                            970,000
                                           ========

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets;
(iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

     Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that the Company's expectations will be realized.

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company's Annual Report on Form 10-K for the year ended December 31, 2005. As a result of the sale of the Company's 38,000 square foot office building at Two Soundview Drive in Greenwich, CT ("Two Soundview") in July 2005, the results of operations of Two Soundview have been designated as discontinued operations, and the Consolidated Statements of Operations for the periods presented herein have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions. See Part I - Item 1 - Note 7 for additional information concerning the sale of Two Soundview in July 2005.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at March 31, 2006, aggregated $43,455,000 consisting principally of cash and cash equivalents of $1,665,000, investment securities of $39,544,000 and real estate owned of $2,209,000. At March 31, 2006, the Company's liabilities aggregated $15,888,000. Total stockholders equity was $27,567,000.

     The liability for the Company's non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), which is accrued but not funded, increased to $15,059,000 at March 31, 2006 from $14,595,000 at December 31, 2005. The Supplemental Plan liability reflects the actuarially determined accrued pension costs calculated in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The increased liability is the result of additional accrued service and interest cost on the liability. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     The Personnel Committee of the Board of Directors of the Company (the "Personnel Committee") had been reviewing the Supplemental Plan and the Company's related liability, including the desirability of continuing to maintain and administer the Supplemental Plan, the untying of Mr. Bianco's future employment with the Company from the timing of his Supplemental Plan benefit payment(s), the Company's overall financial position, and the desirability of future accruals under the Supplemental Plan after Mr. Bianco's current employment contract expires on May 31, 2007. In connection with this review, the Personnel Committee had been considering various options, including whether or not to terminate and/or curtail the Supplemental Plan. Mr. Bianco (the Company's Chairman, President and Chief Executive Officer, and the former President and Chief Executive Officer of Carteret Savings Bank, FA), is the only current employee of the Company who participates in the Supplemental Plan and his Supplemental Plan benefit is fully vested. For purposes of computing his accrued benefit under the Supplemental Plan, Mr. Bianco had 14.92 years of credited service as of March 31, 2006, and, assuming continued employment with the Company, will have 16.08 years of credited service upon the expiration of his current employment contract with the Company on May 31, 2007. His accrual percentage under the Supplemental Plan is 4%, in effect from the time of his initial employment with the Company, and in accordance with the Supplemental Plan, he has had the entitlement to receive his Supplemental Plan benefit in either a lump-sum or an annuity upon termination of his employment with the Company.

     During March 2006, the Company entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement; (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's bonus will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead, on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table; and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The lump-sum Supplemental Plan benefit payment to Mr. Bianco will be paid to him from the Company's available financial resources.

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

     For additional information with regard to the Supplemental Plan, see Part I
- Item 1 - Note 11 to the Company's consolidated financial statements.

     For the three months ended March 31, 2006, cash of $1,744,000 was used by continuing operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first three months of 2006 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents, rental income and to a lesser extent the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2006.

     For the three months ended March 31, 2005, cash of $3,431,000 was used by continuing operations, including the payment of prior year accruals (including the legal accrual described below), and operating expenses partially offset by the receipt of rental income, interest income, and investment earnings.

     In March 2005, the Company paid $1,867,000 of previously incurred legal fees and other expenses relating to the Company's defense of a withholding obligation issue with the Internal Revenue Service ("IRS") which was successfully concluded in October 2001. The Company had previously accrued these costs which were reflected in other liabilities in prior period financial statements.

     The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets. Discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including the Supervisory Goodwill litigation see Part I - Item 1 - Note 3.

     As of March 31, 2006, the Company owns one commercial office buildings in Greenwich, Connecticut. The building is approximately 14,500 square feet and is available for lease to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices.

     See Part I - Item 1 - Note 7 for further information concerning the sale of the Company's 38,000 square foot building in July 2005. A gain from the sale, of approximately $10 million, was reflected in the Company's financial statements for the third quarter and nine month periods ending September 30, 2005.

     There are no material commitments for capital expenditures as of March 31, 2006. See Part I - Item 1 - Note 11 to the Company's consolidated financial statements for information regarding the Supplemental Plan lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), expected to be paid on or about May 31, 2007. Inflation has had no material impact on the business and operations of the Company.

     During February 2006, the Company repurchased 970,000 shares of common stock from an unaffiliated party at a purchase price of $0.58 per share pursuant to the Company's Repurchase Plan. See Part I - Item 1 - Note 12 for further information regarding the Company's purchase of common stock pursuant to its common stock repurchase plan.

     In December 2004, the Financial Accounting Standards Board ("FASB") released SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of Statement 123. SFAS 123R supersedes Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123R is effective for fiscal years beginning after December 15, 2005; however, early adoption is permitted. The Company adopted SFAS 123R effective on January 1, 2006. In accordance with SFAS 123R, the Company has applied the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. For further information regarding the Company's adoption of SFAS 123R and its impact on the Company's financial statements, see Part I - Item 1 - Note 10 to the Company's consolidated financial statements.

     Results of Operations for the Three Months ended March 31, 2006 vs. The Three Months Ended March 31, 2005

CONTINUING OPERATIONS

     The Company's main source of operating revenue has recently been rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2006 will be met principally by the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents, the Company's current financial resources, and rental income on real estate owned.

     As indicated herein, as a result of the sale, the operating results of the Company's Two Soundview property for the periods ended prior to the July 2005 sale have been reclassified to discontinued operations and accordingly, rental income from real estate owned represents the Company's remaining property and was $41,000 for the three months ended March 31, 2006 as compared to $43,000 for the three months ended March 31, 2005. The decreased amount of $41,000 in 2006, compared to $43,000 in 2005, is principally the result of a slight decrease in tenant reimbursables in 2006 versus the same 2005 period.

     Compensation and benefits expenses decreased to $1,088,000 in the three months ended March 31, 2006, compared with $1,170,000 in respective 2005 period. The decrease was principally the result of a lower level of incentive compensation and Supplemental Plan benefit accruals, offset slightly by an increase in other benefit costs. Included in compensation and benefits is an accrual for the Supplemental Plan of $464,000 for the three months period ended March 31, 2006, compared to $521,000 for the same 2005 period. As noted above, the Company adopted Statement 123R effective on January 1, 2006. In accordance with SFAS 123R, the Company has applied the "modified prospective" method in which compensation cost for stock options is recognized beginning with the effective date. During the three months ended March 31, 2006, the Company recorded $22,000 of compensation expense relating to stock options. In accordance with the "modified prospective" method, no compensation expense relating to stock options was recorded for the three months ended March 31, 2005. For further information regarding the Company's adoption of SFAS 123R and its impact on the Company's financial statements, see Part I - Item 1 - Not 10 to the Company's consolidated financial statements.

     Professional and outside services expenses increased to $718,000 in the three months ended March 31, 2006, compared to $546,000 in the respective 2005 period. The increase in the 2006 three month period, as compared to the respective 2005 period, is principally the result of a higher level of legal fees relating to the Supervisory Goodwill litigation as a result of discovery relating to the Show Cause hearing and, to a lesser extent, other corporate professional fees.

     Property operating and maintenance expenses were $31,000 for the three months ended March 31, 2006, compared to $28,000 in the respective 2005 period. The increased expenses in the 2006 three month period, compared to the same 2005 period, is generally due to increased utilities costs and repairs and maintenance expenses. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income for the three months ended March 31, 2006, increased to $420,000 from $125,000 in the respective 2005 period, is principally due to an increase in the aggregate amount of cash equivalents and investment securities invested as a result of the cash proceeds received in connection with the sale of real estate owned in July 2005, and to a lesser extent, an increased yield on investments due to rising interest rates, as further discussed in Part I - Item 1 - Note 7.

     No investment securities available for sale were sold in the three months ended March 31, 2006. For the three months ended March 31, 2005, realized gains on sales of investment securities available for sale were $20,000.

     The income tax provisions of $33,000 and $30,000 for the three months ended March 31, 2006 and March 31, 2005, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

     DISCONTINUED OPERATIONS

     As discussed in Part I - Item 1 - Note 7, in July 2005, the Company completed the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing adjustments. A gain from the sale of $10,298,000 is reflected in the Company's financial statements for the year ending December 31, 2005.

     Income from discontinued operations was $341,000 for the three months ended March 31, 2005.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                      March 31, 2006             December 31, 2005
                                                   ====================        ======================
                                                   Carrying        Fair        Carrying          Fair
                                                      Value       Value           Value         Value
(in thousands)                                     --------       -----        --------         -----

U.S. Treasury Bills.........................       $ 37,904     $ 37,912       $ 39,031      $ 39,034
                                                   ========     ========       ========      ========

Weighted average interest rate..............           4.27%                       3.81%
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

(In thousands)                                                             March 31,      December 31,
                                                                            2006             2005
Equity Securities Available for Sale:                                  ==========       ==========

Fair value .........................................................      $1,640           $1,729
                                                                          ======           ======
Hypothetical fair value at a 20% increase in market price...........      $1,968           $2,075
                                                                          ======           ======
Hypothetical fair value at a 20% decrease in market price...........      $1,312           $1,383
                                                                          ======           ======

     Item 4. CONTROLS AND PROCEDURES

     Our disclosure controls and procedures include our controls and other procedures to ensure that information required to be disclosed in this and other reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure and to ensure that such information in recorded, processed, summarized and reported within the time periods. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file (under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, and summarized and reported with adequate timeliness.

     There have been no changes during the most recent fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially effect our internal control over financial reporting.

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

     Item 1A. RISK FACTORS

     There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part I of Form 10-K.

     Item 2. EXHIBITS

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


     AMBASE CORPORATION



     /s/ John P.  Ferrara
-------------------------------
By JOHN P.  FERRARA
Vice  President,  Chief  Financial Officer and
Controller
(Duly  Authorized  Officer and Principal  Financial and
Accounting Officer)


Date:  May 15, 2006