Form 10-Q
period 2006-06-30
AMBASE CORP
filed 2006-08-11
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]            Quarterly Report Pursuant to Section
                         13 or 15(d) of the Securities
                              Exchange Act of 1934


                 For the quarterly period ended June 30, 2006

                                       or

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

Large Accelerated Filer      Accelerated Filer       Non-Accelerated Filer X
                       ------                 -------                 --------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------------

     At July 30, 2006, there were 45,213,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2006

TABLE OF CONTENTS                                                                                              Page
                                                                                                              ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................17

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................21

Item 4.      Controls and Procedures.............................................................................22

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................22

Item 1A.     Risk Factors........................................................................................22

Item 2.      Exhibits............................................................................................23

Item 3.      Submission of Matters to a Vote of Security Holders.................................................23

Signatures   ....................................................................................................23

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
              (in thousands, except for share and per share amounts)
                                                                                       June 30,       December 31,
                                                                                           2006               2005
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   2,019             $2,852
Investment securities:
    Held to maturity (market value $36,510 and $39,034, respectively).............       36,556             39,031
    Available for sale, carried at fair value ....................................        1,646              1,729
                                                                                       --------           --------
Total investment securities.......................................................       38,202             40,760
                                                                                       --------           --------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                       --------           --------
                                                                                          2,454              2,454
  Less:  accumulated depreciation.................................................         (258)              (232)
                                                                                       --------           --------
Real estate owned, net............................................................        2,196              2,222
Other assets......................................................................          101                 49
                                                                                       --------           --------
Total assets......................................................................   $   42,518         $   45,883
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      992         $    1,568
Supplemental retirement plan......................................................       15,822             14,595
Other liabilities.................................................................           33                 38
                                                                                       --------           --------
Total liabilities.................................................................       16,847             16,201
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
   outstanding)...................................................................          464                464
Paid-in capital...................................................................      548,000            547,956
Accumulated other comprehensive loss..............................................       (1,194)            (1,395)
Accumulated deficit...............................................................     (520,327)          (516,658)
Treasury stock, at cost - 1,196,488 and 176,488 shares, respectively..............       (1,272)              (685)
                                                                                       --------           --------
Total stockholders' equity........................................................       25,671             29,682
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   42,518         $   45,883
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                      (in thousands, except per share data)
                                                             Second Quarter                  Six Months
                                                        2006           2005              2006          2005
Revenues:                                               ====           ====              ====          ====
Rental income...............................         $    49         $   43           $    90        $   86

Operating expenses:
Compensation and benefits...................           1,596          1,105             2,684          2,275
Professional and outside services...........           1,003            661             1,721          1,114
Property operating and maintenance .........              30             42                61             70
Depreciation  ..............................              12             12                25             25
Insurance...................................              28             28                45             44
Other operating ............................              60             36               106             86
                                                     -------         ------           -------        -------
                                                       2,729          1,884             4,642          3,614
                                                     -------         ------           -------        -------
Operating loss .............................          (2,680)        (1,841)           (4,552)        (3,528)
                                                     -------         ------           -------        -------
Interest income.............................             457            146               877            271
Other income................................              72              -                72              -
Realized gains on sales of investment
 securities.................................               -              -                 -             20
                                                     -------         ------           -------        -------
Loss from continuing operations before
     income taxes...........................          (2,151)        (1,695)           (3,603)        (3,237)
Income tax expense..........................             (33)           (30)              (66)           (60)
                                                     -------         ------           -------        -------
Loss from continuing operations.............          (2,184)        (1,725)           (3,669)        (3,297)
                                                     -------         ------           -------        -------
Income from discontinued operations.........               -            345                 -            686
                                                     -------         ------           -------        -------
Net loss....................................         $(2,184)       $(1,380)          $(3,669)       $(2,611)
                                                     =======         ======           =======        =======
Per share data:
Basic:
Loss from continuing operations.............         $ (0.05)       $ (0.04)          $ (0.08)       $ (0.07)
Income from discontinued operations.........               -           0.01                 -           0.01
                                                     -------        -------           -------        -------
Net loss attributable to common
     stockholders...........................         $ (0.05)       $ (0.03)          $ (0.08)       $ (0.06)
                                                     =======        =======           =======        =======
Assuming dilution:
Loss from continuing operations.............         $ (0.05)       $ (0.04)          $ (0.08)       $ (0.07)
Income from discontinued operations.........               -           0.01                 -           0.01
                                                     -------        -------           -------        -------
Net loss attributable to common
     stockholders...........................         $ (0.05)       $ (0.03)          $ (0.08)       $ (0.06)
                                                     =======        =======           =======        =======
Weighted average common shares outstanding:
Basic.......................................          45,259         46,234            45,544         46,234
                                                     =======        =======           =======         ======
Diluted.....................................          45,259         46,234            45,544         46,234
                                                     =======        =======           =======         ======

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)

                                                                            Second Quarter        Six Months
                                                                          2006        2005     2006         2005
                                                                          ======      =====    =====        =====

Net loss..............................................................   $(2,184)   $(1,380)  $(3,669)    $(2,611)

Amortization of minimum pension liability adjustment..................       284          -       284           -

Unrealized holding gains on investment securities
     available for sale...............................................         6        108       (83)        (74)
                                                                         -------    -------   -------     -------

Comprehensive loss....................................................   $(1,894)   $(1,272)  $(3,468)    $(2,685)
                                                                         ======     =======   =======     =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)

                                                                                           2006          2005
                                                                                           ====          ====
Cash flows from operating activities:
Loss from continuing operations.......................................................  $(3,669)       $(3,297)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operations:
    Depreciation and amortization.....................................................       26             26
    Accretion of discount - investment securities.....................................       (9)           (83)
     Realized gains on investment securities available for sale.......................        -            (20)
    Stock-based compensation expense..................................................       44              -
    Amortization of minimum pension liability adjustment..............................      284              -
Changes in other assets and liabilities:
    Accrual interest receivable.......................................................       64              -
    Other assets......................................................................       38            330
    Accounts payable and accrued liabilities..........................................     (576)          (674)
    Supplemental retirement plan and other liabilities................................    1,222           (806)
    Other, net........................................................................        -              2
                                                                                        -------        -------
Net cash used by continuing operating activities......................................   (2,576)        (4,522)
                                                                                        -------        -------
Income from discontinuing operations..................................................        -            686
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
    Depreciation and amortization related to discontinued operations..................        -            140
Changes in other assets and liabilities related to discontinued operations:
    Consolidated other assets & other liabilities.....................................        -             45
                                                                                        -------        -------

Net cash provided by discontinued operations..........................................        -            871
                                                                                        -------        -------
Net cash used by operating activities.................................................   (2,576)        (3,651)
                                                                                        -------        -------
Cash flows from investing activities:
Maturities of investment securities - held to maturity................................   78,576         17,283
Purchases of investment securities - held to maturity.................................  (76,246)       (17,301)
Purchases of investment securities - available for sale...............................        -           (252)
Sales of investment securities - available for sale...................................        -            548
                                                                                        -------        -------
Net cash provided by investing activities.............................................    2,330            278
                                                                                        -------        -------
Cash flows from financing activities:
Common stock repurchased..............................................................     (587)             -
                                                                                        -------        -------
Net cash used by financing activities.................................................     (587)             -
                                                                                        -------        -------
Net decrease in cash and cash equivalents.............................................     (833)        (3,373)
Cash and cash equivalents at beginning of period......................................    2,852         10,124
                                                                                        -------        -------
Cash and cash equivalents at end of period............................................  $ 2,019        $ 6,751
                                                                                        =======        =======
Supplemental cash flow disclosures:
Income taxes paid.....................................................................  $   490        $    87
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

Note 2 - Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition threshold of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the new requirements in the first quarter of 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," ("SFAS 123R"), using the modified prospective approach and therefore has not restated results for prior periods. Under this method, stock-based compensation expense for the three months ended March 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 10 herein for a further discussion of stock-based compensation.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. The Company filed its Statement of Issues relating to the size of the receivership deficit in June 2006. The Government's and the FDIC's responses to the Statement of Issues will be due in August 2006, and the Company's reply will be due in September 2006. A status conference to discuss further proceedings has been scheduled for September 2006. No assurance can be given regarding the ultimate outcome of the litigation.

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

     Litigation with SDG, Inc. In September 2005, the Company filed a Notice of Appeal with the United States of Appeals for the Second Circuit. Thereafter, the parties entered into successful settlement negotiations that resulted in payment to the Company in the total amount of $72,000. On April 5, 2006, the parties filed a stipulation with the Court withdrawing the appeal. The Appeals Court ordered the case withdrawn on April 5, 2006. The Company remains a shareholder in SDG and AMDG and will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. The Company remains a shareholder in SDG and AMDG, but has no current carrying value for this investment, as the Company's original cost basis was previously written off.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Delaware Court of Chancery Section 220 Books and Records Action: Two stockholders who hold approximately 12% of the Company's common stock had previously made demand in January 2004 to inspect certain Company's books and records pursuant to Section 220 of the Delaware General Corporation Law. The
Company opposed the request on various grounds, and the stockholders brought suit in March 2004 to compel inspection of certain Company books and records. In August 2005, the Court of Chancery issued a Memorandum Opinion finding that the stockholders had met the technical requirements of Section 220 and had stated a proper purpose under Section 220, and were legally entitled to inspect specified books and records, but declined to find the Company liable for the stockholders' attorney's fees.

Note 4 - Cash and Cash Equivalents

     Highly  liquid  investments,   consisting  principally  of  funds  held  in
short-term money market accounts with original maturities of less than three months, are classified as cash equivalents.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 5 - Investment Securities

     Investment securities - held to maturity consist of U.S. Treasury Bills and a U.S. Treasury Note with original maturities of one year or less and are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

     Investment securities - available for sale, consist of investments in equity securities held for an indefinite period and are carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

Investment securities consist of the following:

                                           June 30, 2006                                December 31, 2005
                             ======================================           ====================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======           ========      =========          ======
Held to Maturity:
U.S. Treasury Bills......     $ 20,164        $ 20,164     $ 20,166           $ 39,031      $ 39,031         $ 39,034
U.S. Treasury Note......        16,392          16,392       16,344                  -             -                -
                             -----------     -----------   ----------         ----------    ---------        ---------
                                36,556          36,556       36,510             39,031         39,031          39,034
                             -----------     -----------   ----------         ----------    ---------        ---------
Available for Sale:
Equity Securities.........       1,646           1,798        1,646              1,729          1,798           1,729
                             -----------     -----------   ----------         ----------    ----------       ---------
                             $  38,202       $  38,354     $ 38,156           $ 40,760      $  40,829        $ 40,763
                             ===========     ===========   ==========         ==========    ==========       =========

     The gross unrealized gains (losses) on investment securities, at June 30, 2006 and December 31, 2005 consist of the following:

(in  thousands)                                                                    2006      2005
                                                                                  ======    ======
Held to Maturity:
Gross unrealized gains..........................................................  $   2     $   3
                                                                                  ======    =======
Gross unrealized losses.........................................................  $ (48)    $   -
                                                                                  ======    =======
Available for Sale:
Gross unrealized gains..........................................................  $  16     $   -
                                                                                  ======    =======
Gross unrealized losses.........................................................  $(168)    $ (69)
                                                                                  ======    =======

     The realized gain on the sales of investment securities available for sale for the six months ended June 30, 2005 was as follows:

                                                                                Six Months
(in thousands)                                                                     2005
                                                                                  ======

Net sale proceeds...............................................................  $  548
Cost basis......................................................................    (528)
                                                                                  ------
Realized gains..................................................................  $   20
                                                                                  ======

     No investment securities were sold during the second quarter or six month periods ended June 30, 2006 or during the second quarter period ended June 30, 2005.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 6 - Property Owned

     As of June 30, 2006, the Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes a small portion of the office space for its executive offices, with the remaining square footage available for lease to unaffiliated third parties.

     Depreciation expense is recorded on a straight-line basis over 39 years. The building and improvements are carried at cost, net of accumulated depreciation of $257,000 and $232,000, at June 30, 2006 and December 31, 2005, respectively.

     The Company earns rental income under operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the terms of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable and the balance of $5,000 as of December 31, 2005, is included in other assets on the Consolidated Balance Sheets. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease when earned and due from tenants.

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

     Income from discontinued operations, as summarized below, for the second quarter and six months periods ended June 30, 2005, reflects the results of operations of Two Soundview.

Income from discontinued operations is as follows:

                                                                                     Second Quarter      Six Months
(in thousands)                                                                            2005              2005
Revenues:                                                                            ==============      ==========
Rental income...................................................................     $          530      $    1,060
Operating expenses:
Professional and outside services...............................................                 11              22
Property operating and maintenance..............................................                 98             201
Depreciation....................................................................                 70             140
Insurance.......................................................................                  5               9
Other operating.................................................................                  1               2
                                                                                     --------------      ----------
                                                                                                185             374
                                                                                     --------------      ----------
Income from discontinued operations.............................................     $          345      $      686
                                                                                     ==============      ==========

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company expects to utilize net operating loss ("NOL") carryforwards and alternative minimum tax NOL carryforwards as available to offset taxable income generated from the sale of Two Soundview. However, due to limitations on the amount of NOL carryforwards that may be utilized against taxable income, an income tax provision of $400,000 for discontinued operations, attributable to provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes was recorded in the forth quarter ended December 31, 2005.

Note 8 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $32 million as of June 30, 2006 and December 31, 2005, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based upon the Company's federal income tax returns as filed from 1993 to 2004 (subject to IRS audit adjustments), excluding the NOL carryforwards expected to be utilized in 2005, and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above at June 30, 2006, the Company has NOL carryforwards aggregating approximately $31 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

Note 9 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition of additional minimum pension liability, as follows:

                                        Second Quarter Ended                       Six Months Ended
(in thousands)                             June 30, 2006                             June 30, 2006
                               ======================================   =========================================
                               Unrealized      Minimum    Accumulated   Unrealized     Minimum      Accumulated
                               Gains (Losses)  Pension    Other         Gains (Losses) Pension      Other
                               on Investment   Liability  Comprehensive on Investment  Liability    Comprehensive
                               Securities      Adjustment Income (Loss) Securities     Adjustment   Income (Loss)
                               =============   ========== ============  =============  ==========   =============
Balance beginning of period....$       (158)   $  (1,326) $    (1,484)  $        (69)  $  (1,326)   $     (1,395)

Change during the period.......           6          284          290            (83)        284             201
                               -------------   ---------- ------------  -------------  ----------   -------------
Balance end of period..........$       (152)   $  (1,042) $    (1,194)  $       (152)  $  (1,042)   $     (1,194)
                               =============   ========== ============  =============  ==========   =============

                                        Second Quarter Ended                       Six Months Ended
(in thousands)                             June 30, 2005                             June 30, 2005
                               =======================================  ==========================================
                               Unrealized      Minimum    Accumulated   Unrealized     Minimum      Accumulated
                               Gains (Losses)  Pension    Other         Gains (Losses) Pension      Other
                               on Investment   Liability  Comprehensive on Investment  Liability    Comprehensive
                               Securities      Adjustment Income (Loss) Securities     Adjustment   Income (Loss)
                               =============   =========  ============= =============  ==========   =============
Balance beginning of period....$       (145)   $    (412) $      (557)  $         37   $    (412)   $       (375)

Reclassification adjustment for
  gains realized in net loss...           -            -            -             (5)          -              (5)

Change during the period.......         108            -          108            (69)          -              (69)
                               -------------   ---------  ------------- -------------  ----------   --------------
Balance end of period..........$       (37)    $    (412) $      (449)  $        (37)  $    (412)   $        (449)
                               =============   =========  ============= =============  ==========   ==============

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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application method and therefore has not restated results for prior periods. Under this method, stock-based compensation expense for the three months ended March 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     During the second quarter and six months ended June 30, 2006, the Company recorded compensation expense of $22,000 and $44,000, respectively, relating to unvested stock options. Compensation expense relating to stock options is recorded as a reduction to additional paid in capital in the statement of stockholders' equity. Prior to 2006, as permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25's intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had the Company adopted SFAS 123R in the prior period, the impact of that standard would have approximated the impact of SFAS 123 in the disclosure of pro-forma net income (loss) and earnings per share described as follows:


                                                                   Second Quarter Ended          Six Months Ended
                                                                      June 30, 2005                June 30, 2005
(in thousands, except per share data)                             =====================          ================
Net loss:
As reported....................................................   $        (1,380)               $       (2,611)
Deduct: total stock-based employee compensation expense
    determined under fair value based methods for all awards...               (32)                          (63)
                                                                  ---------------------          ----------------
Pro forma......................................................   $        (1,412)               $       (2,674)
                                                                  =====================          ================
Net loss per common share:
Basic - as reported............................................   $         (0.03)               $        (0.06)
Basic - pro forma..............................................             (0.03)                        (0.06)
Assuming dilution - as reported................................             (0.03)                        (0.06)
Assuming dilution - pro forma..................................             (0.03)                        (0.06)
                                                                  =====================          ================

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

     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions noted herein represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted herein. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the year to date period ending June 30, 2006. The per share grant date weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted during the period ended June 30, 2005, are as follows:

                                                                    June 30, 2005
                                                                    -------------
Weighted average fair value at grant date.....................           $0.39
Expected dividend yield.......................................            0%
Risk-free interest  rate......................................            4.24%
Expected volatility...........................................            0.44
Expected life in years........................................            6

     The following table reports stock option activity during the six month period ended June 30, 2006:


                                                                                    Weighted
                                                                Weighted             Average
                                                                 Average            Remaining
                                                Number of       Exercise            Contractual
                                                 Shares           Price           Life (in years)
                                                ---------       --------          ---------------
       Outstanding at January 1, 2006.........  1,440,000       $  0.96
       Expired................................   (200,000)         0.66
                                                ---------       ========
       Outstanding at June 30, 2006...........  1,240,000       $  1.01                 4.91
                                                =========       ========          ===============
       Exercisable at June 30, 2006...........  1,036,000       $  1.02                 4.85
                                                =========       ========          ===============

     At June 30, 2006, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is reflected above.

     The  following  table  presents  information   regarding  non-vested  share
activity  during the six month  period  ended June 30,  2006:

                                                                Weighted
                                                                 Average
                                                Number of       Grant-Date
                                                 Shares         Fair Value
                                                ---------       ----------
       Non-vested at January 1, 2006..........    528,000       $  0.44
       Vested during period...................   (324,000)         0.41
                                                ---------       ==========
       Non-vested at June 30, 2006............    204,000       $  0.47
                                                =========       ==========

     The total fair value of shares vested during the six month period ended June 30, 2006 and 2005, was $134,000 and $88,000, respectively. As of June 30, 2006, there was $44,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan. That cost is expected to be recognized over a weighted-average vesting period of 0.50 years.

     Options to purchase 1,240,000 shares of common stock for the six months ended June 30, 2006, and 1,440,000 shares of common stock for the six months ended June 30, 2005, were excluded from the computation of diluted earnings per share because these options were antidilutive.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 11 - Pension and Savings Plans

     The Company sponsors a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), under which only one current executive officer of the Company is currently the sole participant. The cost of the Supplemental Plan is accrued but not funded.

     The liability for the Supplemental Plan, which is accrued but not funded, increased to $15,822,000 at June 30, 2006 from $14,595,000 at December 31, 2005.
The Supplemental Plan liability reflects the June 30, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     The Personnel Committee of the Board of Directors of the Company (the "Personnel Committee") reviewed the Supplemental Plan and the Company's related liability, including the desirability of continuing to maintain and administer the Supplemental Plan, the untying of Mr. Bianco's future employment with the Company from the timing of his Supplemental Plan benefit payment(s), the Company's overall financial position, and the desirability of continued accruals under the Supplemental Plan after Mr. Bianco's current employment contract expires on May 31, 2007. In connection with this review, the Personnel Committee considered various options, including whether or not to terminate and/or curtail the Supplemental Plan. Mr. Bianco (the Company's Chairman, President and Chief Executive Officer, and the former President and Chief Executive Officer of Carteret Savings Bank, FA), is the only current employee of the Company who participates in the Supplemental Plan and his Supplemental Plan benefit is fully vested. For purposes of computing his accrued benefit under the Supplemental Plan, Mr. Bianco had 14.67 years of credited service as of December 31, 2005, and assuming continued employment with the Company, will have 16.08 years of credited service upon the expiration of his current employment contract with the Company on May 31, 2007. His accrual percentage under the Supplemental Plan is 4%, in effect from the time of his initial employment with the Company, and in accordance with the Supplemental Plan (prior to the amendment described below), he had the entitlement to receive his Supplemental Plan benefit in either a lump-sum or an annuity upon termination of his employment with the Company.

     During March 2006, the Company entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement (the amount of Mr. Bianco's base salary for the fourth and fifth years of the 2007 Employment Agreement term to be determined by the Personnel Committee, in its sole discretion, although in no event less than $625,000 per annum); (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's annual bonus opportunity will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead, on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table, and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The lump-sum Supplemental Plan benefit payment to Mr. Bianco will be paid to him from the Company's available financial resources.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based on the 2007 Employment Agreement and the amendment of the Supplemental Plan, each as described above, the Company revised the calculation of the Supplemental Plan liability to reflect a 5.75% discount rate as of April 1, 2006, as set forth in the agreements, as compared to the 5.50% discount rate utilized as of December 31, 2005. The Supplemental Plan liability was increased by an expense of $763,000 in the second quarter ended June 30, 2006, to reflect the June 30, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing the 5.75% discount rate factor.

     Additionally, a Supplemental Plan expense of $284,000 was recorded in the second quarter ended June 30, 2006, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which is included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and is being amortized on a straight line basis over the 14-month period ending May 31, 2007 as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $1,047,000 for the second quarter period ended June 30, 2006, as compared to $464,000 for the first quarter period ended March 31, 2006. The amortization of the additional minimum pension liability, although recorded as a component of compensation expense in the Company's consolidated statement of operations, does not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Note 9, herein for further information.

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $3,000 and $55,000 for the second quarter and six months ended June 30, 2006, respectively, and $3,000 and $43,000 for the second quarter and six months ended June 30, 2005, respectively. All contributions are subject to maximum limitations contained in the Code.

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

                                           (a) Total         (b)       (c) Total Number
                                           Number of       Average     Shares Purchased       (d) Maximum Number
                                              Shares      Price Paid  as Part of Publicly   Shares that may yet be
                                           Purchased      per Share    Announced Plans     Purchased under the Plan
                                           ---------      ----------  -------------------  ------------------------
January 1, 2006 - January 31, 2006.....           -               -            50,000                9,950,000
February 1, 2006 - February 28, 2006...     970,000       $    0.58         1,020,000                8,980,000
March 1, 2006 - March 31, 2006.........           -               -         1,020,000                8,980,000
April 1, 2006 - April 30, 2006.........           -               -         1,020,000                8,980,000
May 1, 2006 - May 31, 2006.............           -               -         1,020,000                8,980,000
June 1, 2006 - June 30, 2006...........      50,000            0.49         1,070,000                8,930,000
                                           --------
                                          1,020,000
                                          =========

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at June 30, 2006, aggregated $42,518,000 consisting principally of cash and cash equivalents of $2,019,000, investment securities of $38,202,000 and real estate owned of $2,196,000. At June 30, 2006, the Company's liabilities aggregated $16,847,000. Total stockholders equity was $25,671,000.

     The liability for the Company's non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), which is accrued but not funded, increased to $15,822,000 at June 30, 2006 from $14,595,000 at December 31, 2005. The Supplemental Plan liability reflects the June 30, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     The Personnel Committee of the Board of Directors of the Company (the "Personnel Committee") reviewed the Supplemental Plan and the Company's related liability, including the desirability of continuing to maintain and administer the Supplemental Plan, the untying of Mr. Bianco's future employment with the Company from the timing of his Supplemental Plan benefit payment(s), the Company's overall financial position, and the desirability of future accruals under the Supplemental Plan after Mr. Bianco's current employment contract expires on May 31, 2007. In connection with this review, the Personnel Committee considered various options, including whether or not to terminate and/or curtail the Supplemental Plan. Mr. Bianco (the Company's Chairman, President and Chief Executive Officer, and the former President and Chief Executive Officer of Carteret Savings Bank, FA), is the only current employee of the Company who participates in the Supplemental Plan and his Supplemental Plan benefit is fully vested. For purposes of computing his accrued benefit under the Supplemental Plan, Mr. Bianco had 14.67 years of credited service as of December 31, 2005, and, assuming continued employment with the Company, will have 16.08 years of credited service upon the expiration of his current employment contract with the Company on May 31, 2007. His accrual percentage under the Supplemental Plan is 4%, in effect from the time of his initial employment with the Company, and in accordance with the Supplemental Plan (prior to its amendment described below), he had the entitlement to receive his Supplemental Plan benefit in either a lump-sum or an annuity upon termination of his employment with the Company.

     During March 2006, the Company entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement (the amount of Mr. Bianco's base salary for the fourth and fifth years of the 2007 Employment Agreement term to be determined by the Personnel Committee, in its sole discretion, although in no event less than $625,000 per annum); (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's annual bonus opportunity will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead, on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table; and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The lump-sum Supplemental Plan benefit payment to Mr. Bianco will be paid to him from the Company's available financial resources.

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

     For the six months ended June 30, 2006, cash of $2,576,000 was used by continuing operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first six months of 2006 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents, rental income and the Company's current financial resources. Management believes that the Company's cash resources are sufficient to continue operations for 2006.

     For the six months ended June 30, 2005, cash of $4,522,000 was used by continuing operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of rental income, interest income, and investment earnings.

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

     As of June 30, 2006, the Company owns one commercial office buildings in Greenwich, Connecticut. The building is approximately 14,500 square feet and is available for lease to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices.

     See Part I - Item 1 - Note 7 for further information concerning the sale of the Company's 38,000 square foot building in July 2005. A gain from the sale, of approximately $10 million, was reflected in the Company's financial statements for the year ending December 31, 2005.

     There are no material commitments for capital expenditures as of June 30, 2006. See Part I - Item 1 - Note 11 to the Company's consolidated financial statements for information regarding the Supplemental Plan lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), expected to be paid on or about May 31, 2007. Inflation has had no material impact on the business and operations of the Company.

     Pursuant to the Company's Repurchase Plan, the Company repurchased, from unaffiliated parties, shares of common stock during 2006 as follows: February 2006, 970,000 shares at a purchase price of $0.58 per share; and June 2006, 50,000 shares at a purchase price of $0.49 per share. See Part I - Item 1 - Note 12 for further information regarding the Company's purchase of common stock pursuant to its common stock repurchase plan.

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

     Results of Operations for the Second Quarter and Six Months ended June 30, 2006 vs. the Second Quarter and Six Months Ended June 30, 2005

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

     As indicated herein, as a result of the sale, the operating results of the Company's Two Soundview property for the periods ended prior to the July 2005 sale have been reclassified to discontinued operations and accordingly, rental income from real estate owned represents the Company's remaining property and was $49,000 and $90,000 for the second quarter and six months ended June 30, 2006 as compared to $43,000 and $86,000 for the second quarter and six months ended June 30, 2005. The increased amount of $49,000 and $90,000 in the 2006 period, compared to $43,000 and $86,000 in the 2005 period, is principally the result of a slight increase in tenant reimbursables in 2006 versus the same 2005 periods.

     Compensation and benefits increased to $1,596,000 in the second quarter and $2,684,000 in the six months ended June 30, 2006, compared with $1,105,000 and $2,275,000 in respective 2005 periods. The increase is primarily due to an increased Supplemental Retirement Plan ("Supplemental Plan") expense for the second quarter ended June 30, 2006, offset slightly by a lower level of incentive compensation accruals.

     The Supplemental Plan expense was $1,047,000 and $1,511,000 for the second quarter and six months ended June 30, 2006, respectively, compared to $522,000 and $1,043,000 for the second quarter and six months ended June 30, 2005, respectively.

     The increased Supplemental Plan expense is due to recognition of an expense in the second quarter ended June 30, 2006, of $763,000 to increase the Supplemental Plan liability to reflect the June 30, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan as further described in Part I - Item 1 - Note 11 to the Company's consolidated financial statements.

     Additionally, a Supplemental Plan expense of $284,000 was recorded in the second quarter ended June 30, 2006, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which is included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and is being amortized on a straight line basis over the 14-month period ending May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $1,047,000 for the second quarter period ended June 30, 2006, as compared to $464,000 for the first quarter period ended March 31, 2006. The amortization of the additional minimum pension liability, although recorded as a component of compensation expense in the Company's consolidated statement of operations, does not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Notes 9 and 11 to the Company's consolidated financial statements for further information.

     As noted above, the Company adopted Statement 123R effective on January 1, 2006. In accordance with SFAS 123R, the Company has applied the "modified prospective" method in which compensation cost for stock options is recognized beginning with the effective date. During the second quarter and six months ended June 30, 2006, the Company recorded $22,000 and $44,000, respectively, of compensation expense relating to stock options. In accordance with the "modified prospective" method, no compensation expense relating to stock options was recorded for the second quarter and six months ended June 30, 2005. For further information regarding the Company's adoption of SFAS 123R and its impact on the Company's financial statements, see Part I - Item 1 - Note 10 to the Company's consolidated financial statements.

     Professional and outside services increased to $1,003,000 and $1,721,000 in the second quarter and six months ended June 30, 2006, compared to $661,000 and $1,114,000 in the respective 2005 periods. The increases in the 2006 second quarter and six month periods as compared to the respective 2005 periods is principally the result of a higher level of legal fees relating to the Supervisory Goodwill litigation as a result of discovery in 2006, relating to the Show Cause hearing and, to a lesser extent, other corporate professional fees.

     Property operating and maintenance expenses were $30,000 and $61,000 for the second quarter and six months ended June 30, 2006, respectively, compared to $42,000 and $70,000 in the respective 2005 periods. The decreased expenses in 2006 compared to the 2005 periods are due to a decrease in the level of repairs and maintenance expenses. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the second quarter and six months ended June 30, 2006, increased to $457,000 and $877,000, respectively, from $146,000 and $271,000, in the respective 2005 periods. The increase is principally due to an increase in the aggregate amount of cash equivalents and investment securities invested as a result of the cash proceeds received in connection with the sale of real estate owned in July 2005, and to a lesser extent, an increased yield on investments due to rising interest rates, as further discussed in Part I - Item 1 - Note 7.

     Other income of $72,000 in the second quarter and six months ended June 30, 2006, is attributable to settlement proceeds received from the litigation with SDG, Inc., as further described in Part I - Item 1 - Note 3. The Company remains a shareholder in SDG and AMDG, but has no current carrying value for this investment, as the Company's original cost basis was previously written off.

     No investment securities available for sale were sold in the six months ended June 30, 2006. For the six months ended June 30, 2005, realized gains on sales of investment securities available for sale were $20,000.

     The income tax provisions of $33,000 and $66,000 for the second quarter and six months ended June 30, 2006, respectively, and $30,000 and $60,000 the second quarter and six months ended June 30, 2005, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

DISCONTINUED OPERATIONS

     As discussed in Part I - Item 1 - Note 7, in July 2005, the Company completed the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing adjustments. A gain from the sale of $10,298,000 is reflected in the Company's financial statements for the year ending December 31, 2005.

     Income from discontinued operations was $345,000 and $686,000 for the second quarter and six months ended June 30, 2005.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                       June 30, 2006                     December 31, 2005
                                                   =====================           =============================
                                                   Carrying       Fair              Carrying              Fair
                                                     Value        Value              Value                Value
(in thousands)                                     --------     --------            --------             -------

U.S. Treasury Bills and Notes...............       $ 36,556     $ 36,510            $ 39,031             $ 39,034
                                                   ========     ========            ========             ========

Weighted average interest rate..............           4.59%                            3.81%
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

(In thousands)                                                         June 30,       December 31,
                                                                         2006             2005
Equity Securities Available for Sale:                                  ========       ============

Fair value ........................................................    $  1,646         $ 1,729
                                                                       ========         =======
Hypothetical fair value at a 20% increase in market price..........    $  1,975         $ 2,075
                                                                       ========         =======
Hypothetical fair value at a 20% decrease in market price..........    $ 1,317          $ 1,383
                                                                       ========         =======

Item 4.  CONTROLS AND PROCEDURES

     Our disclosure controls and procedures include our controls and other procedures to ensure that information required to be disclosed in this and other reports under the Securities Exchange Act of 1934, as amended the ("Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the time periods.

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file (under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

     There have been no changes during the most recent fiscal quarter in our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders on May 19, 2006, a vote was taken for the election of one Director of the Company to hold office for a three year term and until his successor shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for the nominee was as follows:

    Nominee                     For                  Withheld
================             =========              ==========
Robert E. Long              37,590,439              2,742,648

     There were no broker non-votes. The terms of directors Richard A. Bianco, Phillip M. Halpern and Salvatore Trani continued after the meeting.

     A vote was also taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 2006. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

    For                      Against                  Abstain
==========                  =========                =========
38,578,917                     762,695                991,675

     There were no broker non-votes.

     The foregoing proposals are described more fully in the Company's definitive proxy statement, filed with the Securities and Exchange Commission on March 31, 2006 pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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


Date:  August 11, 2006