Form 10-Q
period 2006-09-30
AMBASE CORP
filed 2006-11-14
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X]            Quarterly Report Pursuant to Section
                           13 or 15(d) of the Securities
                                Exchange Act of 1934


               For the quarterly period ended September 30, 2006

                                       or

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

Large Accelerated Filer         Accelerated Filer       Non-Accelerated Filer X
                        -------                 -------                 -------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------------

     At October 31, 2006, there were 45,118,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2006

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

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

(in thousands, except for share and per share amounts)
                                                                                  September 30,       December 31,
                                                                                           2006               2005
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   1,376         $    2,852
Investment securities:
    Held to maturity (market value $36,231 and $39,034, respectively).............       36,225             39,031
    Available for sale, carried at fair value ....................................        1,736              1,729
                                                                                       --------           --------
Total investment securities.......................................................       37,961             40,760
                                                                                       --------           --------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                       --------           --------
                                                                                          2,454              2,454
  Less:  accumulated depreciation.................................................         (270)              (232)
                                                                                       --------           --------
Real estate owned, net............................................................        2,184              2,222
Other assets......................................................................          739                 49
                                                                                       --------           --------
Total assets......................................................................   $   42,260         $   45,883
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $    2,121         $    1,568
Supplemental retirement plan......................................................       16,050             14,595
Other liabilities.................................................................           31                 38
                                                                                       --------           --------
Total liabilities.................................................................       18,202             16,201
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
   outstanding)...................................................................          464                464
Paid-in capital...................................................................      548,022            547,956
Accumulated other comprehensive loss..............................................         (820)            (1,395)
Accumulated deficit...............................................................     (522,291)          (516,658)
Treasury stock, at cost - 1,291,488 and 176,488 shares, respectively..............       (1,317)              (685)
                                                                                       --------           --------
Total stockholders' equity........................................................       24,058             29,682
                                                                                       --------           --------

Total liabilities and stockholders' equity........................................   $   42,260         $   45,883
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                      (in thousands, except per share data)

                                                            Third Quarter                   Nine Months
                                                        2006           2005              2006          2005
Revenues:                                               ====           ====              ====          ====
Rental income....................................    $     2         $   41           $    92        $   127

Operating expenses:

Compensation and benefits........................      1,058          1,098             3,742          3,373
Professional and outside services................        553            423             2,274          1,537
Property operating and maintenance...............         28             29                89             99
Depreciation  ...................................         13             13                38             38
Insurance........................................         17             17                62             61
Other operating..................................         55             41               161            127
                                                     ----------      ---------        ---------      --------
                                                       1,724          1,621             6,366          5,235
                                                     ----------      ---------        ---------      --------
Operating loss...................................     (1,722)        (1,580)           (6,274)        (5,108)
                                                     ----------      ---------        ---------      --------
Interest income..................................        491            333             1,368            604
Other expense, claims settlement.................     (1,100)             -            (1,100)             -
Other income, insurance recovery.................        400              -               400              -
Other income.....................................          -              -                72              -
Realized gains on sales of investment securities.          -              -                 -             20
                                                     ----------      ---------        ---------      --------
Loss from continuing operations before
     income taxes................................     (1,931)        (1,247)           (5,534)        (4,484)
Income tax expense...............................        (33)          (180)              (99)          (240)
                                                     ---------       ---------        ---------      --------
Loss from continuing operations..................     (1,964)        (1,427)           (5,633)        (4,724)
                                                     ---------       ---------        ---------      --------
Income from discontinued property................          -             63                 -            749
Gain on disposition..............................          -         10,298                 -         10,298
                                                     ---------       ---------        ---------      --------
Income from discontinued operations..............          -         10,361                 -         11,047
                                                     ---------       ---------        ---------      --------
Net income (loss)................................    $(1,964)        $8,934           $(5,633)       $ 6,323
Per share data:                                      =========       =========        =========      ========
Basic:
Loss from continuing operations..................    $ (0.04)        $(0.03)          $ (0.12)       $ (0.10)
Income from discontinued operations..............          -           0.22                 -           0.24
                                                     ---------       ---------        ---------      --------
Net income (loss) to common stockholders.........    $ (0.04)        $ 0.19           $ (0.12)       $  0.14
Assuming dilution:                                   =========       =========        =========      ========
Loss from continuing operations..................    $ (0.04)        $(0.03)          $ (0.12)       $ (0.10)
Income from discontinued operations..............          -           0.22                 -           0.24
                                                     ---------       ---------        ---------      --------
Net income (loss) to common stockholders.........    $ (0.04)        $ 0.19           $ (0.12)       $  0.14
                                                     =========       =========        ========       ========
Weighted average common shares outstanding:
Basic............................................     45,168         46,234            45,419         46,234
                                                     =========       =========        ========       ========
Diluted..........................................     45,168         46,234            45,419         46,234
                                                     =========       =========        ========       ========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                                Third Quarter         Nine Months
                                                                             2006        2005       2006         2005
                                                                            ======      =====      =====         =====

Net income (loss)...................................................      $(1,964)     $8,934   $ (5,633)     $ 6,323

Amortization of minimum pension liability adjustment................          284           -        568            -

Unrealized holding gains on investment securities
     available for sale.............................................           90          81          7           12
                                                                          -------      ------   --------      -------
Comprehensive income (loss).........................................      $(1,590)     $9,015   $ (5,058)     $ 6,335
                                                                          =======      ======   ========      =======

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                                          2006           2005
Cash flows from operating activities:                                                   ========       ========
Loss from continuing operations.......................................................  $(5,633)       $(4,724)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operations:
    Depreciation and amortization.....................................................       38             38
    Accretion of discount - investment securities.....................................      (31)          (326)
     Realized gains on investment securities available for sale.......................        -            (20)
    Stock-based compensation expense..................................................       66              -
    Amortization of minimum pension liability adjustment..............................      568              -
Changes in other assets and liabilities:
    Accrued interest receivable.......................................................     (270)             -
    Accounts receivable...............................................................        -              1
    Other assets......................................................................     (420)           402
    Accounts payable and accrued liabilities..........................................      553          (201)
    Supplemental retirement plan and other liabilities................................    1,448           (287)
    Other, net........................................................................        1              3
                                                                                        --------       --------
Net cash used by continuing operating activities......................................   (3,680)        (5,114)
                                                                                        --------       --------
Income from discontinuing operations..................................................        -         11,047
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
    Gain from sale of discontinued operations.........................................        -        (10,298)
    Depreciation and amortization related to discontinued operations..................        -            140
Changes in other assets and liabilities related to discontinued operations:
    Consolidated other assets & other liabilities.....................................        -           (305)
                                                                                        --------       --------
Net cash provided by discontinued operations..........................................        -            584
                                                                                        --------       --------
Net cash used by operating activities.................................................   (3,680)        (4,530)
                                                                                        --------       --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity................................   86,576         61,466
Purchases of investment securities - held to maturity.................................  (83,740)       (85,795)
Purchases of investment securities - available for sale...............................        -           (252)
Sales of investment securities - available for sale...................................        -            548
Proceeds from sale of real estate owned...............................................        -         27,442
                                                                                        -------        --------
Net cash provided by investing activities.............................................    2,836          3,409
                                                                                        -------        --------
Cash flows from financing activities:
Common stock repurchased..............................................................     (632)             -
                                                                                        -------        --------
Net cash used by financing activities.................................................     (632)             -
                                                                                        -------        --------
Net decrease in cash and cash equivalents.............................................   (1,476)        (1,121)
Cash and cash equivalents at beginning of period......................................    2,852         10,124
                                                                                        -------        --------
Cash and cash equivalents at end of period............................................  $ 1,376        $ 9,003
                                                                                        =======        ========
Supplemental cash flow disclosures:
Income taxes paid.....................................................................  $   537        $   107
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

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Part II - Item
1. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

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

Note 2 - Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition threshold of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the new requirements in the first quarter of 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that the adoption of SFAS 158 will have a material effect on the Company's consolidated financial statements as the Company intends to terminate its Supplemental Retirement Plan (the "Supplemental Plan") on or about May 31, 2007, as further discussed in Note 11 herein. The Company will continue to recognize an expense through to the date on which the Supplemental Plan will terminate. The ultimate liability related to the final termination of the Supplemental Plan is not reflected as all conditions for the final termination of the Supplemental Plan have not yet been met.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. The Company filed its Statement of Issues relating to the size of the receivership deficit in June 2006. In May of 2006, the Company served on the Government an expert report in support of some of the arguments the Company made regarding the size of the receivership deficit. The Company's expert was deposed in July 2006. In early August 2006, the Government submitted its own expert report on receivership deficit issues, and in October 2006, the Company deposed the Government's expert. In late August 2006, the Government filed a response to the Company's Statement of Issues, and in September 2006, the FDIC filed its own response to the Statement of Issues. The Company filed its reply in support of its Statement of Issues in October 2006. A status conference to discuss further proceedings has been scheduled for November 2006. No assurance can be given regarding the ultimate outcome of the litigation.

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

     Delaware Court of Chancery Section 220 Books and Records Action: Two Stockholders who owned approximately 14.4% of the Company's outstanding common stock (the "Stockholders") had previously made demand in January 2004 to inspect certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The Company opposed the request on various grounds, and the Stockholders brought suit in March 2004 to compel inspection of certain Company books and records. In August 2005, the Court of Chancery issued a Memorandum Opinion finding that the Stockholders had met the technical requirements of Section 220 and had stated a proper purpose under Section 220, and were legally entitled to inspect specified books and records, but declined to find the Company liable for the Stockholders' attorneys' fees.

     In October 2006, in order to eliminate continued involvement in the above referenced action or potential future actions, and the resultant time, expense and potential adverse impact on the Company's current operations and litigation claims, the Company, its Chief Executive Officer and principal stockholder, and the Company's Directors entered into an agreement with the Stockholders who had initiated the action to obtain Company books and records. Pursuant to the agreement: (i) the Company's Chief Executive Officer agreed to purchase 6,615,531 shares of Company common stock (representing approximately 14.4% of the Company's outstanding common stock and all of the Company stock beneficially owned by the Stockholders), for a cash purchase price of $0.55 per share ($3,638,542 in the aggregate for all of the shares); (ii) the Stockholders agreed to dismiss the books and records action and release any additional claims the Stockholders might have, including claims the stockholder said they had been considering litigating against the Company, its Directors and its Chief Executive Officer; (iii) the Stockholders entered into a standstill and other agreements which will preclude them from taking a position in the Company for a period of time; and (iv) the Company agreed to pay the Stockholders $1.1 million. No portion of the purchase price for the shares acquired by the Company's Chief Executive Officer was provided by or financed by the Company. Although the shares were not offered to the Company for purchase, the Company's Board of Directors declined to purchase the shares at the price they were offered to the Company's Chief Executive Officer. As the parties were negotiating a settlement of this matter prior to September 30, 2006, the settlement charge of $1,100,000 and related insurance recovery of $400,000 were considered to be probable and estimable and have been reflected in the third quarter and nine month periods ended September 30, 2006. The net cost to the Company of the settlement was approximately $700,000.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Investment securities consist of the following:

                                             September 30, 2006
December 31, 2005
                             ==========================================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======           ========      =========          ======
Held to Maturity:
U.S. Treasury Bills........  $  19,811        $ 19,811     $ 19,823          $  39,031       $ 39,031      $  39,034
U.S. Treasury Note.........     16,414          16,414       16,408                  -              -              -
                             -----------     -----------   ----------        -----------     ----------    ------------
                                36,225          36,225       36,231             39,031         39,031         39,034
                             -----------     -----------   ----------        -----------     ----------    ------------
Available for Sale:
Equity Securities..........      1,736           1,798        1,736              1,729          1,798          1,729
                             -----------     -----------   ----------        -----------     ----------    ------------
                             $  37,961       $  38,023      $37,967          $  40,760       $ 40,829      $  40,763
                             ===========     ===========   ==========        ===========     ==========    ============

     The gross unrealized gains (losses) on investment securities, at September 30, 2006 and December 31, 2005 consist of the following:

(in thousands)                                                                                  2006         2005
                                                                                              =======       ======
Held to Maturity:
Gross unrealized gains..................................................................     $     12      $     3
                                                                                             ========      =======
Gross unrealized losses.................................................................     $     (6)     $     -
                                                                                              =======      =======
Available for Sale:
Gross unrealized gains..................................................................     $     21      $     -
                                                                                             ========      =======
Gross unrealized losses.................................................................     $    (83)     $   (69)
                                                                                             ========      =======

     The realized gain on the sales of investment securities available for sale for the nine months ended September 30, 2005 was as follows:

                                                                                             Nine Months
(in thousands)                                                                                   2005
                                                                                               ======

Net sale proceeds.......................................................................     $      548
Cost basis..............................................................................           (528)
                                                                                             -----------
Realized gains..........................................................................     $       20
                                                                                             ===========

     No investment securities were sold during the third quarter or nine month periods ended September 30, 2006 or during the third quarter period ended September 30, 2005.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 6 - Property Owned

     As of September 30, 2006, the Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes a small portion of the office space for its executive offices, with the remaining square footage available for lease to unaffiliated third parties.

     Depreciation expense is recorded on a straight-line basis over 39 years. The building and improvements are carried at cost, net of accumulated depreciation of $270,000 and $232,000, at September 30, 2006 and December 31, 2005, respectively.

     The Company earns rental income under operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the terms of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms, if any, is recorded as deferred rent receivable, and the balance of $5,000 as of December 31, 2005, is included in other assets on the Consolidated Balance Sheet. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease when earned and due from tenants.

     Included in property operating and maintenance are expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses, which have not been reduced by amounts reimbursable by tenants pursuant to applicable lease agreements.

     See Note 7 herein for information regarding the Company's sale of Two Soundview in July 2005.

Note 7 - Discontinued Operations

     In May 2005, the Company entered into an agreement to sell Two Soundview, originally purchased in December 2002, to Ceruzzi Holdings, LLC, an unaffiliated third party. In July 2005, the Company completed the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing costs and adjustments. As a result of the sale of Two Soundview, the results of operations of Two Soundview have been designated as discontinued operations, and the Consolidated Statements of Operations for the periods ended prior to the July 2005 sale have been retroactively reclassified to report the income from discontinued operations separately from the results of continuing operations by excluding the operating revenues and expenses of discontinued operations from the respective statement captions, in accordance with SFAS 144. A gain from the sale, of $10,298,000, was reflected in the Company's financial statements for the year ended December 31, 2005.

     Income from discontinued operations, as summarized below, for the third quarter and nine months periods ended September 30, 2005, reflects the results of operations of Two Soundview.

Income from discontinued operations is as follows:

                                                                                                 Third Quarter
                                                                                                  Nine Months
(in thousands)                                                                               2005           2006
Revenues:                                                                                 ===========     ========
Rental income...........................................................................  $        98     $  1,158
Operating expenses:
Professional and outside services.......................................................            2           25
Property operating and maintenance......................................................           30          231
Depreciation............................................................................            -          140
Insurance...............................................................................            2           11
Other operating.........................................................................            1            2
                                                                                          -----------     --------
                                                                                                   35          409
                                                                                          -----------     --------
Income from operation of discontinued operations........................................           63          749
Gain on disposition.....................................................................       10,298       10,298
                                                                                          -----------     --------
Income from discontinued operations.....................................................  $    10,361     $ 11,047
                                                                                          ===========     ========

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company utilized net operating loss ("NOL") carryforwards and alternative minimum tax NOL carryforwards as available to offset taxable income generated from the sale of Two Soundview. However, due to limitations on the amount of NOL carryforwards that could be utilized against taxable income, an income tax provision of $400,000 for discontinued operations, attributable to a provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes was recorded in the fourth quarter ended December 31, 2005.

Note 8 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $31 million and $32 million as of September 30, 2006 and December 31, 2005, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based upon the Company's federal income tax returns as filed from 1993 to 2005 (subject to IRS audit adjustments), excluding the NOL carryforwards utilized in 2005, and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above at September 30, 2006, the Company has NOL carryforwards aggregating approximately $30 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

Note 9 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition of additional minimum pension liability, as follows:

                                           Third Quarter Ended                         Nine Months Ended
(in thousands)                              September 30, 2006                         September 30, 2006
                               ==========================================   ========================================
                               Unrealized      Minimum        Accumulated   Unrealized     Minimum      Accumulated
                               Gains (Losses)  Pension           Other      Gains (Losses) Pension         Other
                               on Investment   Liability     Comprehensive  on Investment  Liability    Comprehensive
                               Securities      Adjustment    Income (Loss)  Securities     Adjustment   Income (Loss)
                               =============   ==========    =============  ============   ==========   =============
Balance beginning of period..  $      (152)    $  (1,042)    $     (1,194)  $       (69)   $  (1,326)   $     (1,395)

Change during the period.....           90           284              374             7          568             575
                               -------------   ----------    -------------  ------------   ----------   --------------
Balance end of period........  $       (62)    $    (758)    $       (820)  $       (62)   $    (758)   $       (820)
                               =============   ==========    =============  ============   ==========   ==============

                                           Third Quarter Ended                         Nine Months Ended
(in thousands)                              September 30, 2005                         September 30, 2005
                               ==========================================   ========================================
                               Unrealized      Minimum        Accumulated   Unrealized     Minimum      Accumulated
                               Gains (Losses)  Pension           Other      Gains (Losses) Pension         Other
                               on Investment   Liability     Comprehensive  on Investment  Liability    Comprehensive
                               Securities      Adjustment    Income (Loss)  Securities     Adjustment   Income (Loss)
                               =============   ==========    =============  ============   ==========   ==============
Balance beginning of period..  $       (37)    $    (412)    $       (449)  $        37    $    (412)   $       (375)

Reclassification adjustment for
  gains realized in net loss.            -             -                -            (5)           -              (5)

Change during the period.....           81             -               81            12            -              12
                               -------------   ----------    -------------  ------------   ----------   -------------
Balance end of period........  $        44     $    (412)    $       (368)  $        44    $    (412)   $       (368)
                               =============   ==========    =============  ============   ==========   =============

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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application method and therefore has not restated results for prior periods. Under this method, stock-based compensation expense for the nine months ended September 30, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.

     During the third quarter and nine months ended September 30, 2006, the Company recorded compensation expense of $22,000 and $66,000, respectively, relating to unvested stock options. Compensation expense relating to stock options is recorded as a reduction to additional paid in capital in the statement of stockholders' equity. Prior to 2006, as permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25's intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had the Company adopted SFAS 123R in the prior period, the impact of that standard would have approximated the impact of SFAS 123 in the disclosure of pro-forma net income (loss) and earnings per share described as follows:

                                                                Third Quarter Ended  Nine Months Ended
                                                                September 30, 2005   September 30,2005
(in thousands, except per share data)                           ==================   =================
Net income:
As reported...................................................   $      8,934         $         6,323
Deduct: total stock-based  employee  compensation expense
 determined under fair value based methods for all awards.....            (31)                    (94)
                                                                ------------------   -----------------
Pro forma.....................................................   $      8,903         $         6,229
                                                                ==================   ==================
Net income per common share:
Basic - as reported...........................................   $       0.19         $          0.24
Basic - pro forma.............................................           0.19                    0.24
Assuming dilution - as reported...............................           0.19                    0.24
Assuming dilution - pro forma.................................           0.19                    0.24
                                                                ==================   ==================

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions noted herein represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted herein. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the year to date period ending September 30, 2006. The per share grant date weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted during the period ended September 30, 2005, are as follows:

                                                                                     September 30,
                                                                                        2005
                                                                                  ----------------
         Weighted average fair value at grant date..............................        $0.39
         Expected dividend yield................................................         0%
         Risk-free interest rate................................................         4.24%
         Expected volatility....................................................         0.44
         Expected life in years.................................................         6

     The following table reports stock option activity during the nine month period ended September 30, 2006:

                                                                                 Weighted
                                                                   Weighted      Average
                                                                   Average      Remaining
                                                    Number of      Exercise     Contractual
                                                     Shares         Price      Life (in years)
                                                   ----------    -----------   ---------------
         Outstanding at January 1, 2006......      1,440,000       $0.96
         Expired.............................       (200,000)       0.66
                                                   ---------       =====
         Outstanding at September 30, 2006...      1,240,000       $1.01           4.65
                                                   =========       =====           ====
         Exercisable at September 30, 2006...      1,036,000       $1.02           4.59
                                                   =========       =====           ====

     At September 30, 2006, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is reflected above.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The  following  table  presents  information   regarding  non-vested  share
activity during the nine month period ended September 30, 2006:

                                                                        Weighted
                                                                         Average
                                                    Number of           Grant-Date
                                                     Shares             Fair Value
                                                   ----------          ------------
         Non-vested at January 1, 2006.......        528,000             $0.44
         Vested during period................       (324,000)             0.41
                                                   ----------            =====
         Non-vested at September 30, 2006....        204,000             $0.47
                                                   ==========            =====

     The total fair value of shares vested during the nine month periods ended September 30, 2006 and September 30, 2005, was $133,000 and $88,000,
respectively. As of September 30, 2006, there was $22,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan. That cost is expected to be recognized over a weighted-average vesting period of 0.25 years.

     Options to purchase 1,240,000 shares of common stock for the nine months ended September 30, 2006, and 1,440,000 shares of common stock for the nine months ended September 30, 2005, were excluded from the computation of diluted earnings per share because these options were antidilutive.

Note 11 - Pension and Savings Plans

     The Company sponsors a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), under which only one current executive officer of the Company is currently the sole participant. The cost of the Supplemental Plan is accrued but not funded.

     The liability for the Supplemental Plan, which is accrued but not funded, increased to $16,050,000 at September 30, 2006 from $14,595,000 at December 31, 2005. The Supplemental Plan liability reflects the September 30, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     During March 2006, the Company entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement (the amount of Mr. Bianco's base salary for the fourth and fifth years of the 2007 Employment Agreement term to be determined by the Personnel Committee, in its sole discretion, although in no event less than $625,000 per annum); (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's annual bonus opportunity will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead, on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table, and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The anticipated lump-sum Supplemental Plan benefit payment to Mr. Bianco is expected to be paid to him from the Company's available financial resources.

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

     Based on the 2007 Employment Agreement and the amendment of the Supplemental Plan, each as described above, the Company revised the calculation of the Supplemental Plan liability to reflect a 5.75% discount rate as of April 1, 2006, as set forth in the agreements, as compared to the 5.50% discount rate utilized as of December 31, 2005. The Supplemental Plan liability was increased by an expense of $229,000 in the third quarter ended September 30, 2006, to reflect the September 30, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing the 5.75% discount rate factor.

     An additional Supplemental Plan expense of $284,000 and $568,000 was recorded in the third quarter and nine month period ended September 30, 2006, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which is included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and is being amortized on a straight line basis over the 14-month period ending May 31, 2007 as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $513,000 for the third quarter period ended September 30, 2006, as compared to $464,000 for the first quarter period ended March 31, 2006, and $1,047,000 for the second quarter ended June 30, 2006. For the nine month period ended September 30, 2006, the Supplemental Plan expense was $2,023,000. The amortization of the additional minimum pension liability of $284,000 and $568,000 in the third quarter and nine month periods ended September 30, 2006, respectively, although recorded as a component of compensation expense in the Company's consolidated statement of operations, does not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Note 9, herein for further information.

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $0 and $55,000 for the third quarter and nine months ended September 30, 2006, respectively, and $2,000 and $50,000 for the third quarter and nine months ended September 30, 2005, respectively. All contributions are subject to maximum limitations contained in the Code.

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

                                           (a) Total          (b)         (c) Total Number
                                           Number of          Average     Shares Purchased           (d) Maximum Number
                                              Shares       Price Paid   as Part of Publicly       Shares that may yet be
                                           Purchased        per Share      Announced Plans     Purchased under the Plan
                                          ----------      ----------   -------------------   ----------------------------
January 1, 2006 - January 31, 2006........                     -                  50,000               9,950,000
February 1, 2006 - February 28, 2006......   970,000       $   0.58            1,020,000               8,980,000
March 1, 2006 - March 31, 2006............         -           -               1,020,000               8,980,000
April 1, 2006 - April 30, 2006............         -           -               1,020,000               8,980,000
May 1, 2006 - May 31, 2006................         -           -               1,020,000               8,980,000
June 1, 2006 - June 30, 2006..............    50,000           0.49            1,070,000               8,930,000
July 1, 2006 - July 31, 2006..............         -           -               1,070,000               8,930,000
August 1, 2006 - August 31, 2006..........    95,000           0.47            1,165,000               8,835,000
September 1, 2006 - September 30, 2006....         -           -               1,165,000               8,835,000
                                          ---------
                                          1,115,000
                                          =========

Note 13 - Subsequent Event

     In October 2006, in order to eliminate continued involvement in the Delaware Court of Chancery, Section 220 Books and Records Action, as further described in Note 3, or potential future actions, and the resultant time, expense and potential adverse impact on the Company's current operations and litigation claims, the Company, its Chief Executive Officer and principal stockholder, and the Company's Directors entered into an agreement with the Stockholders who had initiated the action to obtain Company books and records. Pursuant to the agreement: (i) the Company's Chief Executive Officer agreed to purchase 6,615,531 shares of Company common stock (representing approximately 14.4% of the Company's outstanding common stock and all of the Company stock beneficially owned by the Stockholders), for a cash purchase price of $0.55 per share ($3,638,542 in the aggregate for all of the shares); (ii) the Stockholders agreed to dismiss the books and records action and release any additional claims the Stockholders might have, including claims the stockholder said they had been considering litigating against the Company, its Directors and its Chief Executive Officer; (iii) the Stockholders entered into a standstill and other agreements which will preclude them from taking a position in the Company for a period of time; and (iv) the Company agreed to pay the Stockholders $1.1 million. No portion of the purchase price for the shares acquired by the Company's Chief Executive Officer was provided by or financed by the Company. Although the shares were not offered to the Company for purchase, the Company's Board of Directors declined to purchase the shares at the price they were offered to the Company's Chief Executive Officer. As the parties were negotiating a settlement of this matter prior to September 30, 2006, the settlement charge of $1,100,000 and related insurance recovery of $400,000 were considered to be probable and estimable and have been reflected in the third quarter and nine month periods ended September 30, 2006. The net cost to the Company of the settlement was approximately $700,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at September 30, 2006, aggregated $42,260,000 consisting principally of cash and cash equivalents of $1,376,000, investment securities of $37,962,000 and real estate owned of $2,184,000. At September 30, 2006, the Company's liabilities aggregated $18,202,000. Total stockholders equity was $24,058,000.

     The liability for the Company's non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), which is accrued but not funded, increased to $16,050,000 at September 30, 2006 from $14,595,000 at December 31, 2005. The Supplemental Plan liability reflects the September 30, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     The anticipated May 31, 2007 lump-sum Supplemental Plan benefit payment to Mr. Bianco is expected to be paid to him from the Company's available financial resources. The Supplemental Plan has been amended to provide for its automatic termination immediately following the payment to Mr. Bianco of his Supplemental Plan lump-sum benefit on or about May 31, 2007. In accordance with the accounting for the Supplemental Plan's scheduled termination on or about May 31, 2007, in accordance with GAAP, the ultimate liability relating to the anticipated termination of the Supplemental Plan is not reflected in the financial statements presented herein, as all conditions for the final termination of the Supplemental Plan have not yet been met. The Company will continue to recognize an expense for the Supplemental Plan and the Supplemental Plan liability will increase through the date on which the Supplemental Plan is terminated.

     For a further discussion of the Supplemental Plan and Mr. Bianco's 2007 Employment Agreement, see Part I - Item 1 - Note 11 to the Company's consolidated financial statements.

     For the nine months ended September 30, 2006, cash of $3,680,000 was used by continuing operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for the first nine months of 2006 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents, rental income and the Company's current financial resources. Management believes that the Company's capital resources are sufficient to continue operations for 2006.

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

     As of September 30, 2006, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

     See Part I - Item 1 - Note 7 for further information concerning the sale of the Company's 38,000 square foot building in July 2005. A gain from the sale, of approximately $10 million, was reflected in the Company's financial statements for the year ending December 31, 2005.

     There are no material commitments for capital expenditures as of September 30, 2006. See Part I - Item 1 - Note 11 to the Company's consolidated financial statements for information regarding the anticipated Supplemental Plan lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), expected to be paid on or about May 31, 2007. Inflation has had no material impact on the business and operations of the Company.

     Pursuant to the Company's Repurchase Plan, the Company repurchased, from unaffiliated parties, an aggregate of 1,115,000 shares of common stock during the nine month period ended September 30, 2006, at various dates, at market prices at their time of purchase. See Part I - Item 1 - Note 12 for further details with regard to the Company's purchases of common stock pursuant to its common stock repurchase plan.

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

Results of Operations for the Third Quarter and Nine Months ended September 30, 2006 vs. the Third Quarter and Nine Months Ended September 30, 2005

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

     As indicated herein, as a result of the sale, the operating results of the Company's Two Soundview property for the periods ended prior to the July 2005 sale have been reclassified to discontinued operations and accordingly, rental income from real estate owned represents the Company's remaining property and was $2,000 and $92,000 for the third quarter and nine months ended September 30, 2006 as compared to $41,000 and $127,000 for the third quarter and nine months ended September 30, 2005. The decreased amounts of $2,000 and $92,000 in the 2006 periods, compared to $41,000 and $127,000 in the 2005 periods are due to unoccupied office space currently available for lease, versus occupancy in the same 2005 periods.

     Compensation and benefits increased to $3,742,000 in the nine months ended September 30, 2006, compared with $3,373,000 in same 2005 period. The increase is primarily due to an increased Supplemental Retirement Plan ("Supplemental Plan") expense in the nine month period ended September 30, 2006 versus the same 2005 period as further described below, offset slightly by a lower level of incentive compensation accruals in 2006 versus 2005. Compensation and benefits decreased slightly to $1,058,000 in the third quarter period ended September 30, 2006, versus $1,098,000 in the third quarter period ended September 30, 2005. The decrease in the quarterly 2006 period versus the quarterly 2005 period is principally due to a lower level of incentive compensation accruals in 2006 versus 2005.

     The Supplemental Plan expense was $513,000 and $2,023,000 for the third quarter and nine months ended September 30, 2006, respectively, compared to $522,000 and $1,043,000 for the third quarter and nine months ended September 30, 2005, respectively.

     The increased Supplemental Plan expense is due to recognition of an expense for the nine month period ended September 30, 2006, of $992,000 recorded to increase the Supplemental Plan liability to reflect the September 30, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan as further described in Part I - Item 1 - Note 11 to the Company's consolidated financial statements.

     An additional a Supplemental Plan expense of $284,000 and $568,000 was recorded in the third quarter and nine months ended September 30, 2006, respectively, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which is included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of December 31, 2005, and March 31, 2006, and is being amortized on a straight line basis over the 14-month from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $513,000 for the third quarter period ended September 30, 2006, as compared to $464,000 for the first quarter period ended March 31, 2006 and $1,047,000 for the second quarter ended June 30, 2006. For the nine month period ended September 30, 2006, the Supplemental Plan expense was $2,023,000. The amortization of the additional minimum pension liability of $284,000 and $568,000 in the third quarter and nine month periods ended September 30, 2006, respectively, although recorded as a component of compensation expense in the Company's consolidated statement of operations, does not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Notes 9 and 11 to the Company's consolidated financial statements for further information.

     As noted above, the Company adopted Statement 123R effective on January 1, 2006. In accordance with SFAS 123R, the Company has applied the "modified prospective" method in which compensation cost for stock options is recognized beginning with the effective date. During the third quarter and nine months ended September 30, 2006, the Company recorded $22,000 and $66,000, respectively, of compensation expense relating to stock options. In accordance with the "modified prospective" method, no compensation expense relating to stock options was recorded for the third quarter and nine months ended September 30, 2005. For further information regarding the Company's adoption of SFAS 123R and its impact on the Company's financial statements, see Part I - Item 1 - Note 10 to the Company's consolidated financial statements.

     Professional and outside services were $553,000 and $2,274,000 in the third quarter and nine months ended September 30, 2006, and $423,000 and $1,537,000 in the respective 2005 periods. The increase in the 2006 nine month period as compared to the respective 2005 period is principally the result of a higher level of legal and professional fees relating to the Supervisory Goodwill litigation as a result of discovery in 2006, relating to the Show Cause hearing and, to a lesser extent, other corporate professional fees.

     Property operating and maintenance expenses were $28,000 and $89,000 for the third quarter and nine months ended September 30, 2006, respectively, compared to $29,000 and $99,000 in the respective 2005 periods. The decreased expenses in 2006 compared to the 2005 periods are due to a decrease in the level of repairs and maintenance expenses. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the third quarter and nine months ended September 30, 2006, increased to $491,000 and $1,368,000, respectively, from $333,000 and $604,000, in the respective 2005 periods. The increase is principally due to an increase in the aggregate amount of cash equivalents and investment securities invested as a result of the cash proceeds received in connection with the sale of real estate owned in July 2005, and to a lesser extent, an increased yield on investments due to rising interest rates, as further discussed in Part I - Item 1 - Note 7.

     Other expense of $1,100,000 in the third quarter and nine months ended September 30, 2006, reflects an accrual for the settlement of claims which was paid in October 2006 as more fully described in Note 3 herein. Other income of $400,000 in the third quarter and nine months ended September 30, 2006, is attributable to a receivable recorded for the November 2006 receipt of insurance proceeds received.

     Other income of $72,000 in the nine month period ended September 30, 2006, is attributable to settlement proceeds received from the litigation with SDG, Inc., received in April 2006. The Company remains a shareholder in SDG and AMDG, but has no current carrying value for this investment, as the Company's original cost basis was previously written off.

     No investment securities available for sale were sold in the nine months ended September 30, 2006. For the nine months ended September 30, 2005, realized gains on sales of investment securities available for sale were $20,000.

     The income tax provisions of $33,000 and $99,000 for the third quarter and nine months ended September 30, 2006, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. The income tax provisions of $180,000 and $240,000 for the third quarter and nine months ended September 30, 2005, respectively, are attributable to a provision for federal alternative minimum tax of $150,000 for the third quarter and nine month periods and $30,000 and $90,000, respectively attributable to state taxes. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

DISCONTINUED OPERATIONS

     As discussed in Part I - Item 1 - Note 7, in July 2005, the Company completed the sale of Two Soundview. The sale price was $28,000,000 less normal real estate closing adjustments. A gain from the sale of $10,298,000 is reflected in the Company's financial statements for the year ending December 31, 2005.

     Income from discontinued operations was $63,000 and $749,000 for the third quarter and nine months ended September 30, 2005, respectively.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                      September 30, 2006               December 31, 2005
                                                     ====================             ===================
                                                     Carrying        Fair              Carrying      Fair
                                                        Value       Value                 Value     Value
(in thousands)                                       --------       -----             ---------     -----

U.S. Treasury Bills and Notes...............         $ 36,225     $ 36,231            $ 39,031    $ 39,034
                                                     ========     ========            =========   ========
Weighted average interest rate..............             4.65%                            3.81%
                                                    =========                         =========

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

(In thousands)                                                         September 30,    December 31,
                                                                            2006             2005
Equity Securities Available for Sale:                                  ============     ============

Fair value........................................................          $1,736           $1,729
                                                                            ======           ======
Hypothetical fair value at a 20% increase in market price.........          $2,083           $2,075
                                                                            ======           ======
Hypothetical fair value at a 20% decrease in market price.........          $1,389           $1,383
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

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2006. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file (under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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


Date:  November 14, 2006