Form 10-K
period 2006-12-31
AMBASE CORP
filed 2007-03-29
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal  year  ended  December  31,  2006
                               OR
     |_|  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

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

                         Rights to Purchase Common Stock

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes______ No X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes______ No X

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer__ Accelerated Filer __ Non-Accelerated Filer X

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes______ No X

     At February 28, 2007, there were 44,968,519 shares of registrant's Common Stock outstanding. At June 30, 2006 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.47 per share, was approximately $17 million. The Common Stock constitutes registrant's only outstanding class of security.

     Portions of the registrant's definitive Proxy Statement for its 2007 Annual Meeting of Stockholders, which Proxy Statement registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

     The Exhibit Index is located in Part IV, Item 15, Page 48.

AmBase Corporation

Annual Report on Form 10-K
December 31, 2006

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

Item 5.       Performance Graph...................................................................................8

Item 6.       Selected Financial Data.............................................................................9

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...............9

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.........................................17

Item 8.       Financial Statements and Supplementary Data........................................................18

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............46

Item 9A.      Controls and Procedures............................................................................46

Item 9B.      Other Information..................................................................................46

PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................46

Item 11.      Executive Compensation.............................................................................46

Item 12.      Security Ownership of Certain Beneficial Owners & Management.......................................47

Item 13.      Certain Relationships and Related Transactions.....................................................47

Item 14.      Principal Accountant Fees and Services.............................................................47

PART IV

Item 15.      Exhibits and Financial Statement Schedules.........................................................48

PART I

ITEM 1.       BUSINESS

     AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975 by City Investing Company ("City"). AmBase is a holding company that, through a wholly owned subsidiary, owns one commercial office building in Greenwich, Connecticut that is managed and operated by the Company. The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease. The executive office of the Company is located at 100 Putnam Green, Third Floor, Greenwich, Connecticut 06830.

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Part II - Item 8 - Notes 9 and 10 to the Company's consolidated financial statements. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 6 employees at December 31, 2006.

     In July 2005, the Company sold its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut ("Two Soundview"). Accordingly, the results of operations of Two Soundview have been retroactively reclassified as discontinued operations in the accompanying Consolidated Statement of Operations for the periods presented in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Part II - Item 8 - Note 13 to the Company's Consolidated Financial Statements for further information.

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

     In December  1997, the Company  formed a new wholly owned  subsidiary,  SDG
Financial Corp. ("SDG Financial"), to pursue merchant banking activities. SDG Financial purchased an equity interest in SDG, Inc. ("SDG") and was granted the exclusive right to act as the investment banking/financial advisor to SDG, Inc. and all of its subsidiaries and affiliates. The Company also purchased convertible preferred and common stock in AMDG, Inc. ("AMDG"), a majority owned subsidiary of SDG. SDG and AMDG are development stage pharmaceutical companies. In connection with a litigation settlement with SDG and AMDG, the Company received $72,000 in April 2006. The Company remains a shareholder in SDG and AMDG and will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. These investments have no current carrying value, as the Company's original cost basis was previously written off.

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
           Attention:  Shareholder Services
           (800) 937-5449 or (718) 921-8200 Ext. 6820

     As the Company does not maintain a website, copies of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements can also be obtained directly from the Company free of charge by sending a request to the Company by mail as follows:

           AmBase Corporation
           100 Putnam Green, 3rd Floor
           Greenwich, CT 06830
           Attn: Shareholder Services

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission ("SEC") EDGAR Database available on the SEC's website at www.sec.gov. Materials filed with the SEC may also be read or copied by visiting the SEC's Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

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

     o concentration in a single real estate asset and class,

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

     The property the Company owns is subject to real property taxes. The real property taxes on the Company's property and any other properties that the Company acquires in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that the Company's available rental space remains unoccupied or future tenants are unable or unwilling to pay such increase in accordance with their leases, the Company's net operating expenses may increase.

     The Company's business is concentrated in Southern Connecticut, and adverse conditions in the region could negatively impact the Company's operations.

     The Company's current operations are concentrated in Southern Connecticut, specifically in the Greenwich area. As a result, the value of the Company's real estate is dependent on the economic strength of that region. Because of the Company's geographic concentration and its single property, the Company's operations are more vulnerable to adverse changes in the Greenwich economy than those of larger, more diversified companies. Should the Company experience softening in the Company's market and not be able to offset the potential negative market influences on price and volume, the Company's financial results could be negatively impacted.

     The Company is in a competitive business.

     The real estate industry is highly competitive. The Company competes for tenants for its unoccupied rental space with a large number of real estate property owners and other companies that sublet properties. The Company's principal means of competition are rents charged in relation to the income producing potential of the location. In addition, the Company expects other major real estate investors, some with much greater resources than the Company has, may compete with us for attractive acquisition opportunities. These competitors include REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair the Company's ability to make suitable property acquisitions on favorable terms in the future.

     The Company's future cash flow is dependent on renewal of leases and reletting of the Company's space.

     The Company is subject to risks that its presently available rental space may not be successfully rented, that financial distress of the Company's tenants may lead to vacancies at the Company's property, that leases may not be renewed, that locations may not be relet or that the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. In addition, numerous properties compete with the Company's property in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on the Company's ability to lease the Company's property or newly acquired properties and on the rents charged. If the Company were unable to promptly relet or renew the leases for all or a substantial portion of this location, or if the rental rates upon such renewal or reletting were significantly lower than expected, the Company's cash flow could be adversely affected and the resale value of the Company's property could decline.

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

     Changes in the composition of the Company's assets and liabilities through acquisitions, divestitures or corporate restructuring may affect the Company's results.

     The Company may make future acquisitions or divestitures of assets or changes in how such assets are held. Any change in the composition of the Company's assets and liabilities or how such assets and liabilities are held could significantly affect the Company's financial position and the risks that the Company faces.

     The Company may not be able to generate sufficient taxable income to fully realize the Company's deferred tax asset.

     The Company has federal income tax net operating tax loss ("NOL") carryforwards and other tax attributes. If the Company is unable to generate sufficient taxable income, the Company may not be able to fully realize the benefit of the NOL carryforwards.

     Because the Company from time to time maintains a majority of its assets in securities, the Company may in the futurebe deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

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

     Terrorist attacks and other acts of violence or war may affect the market on which the Company's common stock trades,the markets in which the Company operate, the Company's operations and the Company's results of operations.

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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     Executive Officers of the Registrant

     Each executive officer is elected to serve in the executive officer capacity set forth opposite his respective name until the next Annual Meeting of Stockholders. Other than those noted below, the Company is not aware of any family relationships between any of the executive officers or directors of the Company.

     Set forth below is a list of executive officers of the Company at December 31, 2005:

Name                                    Age                    Title
====                                    ===                  ==========
Richard A. Bianco                        59             Chairman, President and
                                                        Chief Executive Officer


John P. Ferrara                          45               Vice President,
                                                       Chief Financial Officer
                                                            and Controller

Joseph R. Bianco                         62                    Treasurer

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

     Mr. J. Bianco was elected to the position of Treasurer of the Company in January 1998. He has dedicated his career to the financial services and investment industry. Prior to his employment with the Company in 1996, he worked for Merrill Lynch & Co. ("Merrill") as Vice President, responsible for Sales and Marketing in the Merrill Global Securities Clearing division from 1983 to 1996.

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

                                                        2006                                         2005
                                                =====================                       =====================
                                               High               Low                       High              Low
                                               ====               ===                       ====              ===
First Quarter.......................       $    0.63          $   0.52                 $    0.90          $   0.61
Second Quarter......................            0.55              0.46                      0.75              0.56
Third Quarter.......................            0.55              0.44                      0.70              0.58
Fourth Quarter......................            0.57              0.43                      0.71              0.52

     As of February 28, 2007, there were approximately 14,300 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 2006 or 2005. The Company does not intend to declare or pay dividends in the foreseeable future.

     For information concerning the Company's stockholder rights plan, see Part II - Item 8 - Note 5 to the Company's consolidated financial statements.

     Common Stock Repurchase Plan:

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

                                             Total                          Total Number           Maximum Number
                                            Number of        Average     Shares Purchased         Shares that may
                                            Shares         Price Paid    as Part of Publicly     yet be Purchased
                                          Purchased         per Share     Announced Plans          under the Plan
                                        --------------------------------------------------------------------------
Opening Balance...........................         -           -                  50,000               9,950,000
January 1, 2006 - January 31, 2006........         -           -                  50,000               9,950,000
February 1, 2006 - February 28, 2006......   970,000       $   0.58            1,020,000               8,980,000
March 1, 2006 - March 31, 2006............         -           -               1,020,000               8,980,000
April 1, 2006 - April 30, 2006............         -           -               1,020,000               8,980,000
May 1, 2006 - May 31, 2006................         -           -               1,020,000               8,980,000
June 1, 2006 - June 30, 2006..............    50,000           0.49            1,070,000               8,930,000
July 1, 2006 - July 31, 2006..............         -           -               1,070,000               8,930,000
August 1, 2006 - August 31, 2006..........    95,000           0.47            1,165,000               8,835,000
September 1, 2006 - September 30, 2006....         -           -               1,165,000               8,835,000
October 1, 2006 - October 31, 2006........         -           -               1,165,000               8,835,000
November 1, 2006 - November 30, 2006......   150,000           0.45            1,315,000               8,685,000
December 1, 2006 - December 31, 2006......         -           -               1,315,000               8,685,000
                                        ------------
Total....................................  1,265,000
                                        ============

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

     In October 2006, in order to eliminate continued involvement in the above referenced action or potential future actions, and the resultant time, expense and potential adverse impact on the Company's current operations and litigation claims, the Company, its Chief Executive Officer and principal stockholder, and the Company's Directors entered into an agreement with the Stockholders who had initiated the action to obtain Company books and records. Pursuant to the agreement: (i) the Company's Chief Executive Officer agreed to purchase 6,615,531 shares of Company common stock (representing approximately 14.4% of the Company's outstanding common stock and all of the Company stock beneficially owned by the Stockholders), for a cash purchase price of $0.55 per share ($3,638,542 in the aggregate for all of the shares); (ii) the Stockholders agreed to dismiss the books and records action and release any additional claims the Stockholders might have, including claims the Stockholders said they had been considering litigating against the Company, its Directors and its Chief Executive Officer; (iii) the Stockholders entered into a standstill and other agreements which will preclude them from taking a position in the Company for a period of time; and (iv) the Company agreed to pay the Stockholders $1.1 million. No portion of the purchase price for the shares acquired by the Company's Chief Executive Officer was provided by or financed by the Company. Although the shares were not offered to the Company for purchase, the Company's Board of Directors declined to purchase the shares at the price they were offered to the Company's Chief Executive Officer. A settlement charge of $1,100,000 recorded as other expense and related insurance recovery of $400,000 recorded as other income, have been reflected Statement of Operations for the year ended December 31, 2006. The net cost to the Company of the settlement was approximately $700,000. This matter is, therefore, concluded.

     STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock for the past five years with the performance of the Standard & Poor's 500 Financials Index (S&P 500 Financials) and the Standard & Poor's 500 Stock Index (S&P 500) for that period. The graph assumes that a $100 investment was made in the Company's Common Stock and each of the indices at the earliest date shown, and the dividends, if any, were reinvested. No dividends have been paid by the Company over the past five (5) years. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.






































                                   December 31

--------------------- --------------- --------------- ---------------- --------------- --------------- ---------------

   Company/Index              2001           2002            2003             2004            2005            2006
--------------------- --------------- --------------- ---------------- --------------- --------------- ---------------

AmBase Corporation            100.00           85.44            63.11           74.76           50.97           48.54

S&P 500
Index                         100.00           77.90           100.25          111.15          116.61          135.03

S&P 500 Financials
Index                         100.00           85.36           111.85          124.03          132.06          157.41
--------------------- --------------- --------------- ---------------- --------------- --------------- ---------------

     ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Part II - Item 8 of this Form 10-K. The consolidated statements of operations, for the periods ended prior to the July 2005 sale of Two Soundview were retroactively reclassified to reflect the operations as discontinued operations.

                                                                        Years ended December 31
                                                  =================================================================
(in thousands, except per share data)                 2006           2005 (a)     2004         2003            2002 (b)
                                                      ====           ====         ====         ====          ======
Operating revenue ..........................      $     92       $    170     $    176      $   320        $    320
Interest income.............................         1,846          1,034          505          334             705
                                                  ========       ========     ========      =======        ========
Loss from continuing operations.............      $(5,463)      $  (5,519)    $ (4,696)     $(5,102)       $ (5,230)
Income from discontinued operations.........             -         10,647        1,345        1,543              97
                                                  --------       --------     --------      -------        --------
Net income (loss)..........................       $(5,463)       $  5,128     $ (3,351)     $(3,559)       $ (5,133)
                                                  ========       ========     ========      =======        ========
Loss from continuing operations - Basic.....      $ (0.12)       $  (0.12)    $  (0.10)     $ (0.11)       $  (0.11)
Income from discontinued operations - Basic.            -            0.23         0.03         0.03               -
                                                  --------       --------     --------     --------        --------
Net income (loss) per common share - Basic..      $ (0.12)       $   0.11     $  (0.07)    $  (0.08)       $  (0.11)
                                                  ========       ========     ========     ========        ========
Dividends ..................................            -               -            -            -               -
                                                  ========       ========     ========     ========        ========
Total assets................................      $42,148        $ 45,883     $ 40,860     $ 41,668        $ 43,656
Total stockholders' equity (deficit)........       24,667          29,682       25,574       29,367          32,902
                                                  =======        ========     ========     ========        ========

     (a) Net income in 2005 includes a $10,298,000 gain from the sale of Two Soundview.

     (b) Net loss in 2002 includes a $1,600,000 write down of the Company's investments in SDG and AMDG.


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

     FINANCIAL CONDITION AND LIQUIDITY

     The Company's assets at December 31, 2006, aggregated $42,148,000, consisting principally of cash and cash equivalents of $2,601,000, investment securities of $36,040,000 and real estate owned of $2,171,000. At December 31, 2006, the Company's liabilities aggregated $17,481,000. Total stockholders equity was $24,667,000.

     Other assets of $1,336,000 at December 31, 2006, consists principally of a $1,201,000 interest refund due from the Internal Revenue Service ("IRS"), which was received by the Company in January 2007. This amount was recorded as other income in the accompanying consolidated Statement of Operations for the year ending December 31, 2006. See Results of Operations - Continuing Operation, below for further information.

     The liability for the Company's non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), which is accrued but not funded, increased to $16,282,000 at December 31, 2006 from $14,595,000 at December 31, 2005. The Supplemental Plan liability reflects the December 31, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor.

     In March 2006, the Supplemental Plan was amended to provide for its automatic termination immediately following the payment to Mr. Bianco of his Supplemental Plan lump-sum benefit on or about May 31, 2007. In accordance with the accounting for the Supplemental Plan's scheduled termination on or about May 31, 2007, in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the ultimate liability relating to the anticipated termination of the Supplemental Plan is not reflected in the financial statements presented herein, as all conditions for the final termination of the Supplemental Plan have not yet been met. The Company will continue to recognize an expense for the Supplemental Plan and the Supplemental Plan liability will increase through the date on which the Supplemental Plan is terminated. The anticipated May 31, 2007 lump-sum Supplemental Plan benefit payment to Mr. Bianco of $16,676,115 is expected to be paid to him from the Company's available financial resources. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     For a further  discussion of the  Supplemental  Plan and Mr.  Bianco's 2007
Employment Agreement, see Part II - Item 8 - Note 7 to the Company's consolidated financial statements and Application of Critical Accounting Policies - Supplemental Retirement Plan, below.

     For the year ended December 31, 2006, cash of $4,519,000 was used by continuing operations, including the payment of operating expenses and prior year accruals; partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2006 were principally satisfied by interest income received on investment securities and cash equivalents and the Company's financial resources. Management believes that the Company's capital resources are sufficient to continue operations for 2007.

     For the year ended December 31, 2005, cash of $5,328,000 was used by continuing operations, including the payment of operating expenses and prior year's accruals (including the legal accrual described below); partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for 2005 were principally satisfied by rental income and investment earnings received on investment securities and cash equivalents and the Company's financial resources. During July 2005, the Company received $27,442,000 of net cash proceeds from the sale of Two Soundview as further discussed in Part II - Item 8 - note 13. The proceeds were reinvested in treasury bills and are included in investment securities, held to maturity in the Company's Consolidated Balance Sheet.

     In March 2005, the Company paid approximately $1.8 million of previously incurred legal fees and other expenses relating to the Company's defense of a withholding obligation issue with the IRS which was successfully concluded in October 2001. The Company had previously accrued these costs which were
reflected  in  other   liabilities  in  prior  period   consolidated   financial
statements.

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

     See Part II - Item 8 - note 13 for further information concerning the sale of the Company's 38,000 square foot building in July 2005. A gain from the sale, of approximately $10.3 million, is reflected in the Company's Statement of Operations for the year ending December 31, 2005.

     Pursuant to the Company's Repurchase Plan, the Company repurchased, from unaffiliated parties, an aggregate of 1,265,000 shares of common stock during the year ended December 31, 2006, at various dates, at market prices at their time of purchase. See Part II - Item 8 - Note 5 for further details with regard to the Company's purchases of common stock pursuant to its common stock repurchase plan. There are no material commitments for capital expenditures as of December 31, 2006. See Part II - Item 8 - Note 7 to the Company's consolidated financial statements for information regarding the anticipated Supplemental Plan lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), expected to be paid on or about May 31, 2007. Inflation has had no material impact on the business and operations of the Company.

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

     RESULTS OF OPERATIONS

     Continuing Operations

     The Company's main source of operating revenue has recently been rental income earned on real estate owned. The Company principally earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management expects that operating cash needs in 2007 will be met principally by the receipt of non-operating revenue consisting of interest income earned on investment securities and cash equivalents, and the Company's current financial resources.

     For the year ended December 31, 2006, the Company recorded a loss from continuing operations of $5,463,000 or $0.12 per share.

     For the year ended December 31, 2005, the Company recorded a loss from continuing operations of $5,519,000 or $0.12 per share.

     For the year ended December 31, 2004, the Company recorded a loss from continuing operations of $4,696,000 or $0.10 per share.

     As indicated herein, as a result of the sale of Two Soundview in July 2005, the operating results of the Company's Two Soundview property for the years ended December 31, 2005 and 2004 have been reclassified to discontinued operations. Accordingly, rental income from real estate owned represents the Company's remaining property and was $92,000 in 2006 compared to $170,000 in 2005, and $176,000 in 2004. The decreased amount of $92,000 in 2006, compared to $170,000 in 2005, is principally the result of a decrease in rental income received in 2006 compared to 2005 due to unoccupied office space during the last half of 2006, which is currently available for lease, versus occupancy in 2005. The slight decreased amount of $170,000 in 2005, compared to $176,000 in 2004, is principally the result of office vacancy in 2005 compared to office vacancies during a portion of 2004.

     Compensation and benefits increased to $4,778,000 in 2006 from $4,212,000 in 2005, and from $4,150,000 in 2004. Included in compensation and benefits is an accrual for the Supplemental Plan of $2,539,000 for 2006, $2,087,000 for 2005, and $1,890,000 for 2004.

     The increase in compensation and benefits in 2006 versus 2005 is principally due to a $452,000 increase in the Supplemental Plan accrual as discussed below and an increase resulting from the recognition of stock option expense of $88,000 in 2006, in accordance with the recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"). The increased amount of $4,212,000 in 2005, compared to $4,150,000 in 2004, is primarily due to an increased Supplemental Plan expense in 2005 versus 2004 as further described below, offset slightly by a lower level of incentive compensation accruals in 2005 versus 2004.

     The increased Supplemental Plan expense of $2,539,000 in 2006 compared to $2,087,000 in 2005 is due to recognition of an expense of $1,687,000, comprised of an expense of $1,224,000 recorded to increase the Supplemental Plan liability to reflect the December 31, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan as further described in Part II - Item 8
- Note 7 to the Company's consolidated financial statements, and an expense of $463,000 to reflect actuarially determined pension costs.

     An additional Supplemental Plan expense of $852,000 was recorded for the year ended December 31, 2006, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which is included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of December 31, 2005, and is being amortized on a straight line basis over the 14-month period from April 1, 2006 through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The additional minimum pension liability amortization is included as a component of the aggregate Supplemental Plan expense of $2,539,000 for the full year period ended December 31, 2006. The amortization of the additional minimum pension liability of $852,000 for the full year period ended December 31, 2006, although recorded as a component of compensation expense in the Company's consolidated statement of operations, does not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part II - Item 8 -
Note  7  to  the  Company's   consolidated   financial  statements  for  further
information.

     The Company adopted Statement 123R effective on January 1, 2006. In accordance with SFAS 123R, the Company has applied the "modified prospective" method in which compensation cost for stock options is recognized beginning with the effective date. During the year ended December 31, 2006, the Company recorded $88,000 of compensation expense relating to stock options. In accordance with the "modified prospective" method, no compensation expense relating to stock options was recorded for the years ended December 31, 2005 and 2004. For further information regarding the Company's adoption of SFAS 123R and its impact on the Company's financial statements, see Part II - Item 8 - Note 8 to the Company's consolidated financial statements.

     Professional and outside services increased to $2,655,000 in 2006 from $2,003,000 in 2005 and from $1,422,000 in 2004. The increase in the 2006 period of $2,655,000 from $2,003,000 in 2005 is principally the result of higher legal fees relating to the Supervisory Goodwill litigation as a result of discovery, brief preparation and expert's reports relating to the Show Cause hearing and to a lesser extent, other corporate professional fees. The increase in the 2005 period to $2,003,000 from $1,422,000 in 2004 is principally the result of a higher level of legal fees in 2005, relating to the Supervisory Goodwill litigation as a result of discovery relating to the Show Cause hearing and to a lesser extent, other corporate professional fees. See Part II - Item 8 - Note 10 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill litigation proceedings.

     The 2004 period includes an additional accrual of approximately $0.5 million of fees relating to the costs associated with a withholding obligation issue with the IRS as further discussed in Financial Condition and Liquidity, herein. Excluding this additional expense, professional and outside services would have been $922,000 for the year 2004, compared with $2,003,000 for the year 2005, primarily due to an overall lower level of legal expenses incurred during 2004 for the Supervisory Goodwill litigation proceedings.

     Property operating and maintenance expenses were $123,000 in 2006, $124,000 in 2005, and $102,000 in 2004. The slight increase in 2005 compared to 2004 is due to increased utilities costs and other maintenance costs.

     Interest income was $1,846,000 in 2006, $1,034,000 in 2005, and $505,000 in
2004. The increase in 2006 compared to 2005 is principally due to an increase in the aggregate amount of cash equivalents and investment securities invested for the full year of 2006, as a result of the cash proceeds received in connection with the July 2005 sale of real estate owned, and to a lesser extent, an increased yield on investments due to rising interest rates. The increase in 2005 compared to 2004 is principally due to an increase in the aggregate amount of cash equivalents and investment securities invested as a result of the cash proceeds received in connection with the sale of real estate owned in July 2005, and to a lesser extent, an increased yield on investments due to rising interest rates.

     During 2006, 2005, and 2004 realized gains on sales of investment securities available for sale were $45,000, $20,000, and $747,000 respectively. The increase in 2004 is the result of a higher level of investment securities available for sale and realization of gains on sales due to market appreciation.

     Other expense of $1,100,000 for 2006 is attributable to a payment in October 2006 for the settlement of claims as more fully described in Part II -
Item 8 - Note 10 to the Company's consolidated financial statements. Other income of $400,000 for the year ended December 31, 2006, is attributable to receipt of insurance proceeds received. See Part II - Item 8 - Note 10 to the Company's consolidated financial statements for further information.

     Other income of $1,273,000 in 2006 consists of $1,201,000 attributable to an IRS interest refund, consented to by the IRS in December 2006, and received by the Company in January 2007. The IRS refund resulted from the Company's pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year. The Company is continuing to pursue similar claims from several other tax years, but at the current time the Company can give no assurances as to the final amounts of any additional interest refunds, if any, or when they might be received. The additional $72,000 of other income is attributable to settlement proceeds received from the litigation with SDG, Inc. The Company remains a shareholder in SDG and AMDG, but has no current carrying value for this investment, as the Company's original cost basis was previously written off.

     As noted above herein, during the year ended December 31, 2006, the Company recorded various amounts of other non-recurring other income and other expense from various sources and matters. The net aggregate amount of these non-recurring items resulted in the recognition of other income of $573,000, for the year ended December 31, 2006.

     The income tax provisions of $132,000 for the year ended December 31, 2006, is attributable to a provision for a minimum tax on capital to the state of Connecticut. The income tax provision for continuing operations of $95,000 for the year ending December 31, 2005, is attributable to a provision for a minimum tax on capital to the state of Connecticut. The Company utilized net operating loss ("NOL") carryforwards and alternative minimum tax ("AMT") NOL carryforwards which were available to offset taxable income generated from the sale of Two Soundview as discussed in Part II - Item 8 - Notes 9 and 13 to the Company's consolidated financial statements. Due to limitations on the amount of NOL carryforwards that can be utilized against taxable income, the income tax provision of $400,000 for discontinued operations for the year ended December 31, 2005, is attributable to a provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes.

     The income tax provision of $120,000 for the year 2004 is primarily attributable to a provision for a minimum tax on capital to the state of Connecticut.

     A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

     Discontinued Operations

     As further discussed in Part II - Item 8, Note 13 to the Company's consolidated financial statements, the Company sold Two Soundview in July 2005. The sale price was $28,000,000 less normal real estate closing costs and adjustments. A gain from the sale of $10,298,000 is reflected in the Company's financial statements for the year ended December 31, 2005.

     Income from discontinued operations before gain on disposition was $749,000 for the year ended December 31, 2005, which reflects the results of operations for Two Soundview for the period through July 15, 2005 (date of sale). For the full year 2004, income from discontinued operations was $1,345,000.

     TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)                                                     Payment Due By Period
                                                 ==========================================================
                                                          Less Than      One to      Three to      More than
                                                  Total   One Year    Three Years   Five Years    Five Years
Operating leases............................    $    8    $      8    $        -    $        -    $        -
                                                -------   --------    ----------    ----------    ----------
Total obligations...........................    $    8    $      8    $        -    $        -    $        -
                                                =======   ========    ==========    ==========    ==========

     See Part II - Item 8 - Note 7 to the Company's consolidated financial statements for information regarding the anticipated Supplemental Retirement Plan lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), expected to be paid on or about May 31, 2007.

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

     Supplemental Retirement Plan: Our Supplemental Retirement Plan (the "Supplemental Plan") accrued liability and benefit costs are developed on the basis of actuarial calculations. Inherent in these calculations are key assumptions including discount rates, actuarially determined mortality tables, a retirement/payment date assumption, form of benefit payment such as annuity versus lump-sum, and projected future earnings. The assumptions are typically reviewed on an annual basis at the beginning of each year. We are required to consider current market conditions, including changes in interest rates, in making these assumptions. Material changes in our accrued Supplemental Plan liability and annual costs may occur in the future due to changes in assumptions or experience different than that assumed. The Supplemental Plan liability is not funded. In accordance with GAAP, the December 31, 2006, Supplemental Plan liability reflects the present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan as further described in Part II - Item 8 -
Note 7 to the Company's consolidated financial statements.

     In connection with the Board of Director's determination that the Company's Supplemental Plan is to terminate automatically following the payment to Mr. Bianco of his lump-sum benefit of $16,676,115 on or about May 31, 2007 (the date on which Mr. Bianco's current employment agreement with the Company will expire by its terms), the Personnel Committee's agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years with no further Supplemental Plan accruals, and the Company's amendment to the Supplemental Plan to provide for the payment to Mr. Bianco of his Supplemental Plan benefit on or about May 31, 2007, certain assumptions and the basis utilized by the Company in developing the Supplemental Plan 2006 benefit costs and accrued liability were changed from those utilized in prior years. The 2006 assumptions, versus assumptions in 2005 are as follows: (i) we have assumed that Mr. Bianco's Supplemental Plan benefit (Mr. Bianco is the sole participant in the Supplemental Plan) will be paid in a lump-sum, versus the assumption made in prior years that annuity payments would be made; (ii) we have assumed Mr. Bianco's Supplemental Plan benefit entitlement date to be May 31, 2007 (his current employment contract expiration date and the date on or about his Supplemental Plan lump-sum benefit payment is to be paid), versus December 30, 2007 (age 60) in prior years; and (iii) we have projected that Mr. Bianco's total compensation in 2006 and 2007 for the calculation of Supplemental Plan benefits will not increase the average of the three highest years of compensation previously earned under the Supplemental Plan, as Mr. Bianco's
Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes is capped as of December 31, 2004. In addition, a 5.75% discount rate and a "RP-2000" projected to 2004 mortality table were utilized in 2006, versus a 5.50% discount rate and the same mortality table utilized in 2005.

     The 5.50% discount rate, (utilized for the 2005 actuarial calculations), was consistent with Moody's Aa bond index rate at December 31, 2005. The 5.75% discount rate being utilized for 2006 is the discount rate to be utilized pursuant to the agreement noted above. The mortality table for 2006 and 2005 reflects an up to date mortality table, which is being utilized for the calculation of Mr. Bianco's Supplemental Plan lump-sum benefit payment, pursuant to the agreements noted above.

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

     Deferred Tax Assets: As of December 31, 2006, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $31 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.

     New Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 also provides guidance on derecognition threshold of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the new requirements in the first quarter of 2007 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that the adoption of SFAS 158 will have a material effect on the Company's consolidated financial statements as the Company intends to terminate its Supplemental Retirement Plan (the "Supplemental Plan") on or about May 31, 2007, as further discussed in Part II - Item 8 - Note 7. The Company will continue to recognize an expense through to the date on which the Supplemental Plan will terminate. The ultimate liability related to the final termination of the Supplemental Plan is not reflected as all conditions for the final termination of the Supplemental Plan have not yet been met.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principals generally accepted in the United States of America ("GAAP") and expands disclosure requirements regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for such fiscal year, including financial statements for an interim period within such fiscal year. The Company is evaluating the impact of the adoption of SFAS 157 on its financial statements.

     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company is evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 2006 and 2005, with maturity dates of less than one year consist of the following:

                                                                      2006                       2005
(in thousands)                                              =========================   ===========================
                                                             Carrying       Fair           Carrying         Fair
                                                              Value         Value           Value          Value
                                                            ----------- -----------      ------------    ----------

U.S. Treasury Bills and Notes........................        $ 34,623       $ 34,625        $ 39,031      $  39,034
                                                             ========       ========        ========      =========
Weighted average interest rate.......................           4.65%                           3.81%
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

     The Company's portfolio of equity securities has exposure to equity price risk. Equity price risk is defined as the potential loss in fair value resulting from an adverse change in prices. The equity securities are primarily in the form of preferred stock in utility companies. The equity securities are held for an indefinite period, are accounted for as available for sale securities and are carried at fair value with net unrealized gains and losses recorded directly in a separate component of other comprehensive income (loss).

     The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market price as of the dates indicated below. The selected hypothetical changes are for illustrative purposes only and are not necessarily indicative of the best or worse case scenarios.

(in thousands)
                                                                        12/31/2006        12/31/2005
Equity Securities Available for Sale:                                   ==========        ==========

Fair value.............................................................$      1,417     $      1,729
                                                                       ============     ============
Hypothetical fair value at a 20% increase in market price..............$      1,700     $      2,075
                                                                       ============     ============
Hypothetical fair value at a 20% decrease in market price..............$      1,134     $      1,393
                                                                       ============     ============

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
and Stockholders of
AmBase Corporation

     In our opinion, the accompanying consolidated balance sheets listed in the index appearing under Item 15(a) (1) and the related consolidated statement of operations, comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)
(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2007

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             Years Ended December 31

(in thousands, except per share data)                                       2006             2005              2004
                                                                            ====             ====              ====
Revenues:
Rental income.................................................       $        92      $       170      $        176

Operating expenses:
Compensation and benefits.....................................             4,778            4,212             4,150
Professional and outside services.............................             2,655            2,003             1,422
Property operating and maintenance............................               123              124               102
Depreciation..................................................                51               51                50
Insurance.....................................................                80               79                90
Other operating...............................................               200              179               190
                                                                     -----------      -----------      ------------
                                                                           7,887            6,648             6,004
                                                                     -----------      -----------      ------------
Operating loss................................................            (7,795)          (6,478)           (5,828)
                                                                     -----------      -----------      ------------
Interest income...............................................             1,846            1,034               505
Other expense, claims settlement..............................            (1,100)               -                 -
Other income, insurance recovery..............................               400                -                 -
Realized gains of the sales of investment securities
  available for sale..........................................                45               20               747
Other income..................................................             1,273                -                 -
                                                                     -----------      -----------      ------------
Loss from continuing operations before income taxes...........            (5,331)          (5,424)           (4,576)
Income tax expense on continuing operations...................              (132)             (95)             (120)
                                                                     -----------      -----------      ------------
Loss from continuing operations...............................            (5,463)          (5,519)           (4,696)
                                                                     -----------      -----------      ------------
Income from operation of discontinued operations..............                 -              749             1,345
Gain on disposition...........................................                 -           10,298                 -
Income tax expense on discontinued operations.................                 -             (400)                -
                                                                     -----------      -----------      ------------
Income from discontinued operations...........................                 -           10,647             1,345
                                                                     -----------      -----------      ------------
Net income (loss).............................................       $    (5,463)     $     5,128      $     (3,351)
Per share data:                                                      ===========      ===========      ============
Basic:
Loss from continuing operations...............................       $     (0.12)     $     (0.12)     $     (0.10)
Income from discontinued operations...........................                 -             0.23              0.03
                                                                     -----------      -----------      ------------
Net income (loss) attributable to common stockholders.........       $     (0.12)     $      0.11      $      (0.07)
                                                                     ===========      ===========      ============
Assuming dilution:
Loss from continuing operations...............................       $     (0.12)     $     (0.12)     $      (0.10)
Income from discontinued operations...........................                 -             0.23              0.03
                                                                     -----------      -----------      ------------
Net income (loss) attributable to common stockholders.........             (0.12)            0.11             (0.07)
                                                                     ===========      ===========      ============
Weighted average common shares outstanding:
Basic.........................................................            45,327           46,234            46,225
                                                                     ===========      ===========      ============
Assuming dilution.............................................            45,327           46,234            46,225
                                                                     ===========      ===========      ============

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                December 31


(in thousands, except for share and per share amounts)                                       2006              2005
                                                                                             ====              ====
Assets:
Cash and cash equivalents.......................................................      $     2,601      $      2,852
Investment securities:
    Held to maturity (market value $34,625 and $39,034, respectively)...........           34,623            39,031
    Available for sale, carried at fair value...................................            1,417             1,729
                                                                                      -----------      ------------
Total investment securities.....................................................           36,040            40,760
                                                                                      -----------      ------------
Real estate owned:
    Land........................................................................              554               554
    Buildings...................................................................            1,900             1,900
                                                                                      -----------      ------------
                                                                                            2,454             2,454
    Less:  Accumulated depreciation ............................................             (283)             (232)
                                                                                      -----------      ------------
Real estate owned, net..........................................................            2,171             2,222
                                                                                      -----------      ------------
Other assets....................................................................            1,336                49
                                                                                      -----------      ------------
Total assets....................................................................      $    42,148      $     45,883
                                                                                      ===========      ============
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities........................................      $     1,171      $      1,568
Supplemental retirement plan....................................................           16,282            14,595
Other liabilities...............................................................               28                38
                                                                                      -----------      ------------
Total liabilities...............................................................           17,481            16,201
                                                                                      -----------      ------------
Commitments and contingencies...................................................                -                 -
                                                                                      -----------      ------------
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued
   and 44,968,519 outstanding in 2006 and 46,233,519 outstanding in 2005).......              464               464
Paid-in capital.................................................................          548,044           547,956
Accumulated other comprehensive loss............................................             (336)           (1,395)
Accumulated deficit.............................................................         (522,121)         (516,658)
Treasury stock, at cost - 1,441,488 and 176,488 shares, respectively............           (1,384)             (685)
                                                                                      -----------      ------------
Total stockholders' equity......................................................           24,667            29,682
                                                                                      -----------      ------------
Total liabilities and stockholders' equity......................................      $    42,148      $     45,883
                                                                                      ===========      ============

     The accompanying notes are an integral part of these consolidated financial statements.

                                                  AMBASE CORPORATION AND SUBSIDIARIES
                                       Consolidated Statements of Changes in Stockholders' Equity






                                                           Accumulated other
(in thousands)                  Common         Paid-in      comprehensive         Accumulated         Treasury
                                 stock         capital      income (loss)           deficit            stock         Total
                                =======      =========      =============      =================       =======       =====
December 31, 2003............  $     463     $  547,940     $            84       $    (518,435)    $      (685) $   29,367

Net loss.....................          -              -                   -              (3,351)             -       (3,351)
Stock options exercised......          1             16                   -                   -              -          17
Other comprehensive
  loss.......................          -              -                (459)                  -              -        (459)
                                --------      ---------       -------------       -------------      ----------   ---------
December 31, 2004............        464        547,956                (375)           (521,786)          (685)     25,574
                                --------      ---------       -------------       -------------      ----------   ---------
Net income...................          -              -                   -               5,128              -       5,128
Other comprehensive
  loss.......................          -              -              (1,020)                   -             -      (1,020)
                               ---------      ---------       -------------       -------------      ---------     --------
December 31, 2005............  $     464     $  547,956       $      (1,395)      $    (516,658)    $     (685)  $   29,682
                               =========      =========       =============        ============       ========     ========
Net loss.....................          -              -                                  (5,463)            -       (5,463)
Stock-based compensation.....          -             88                   -                   -             -           88
Common stock
  repurchased................          -              -                   -                   -           (699)       (699)
Other comprehensive
  income.....................          -              -               1,059                   -              -       1,059
                               ---------   ------------       -------------        ------------       --------     --------

December 31, 2006............  $     464     $  548,044     $          (336)      $    (522,121)    $   (1,384) $   24,667
                               =========     ==========       =============        ============       =========    ========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                             Years Ended December 31
                                 (in thousands)
                                                                                        2006            2005         2004
                                                                                       ======          ======       ======
Net income (loss)..........................................................         $  (5,463)    $   5,128      $  (3,351)

Minimum pension liability adjustment, net of tax effect of $0..............               852          (914)          (412)

Unrealized holding gains (losses) on investment securities - available for sale,
       net of tax effect of $0.............................................               207          (106)           (47)
                                                                                    ---------     ---------      ---------
Comprehensive income (loss)................................................         $  (4,404)    $   4,108      $  (3,810)
                                                                                    =========     =========      =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years Ended December 31
(in thousands)                                                                       2006             2005           2004
                                                                                     ====             ====           ====
Cash flows from operating activities:
Loss from continuing operations..........................................        $ (5,463)       $  (5,519)    $   (4,696)
Adjustments to reconcile loss from continuing operations to net cash used by continuing operations:
    Accretion of discount - investment securities........................             (53)            (575)          (115)
    Depreciation and amortization........................................              51               51             50
    Realized gains on investment securities available for sale...........             (45)             (20)          (747)
Stock-based compensation expense.........................................              88                -              -
Amortization of minimum pension liability................................             852                -              -
Changes in other assets and liabilities:
    Accrue interest receivable...........................................             (33)               -              -
    Accounts receivable..................................................               -                1              -
    Other assets.........................................................          (1,197)             426           (454)
    Accounts payable and accrued liabilities.............................            (397)              73            119
    Supplemental Plan and other liabilities..............................           1,677              233          2,440
Other, net...............................................................               1                2             (2)
                                                                                ---------          -------        -------
Net cash used by continuing operating activities.........................          (4,519)          (5,328)        (3,405)
                                                                                ---------          -------        -------
Income from discontinuing operations....................................                -           10,647          1,345
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
    Gain from sale of discontinued operations...........................                -          (10,298)             -
    Depreciation and amortization related to discontinued operations....                -              140            280
Changes in other assets and liabilities related to discontinued operations:
    Other assets & other liabilities....................................                -             (305)          (116)
                                                                                ---------          -------        -------
Net cash provided by discontinued operations............................                -              184          1,509
                                                                                ---------          -------        -------
Net cash used by operating activities...................................           (4,519)          (5,144)        (1,896)
                                                                                ---------          -------        -------
Cash flows from investing activities:
Maturities of investment securities - held to maturity...................         106,561           81,627         25,894
Purchases of investment securities - held to maturity....................        (102,158)        (111,493)       (17,040)
Purchases of investment securities - available for sale..................               -             (252)       (17,426)
Sales of investment securities - available for sale......................             564              548         17,790
Proceeds from sale of real estate owned..................................               -           27,442              -
                                                                                  -------         --------        -------
Net cash provided (used) by investing activities.........................           4,967           (2,128)         9,218
                                                                                  -------         --------        -------
Cash flows from financing activities:
Stock options exercised..................................................               -                -             17
Common stock repurchased.................................................            (699)               -              -
                                                                                  -------         --------        -------
Net cash (used) provided by financing activities.........................            (699)               -             17
                                                                                  -------         --------        -------
Net (decrease) increase in cash and cash equivalents.....................            (251)          (7,272)         7,339
Cash and cash equivalents at beginning of year...........................           2,852           10,124          2,785
                                                                                  -------         --------        -------
Cash and cash equivalents at end of year.................................         $ 2,601         $  2,852        $10,124
                                                                                  =======         ========        =======
Supplemental cash flow disclosure:
Income taxes paid........................................................         $   492         $    100        $   162
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

     In July 2005, the Company completed the sale of its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut ("Two Soundview"). Accordingly, the results of operations of Two Soundview have been retroactively reclassified as discontinued operations in the accompanying Consolidated Statement of Operations for the periods presented in accordance with Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Note 13 for additional information.

     Note 2 - Summary of Significant Accounting Policies

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

     Use of estimates in the preparation of financial statements:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

     Principles of consolidation:

     The consolidated  financial statements are comprised of the accounts of the
Company  and  its  majority  owned  subsidiaries.   All  material   intercompany
transactions and balances have been eliminated.

     Cash and cash equivalents:

     Highly  liquid  investments,   consisting  principally  of  funds  held  in
short-term money market accounts, with original maturities of less than three months, are classified as cash equivalents.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Investment securities:

     Securities that the Company has both the positive intent and ability to hold to maturity are classified as investment securities - held to maturity and are carried at amortized cost. Investment securities - available for sale, which are those securities that may be sold prior to maturity, are carried at fair value, with any net unrealized gains or losses reported in a separate component of other comprehensive income (loss), net of taxes.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," ("SFAS 123R"), using the modified prospective approach and therefore has not restated results for prior periods. Under this method, stock-based compensation expense for the year ended

     December 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years. See Note 8 herein for a further discussion of stock-based compensation.

     During the year ended December 31, 2006, the Company recorded compensation expense of $88,000 relating to unvested stock options. Compensation expense relating to stock options is recorded in the consolidated statement of operations, with a corresponding increase to additional paid in capital in the statement of stockholders' equity. Prior to 2006, as permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25's intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had the Company adopted SFAS 123R in the prior period, the impact of that standard would have approximated the impact of SFAS 123 in the disclosure of pro-forma net income (loss) and earnings per share described as follows:

(in thousands, except per share data)                                                            2005             2004
Net income (loss):                                                                              ========        ========
As reported.......................................................................           $    5,128      $   (3,351)
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123.......................................                 (126)            (79)
                                                                                             ----------       ---------
Pro forma.........................................................................           $    5,002      $   (3,430)
                                                                                             ==========       =========
Net income (loss) per common share:
Basic - as reported...............................................................           $     0.11      $   (0.07)
Basic - pro forma.................................................................                 0.11          (0.07)
Assuming dilution - as reported...................................................                 0.11          (0.07)
Assuming dilution - pro forma ....................................................                 0.11          (0.07)
                                                                                             ==========        ========

     Deferred rent receivable and revenue recognition:

     The Company previously earned rental income under operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms, if any, is recorded as deferred rent receivable and would be included in other assets on the Consolidated Balance Sheets. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant's lease when earned and due from tenants.

     Property operating and maintenance:

     Included in property operating and maintenance are expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses, which have not been reduced by amounts reimbursed by tenants pursuant to lease agreements.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Depreciation:

     Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements are typically depreciated over the lesser of the remaining life of the tenants lease or the estimated useful lives.

     New Accounting Pronouncements:

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not believe that the adoption of SFAS 158 will have a material effect on the Company's consolidated financial statements as the Company intends to terminate its Supplemental Retirement Plan (the "Supplemental Plan") on or about May 31, 2007, as further discussed in Note 7 herein. The Company will continue to recognize an expense through to the date on which the Supplemental Plan will terminate. The ultimate liability related to the final termination of the Supplemental Plan is not reflected as all conditions for the final termination of the Supplemental Plan have not yet been met.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principals generally accepted in the United States of America ("GAAP") and expands disclosure requirements regarding fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for such fiscal year, including financial statements for an interim period within such fiscal year. The Company is evaluating the impact of the adoption of SFAS 157 on its financial statements.

     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company is evaluating the impact of the adoption of SFAS 159 on its financial statements.

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

     Investment securities at December 31 consist of the following:

                                               2006                                              2005
                             ========================================         ==========================================
                                                Cost or                                          Cost or
                              Carrying        Amortized           Fair        Carrying         Amortized           Fair
(in thousands)                   Value             Cost          Value           Value              Cost          Value
                                ======         ========          =====          ======          ========          =====
Held to Maturity:
    U.S. Treasury Bills......$  18,187         $ 18,187       $ 18,196       $  39,031         $  39,031      $  39,034
    U.S. Treasury Note.......   16,436           16,436         16,429               -                 -              -
                              --------         --------       --------       ---------         ---------      ---------
                                34,623           34,623         34,625          39,031            39,031         39,034
Available for Sale:
     Equity Securities.......    1,417            1,279          1,417           1,729             1,798          1,729
                              --------         --------       --------       ---------         ---------      ---------
                             $  36,040         $ 35,902       $ 36,042       $ 40,760          $  40,829      $  40,763
                              ========         ========       ========       =========         =========      =========

     The gross unrealized gains (losses) on investment securities at December 31, consist of the following:

(in thousands)                                                                                 2006                2005
                                                                                               ====                ====
Held to Maturity:
Gross unrealized gains..............................................................        $     9            $      3
                                                                                               ====                ====
Gross unrealized losses............................................................         $    (7)           $      -
                                                                                               ====                ====
Available for Sale:
Gross unrealized gains..............................................................        $   138            $      -
                                                                                               ====                ====
Gross unrealized losses.............................................................        $     -            $    (69)
                                                                                               ====                ====

     The realized gain on the sales of investment securities available for sale for the years ended December 31, 2006, 2005 and 2004 are as follows:

(in thousands)                                                                             2006         2005        2004
                                                                                           ====         ====        ====
Net sale proceeds...................................................................    $    564     $   548     $ 17,790
Cost basis..........................................................................        (519)       (528)     (17,043)
                                                                                          -------      ------     --------
Realized gain.......................................................................    $     45     $    20     $    747
                                                                                          ========     ======     ========

     During 2004, the Company purchased and sold a $7 million U.S. Treasury Note and an $8 million U.S. Treasury Note resulting in gains of $89,000 and $24,000, respectively which are included in realized gains on investment securities in the 2004 Consolidated Statement of Operations.

                      AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

     Note 4 - Earnings Per Share

     The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

(in thousands, except per share data)                                 2006                2005                  2004
                                                                     =====              ======                ======
Loss from continuing operations...............................  $   (5,463)         $   (5,519)           $   (4,696)
                                                                     =====              ======                 =====
Weighted average common shares outstanding ...................      45,327              46,234                46,225
Effect of Dilutive Securities:
Assumed stock option exercise.................................           -                   -                     -
                                                                    ------              ------                ------
Weighted average common shares outstanding assuming dilution..      45,327              46,234                46,225
                                                                    ======              ======                ======
Loss from continuing operations per common share:
Basic.........................................................  $   (0.12)          $   (0.12)            $   (0.10)
Assuming dilution.............................................      (0.12)              (0.12)                (0.10)
                                                                    ======              ======                ======

     Options to purchase common stock of 1,240,000 shares in 2006, 1,440,000 shares in 2005 and 1,245,000 shares in 2004 were excluded from the computation of diluted earnings per share because these options were antidilutive in the computation of earnings per share from continuing operations.

     Note 5 - Stockholders' Equity

     Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

     Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                   2006              2005                    2004
                                                                  =======           =======                =======
Balance at beginning of year.................................   46,233,519          46,233,519            46,158,519

Issuance of common shares....................................            -                   -                75,000

Common shares repurchased....................................   (1,265,000)                  -                     -
                                                               ------------     --------------         -------------
Balance at end of year.......................................   44,968,519          46,233,519            46,233,519
                                                               ============     ==============         =============

     At December 31, 2006, Common Stock balances exclude 1,441,488 treasury shares carried at an average cost of $0.96 per share, aggregating approximately $1,384,000.

     At December 31, 2005, and December 31, 2004, Common Stock balances exclude 176,488 treasury shares carried at an average cost of $3.88 per share, aggregating approximately $685,000.

     The Company issued 75,000 previously authorized common shares during February 2004, in connection with the exercise of an employee stock option at the exercise price of $0.21 per share.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     At December 31, 2006, there were 5,110,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

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

     During the year 2006, the Company repurchased 1,265,000 shares of common stock, at various market prices, pursuant to the Repurchase Plan.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Note 6 - Comprehensive Income (Loss)

     Comprehensive income (loss), for the year ended December 31 is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale, and recognition of additional minimum pension liability as follows:

(in thousands)                                    2006                                            2005
                               =========================================      ==========================================
                               Minimum       Unrealized      Accumulated      Minimum      Unrealized        Accumulated
                               Pension       Gains (Losses)  Other            Pension      Gains (Losses)       Other
                               Liability     on Investment   Comprehensive    Liability    on Investment     Comprehensive
                               Adjustment    Securities      Income           Adjustment   Securities           Income
                               ========      ========       ===========       =========     =========         ==========
Balance beginning of period...  $(1,326)     $    (69)     $   (1,395)     $   (412)        $    37           $     (375)
Reclassification adjustment for
  gains realized in net
  income (loss)...............        -            32              32             -              (5)                  (5)
Change during the period......      852           175           1,027          (914)           (101)              (1,015)
                                --------       ------       ---------       --------        --------          ----------
Balance end of period.........  $  (474)     $    138      $     (336)     $ (1,326)        $   (69)          $    (1,395)
                                ========       ======      ==========       ========        ========          ==========

(in thousands)                                                2004
                                           ==========================================
                                         Minimum         Unrealized       Accumulated
                                         Pension         Gains on           Other
                                         Liability      Investment       Comprehensive
                                         Adjustment     Securities          Income
                                         =========      =========         ==========
Balance beginning of period....         $       -       $      84     $         84
Reclassification adjustment for
  gains realized in net loss......              -            (432)            (432)
Change during the period...........     $    (412)            385              (27)
                                        ---------------  ----------    ------------
Balance end of period................   $    (412)      $      37     $       (375)
                                        ===============  ==========    ============

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

     The liability for the Supplemental Plan, which is accrued but not funded, increased to $16,282,000 at December 31, 2006, from $14,595,000 at December 31, 2005. The Supplemental Plan liability reflects the December 31, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

     The Personnel Committee of the Board of Directors of the Company (the "Personnel Committee") reviewed the Supplemental Plan and the Company's related liability, including the desirability of continuing to maintain and administer the Supplemental Plan, the untying of Mr. Bianco's future employment with the Company from the timing of his Supplemental Plan benefit payment(s), the Company's overall financial position, and the desirability of continued accruals under the Supplemental Plan after Mr. Bianco's current employment contract expires on May 31, 2007. In connection with this review, the Personnel Committee considered various options, including whether or not to terminate and/or curtail the Supplemental Plan. For purposes of computing his accrued benefit under the Supplemental Plan, Mr. Bianco had 15.67 and 14.67 years of credited service as of December 31, 2006 and 2005, respectively. Assuming continued employment with the Company, he will have 16.08 years of credited service upon the expiration of his current employment contract with the Company on May 31, 2007. His accrual percentage under the Supplemental Plan is 4%, in effect from the time of his initial employment with the Company, and in accordance with the Supplemental Plan (prior to the amendment described below), he had the entitlement to receive his Supplemental Plan benefit in either a lump-sum or an annuity upon termination of his employment with the Company.

     During March 2006, the Company entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement (the amount of Mr. Bianco's base salary for the fourth and fifth years of the 2007 Employment Agreement term to be determined by the Personnel Committee, in its sole discretion, although in no event less than $625,000 per annum); (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, are capped as of December 31, 2004; and (iv) Mr. Bianco's annual bonus opportunity will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead, on or about May 31, 2007, Mr. Bianco will receive a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table, and 16.08 years of credited service, and the Company and Mr. Bianco have agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation). The anticipated lump-sum Supplemental Plan benefit payment to Mr. Bianco is expected to be paid to him on or about May 31, 2007 from the Company's available financial resources.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Based on the 2007 Employment Agreement and the amendment of the Supplemental Plan, each as described above, the Company revised the calculation of the Supplemental Plan liability to reflect a 5.75% discount rate as of April 1, 2006, as set forth in the agreements, as compared to the 5.50% discount rate utilized as of December 31, 2005. During 2006, the Supplemental Plan liability was increased by an expense of $1,687,000 comprised of an expense of $1,224,000 recorded to increase the Supplemental Plan liability to the December 31, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing the 5.75% discount rate factor and an expense of $463,000 to reflect actuarially determined pension costs.

     An additional Supplemental Plan expense of $852,000 was recorded for the year ended December 31, 2006, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which is included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of December 31, 2005, and is being amortized on a straight line basis over the 14-month from April 1, 2006 through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The additional minimum pension liability amortization is included as a component of the aggregate Supplemental Plan expense of $2,539,000 for the full year period ended December 31, 2006.

     Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)                                                              2006                2005               2004
                                                                            ====                ====               ====
Service cost of current period................................       $       463        $      1,031        $       948
Interest cost on projected benefit obligation.................             1,224                 769                710
Amortization of unrecognized losses...........................                 -                 287                232
Amortization of minimum pension liability.....................               852                   -                  -
                                                                     -----------        ------------        -----------
                                                                     $     2,539        $      2,087        $     1,890
                                                                     ===========        ============        ===========

     A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year for 2006 and 2005 is as follows:

(in thousands)                                                                               2006                  2005
                                                                                             ====                  ====
Projected benefit obligation at beginning of year...................................    $  14,595             $  13,382
Service cost........................................................................          463                 1,031
Interest cost.......................................................................        1,224                   769
Actuarial (gain) loss, including effect of change in assumptions....................            -                  (587)
                                                                                        ---------             ---------
Projected benefit obligation at end of year.........................................    $  16,282             $  14,595
                                                                                        =========             =========

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Accrued pension costs for the Supplemental Plan at December 31, 2006 and 2005, and some of the assumptions used to determine these amounts, are summarized below:

(dollars in thousands)                                                                                 2006        2005
                                                                                                       ====        ====
Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested................................................      $  16,282  $  14,595
                                                                                                   =========  =========
Projected benefit obligation for service rendered to date....................................      $  16,282  $  14,595
Unrecognized net loss........................................................................           (474)    (1,326)
Accumulated other comprehensive loss.........................................................            474      1,326
                                                                                                   ---------  ---------
Accrued pension costs........................................................................      $  16,282  $  14,595
                                                                                                   =========  =========
Major assumptions:
Discount rate................................................................................           5.75%      5.50%
Rate of increase in future compensation......................................................              -         -
                                                                                                   =========  =========

     As of December 31, 2005, the Company's accrued pension liability under the Supplemental Plan was increased by an additional minimum liability to reflect the amount of the unfunded accumulated benefit obligation under the Supplemental Plan at December 31, 2005. The 2005 additional minimum liability of $914,000 was recorded as a charge to other comprehensive loss in 2005.

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $55,000, $50,000 and $45,000 in 2006, 2005 and 2004, respectively. All contributions are subject to maximum limitations contained in the Code.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company's Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2006, 2005, or 2004.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     The Company's 1985 Stock Option Plan (the "1985 Plan"), provided for the granting of up to 2,000,000 shares of stock options for the purchase of up to 2,000,000 shares of Common Stock to salaried employees, through May 22, 1995. No additional stock options are outstanding or can be awarded under the 1985 Plan. Under the 1985 Plan, there were 75,000 shares under option outstanding and exercisable as of December 31, 2003 at a weighted average exercise price of $0.21 per share. In February 2004, the outstanding stock option, under the 1985 Plan, for 75,000 common shares was exercised.

     Incentive plan activity is summarized as follows:

                                                                               1993 Stock
(shares in thousands)                                                          Incentive Plan
                                                                   ===============================
                                                                                                 Weighted
                                                               Shares                            Average
                                                                Under                           Exercise
                                                               Option                             Price
                                                              ---------                        -----------
Outstanding at December 31, 2003.....................             1,050                        $   1.15
 Expired.............................................               (45)                           4.02
 Granted.............................................               240                            0.66
                                                              --------
Outstanding at December 31, 2004.....................             1,245                        $   1.00
Expired..............................................               (45)                           4.02
Granted..............................................               240                            0.81
                                                               -------
Outstanding at December 31, 2005.....................             1,440                            0.96
Expired..............................................              (200)                           0.66
                                                               -------
Outstanding at December 31, 2006.....................             1,240                            1.01
                                                               =======
Options exercisable at:
December 31, 2006....................................             1,036                        $   1.02
December 31, 2005....................................               912                            1.00
December 31, 2004....................................               614                            1.14

     The following table summarizes information about the Company's stock options outstanding and exercisable under the 1993 Plan at December 31, 2006, as follows:

(shares in thousands)                      Options Outstanding                                     Options Exercisable
                                       ============================                               =====================
                                          Weighted
                                           Average
                                         Remaining           Weighted                                          Weighted
       Range of                        Contractual            Average                                           Average
       Exercise                               Life           Exercise                                          Exercise
         Prices         Shares          (in years)              Price                  Shares                     Price
         ======          =====            ========            =======                   =====                   =======
 $0.60 to $0.90            500                   7              $0.73                     380                     $0.64
       $0.95                15                   3               0.95                      15                      0.95
$1.09 to $1.19             700                   2               1.14                     616                      1.13
 $2.56 to $3.65             25                   2               3.00                      25                      3.00
                         -----                                                          -----
          Total          1,240                                                          1,036                      1.02
                         =====                                                          =====

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     At December 31, 2006, the weighted average remaining contractual life in years for options outstanding and options exercisable was 4.40 and 4.34 years, respectively. At December 31, 2006, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is reflected herein.

     During the year ended December 31, 2006, the Company recorded compensation expense of $88,000 relating to unvested stock options. Compensation expense relating to stock options is recorded in the consolidated statement of operations, with a corresponding increase to additional paid in capital in the statement of stockholders' equity. Prior to 2006, as permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25's intrinsic value method and recognized no compensation cost for employee stock options in prior years. See Note 2 for additional information, including disclosure of the pro-forma net income (loss) and earnings per share had the Company adopted SFAS 123R in prior periods.

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

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the year ending December 31, 2006. The per share grant date weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted during the years ended December 31, 2005 and 2004 are as follows:

                                                                    2005                   2004
                                                                   =====                   ====
Weighted average fair
     value at grant date................................           $0.39                  $0.32
Estimated dividend yield................................               0%                     0%
Risk free interest rate.................................            4.24%                  4.30%
Estimated volatility....................................            0.44                   0.46
Expected life in years..................................               6                      6
                                                                    ====                  =====

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     The following table presents information regarding non-vested option activity during the full year period ended December 31, 2006:

                                                                                   Weighted
                                                                                   Average
                                                                                   Number of             Grant-Date
                                                                                   Shares                Fair Value
                                                                                --------------          -------------
         Non-vested at January 1, 2006.......                                         528,000                $0.44
         Vested during period................                                        (324,000)                0.41
                                                                                    ---------                 ====
         Non-vested at December 31, 2006.....                                         204,000                $0.47
                                                                                    =========                 ====

     The total fair value of shares vested during the full year periods ended December 31, 2006 and December 31, 2005, was $134,000 and $88,000, respectively. As of December 31, 2006, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan.

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

     Note 9 - Income Taxes

     The components of income tax expense for continuing operations for the years ended December 31 are as follows:

(in thousands)                                                              2006                2005               2004
                                                                            ====                ====               ====
Income tax expense - current state and local..................         $    (132)           $     (95)         $    (120)
                                                                       ----------           ----------         ----------
Total                                                                  $    (132)           $     (95)         $    (120)
                                                                       ==========           ==========         ==========

     The components of pretax income (loss) and the difference between income taxes from continuing operations, computed at the statutory federal rate of 35% in 2006, 2005 and 2004, and the provision for income taxes from continuing operations for the years ended December 31 follows:

(in thousands)                                                              2006                2005               2004
                                                                            ====                ====               ====
Loss from continuing operations before income taxes.............       $  (5,331)           $ (5,424)         $  (4,576)
                                                                       =========            ========          =========
Tax (expense) benefit:
Tax at statutory federal rate...................................       $   1,866            $  1,898          $   1,602
Accounting loss benefit not recognized..........................          (1,866)             (1,898)            (1,602)
State income taxes..............................................            (132)                (95)              (120)
                                                                       ---------            --------          ---------
Income tax expense..............................................       $    (132)           $    (95)         $    (120)
                                                                       =========            ========          =========

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     State income tax amounts for 2006 and 2004 primarily consist of a minimum tax on capital to the state of Connecticut. In 2005, the Company utilized net operating loss ("NOL") carryforwards and alternative minimum tax ("AMT") NOL carryforwards as available to offset taxable income generated from the 2005 sale of Two Soundview as discussed in Note 13 herein. However, due to limitations on the amount of NOL carryforwards that could be utilized against taxable income, an income tax provision of $400,000 for discontinued operations, attributable to a provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes was recorded in the fourth quarter ended December 31, 2005.

     In December 2006, the Company recorded other income of $1,201,000 attributable to an Internal Revenue Service ("IRS") interest refund, consented to by the IRS in December 2006, and received by the Company in January 2007. The refund resulted from the Company's pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year. The Company is continuing to pursue similar claims from several other tax years, but at the current time the Company can give no assurances as to the final amounts of any additional interest refunds, if any, or when they might be received.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Based upon the Company's federal income tax returns as filed from 1993 to 2005 (subject to IRS audit adjustments), excluding the NOL carryforwards utilized in 2005 and excluding the NOL carryforwards expected to be generated from the Company's tax basis in Carteret/Carteret FSB, as noted above, at December 31, 2006, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

                2009             $2,200,000
                2010              5,300,000
                2012              1,100,000
                2018              5,400,000
                2019              4,000,000
                2020              2,600,000
                2021              4,000,000
                2022              3,200,000
                2023              1,800,000
                2024                700,000
                                -----------
                                $30,300,000
                                ===========

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

     The Company has calculated a net deferred tax asset of $31 million and $32 million as of December 31, 2006 and 2005, respectively, arising primarily from NOL's and alternative minimum tax credits (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

     Note 10 - Legal Proceedings

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     (a) Supervisory Goodwill Litigation. During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims" or the "Court"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret Savings Bank ("Carteret"). Approximately 120 other similar so-called "supervisory goodwill" cases, were commenced by other financial institutions and/or their shareholders, many are still pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "Consolidated Cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court (the "Supreme Court"). On July 1, 1996, the Supreme Court issued a decision in the Consolidated Cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the Consolidated Cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action.

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

     On October 2, 2000, Senior Judge Loren Smith of the Court of Federal Claims ("Judge Smith") heard oral arguments in the Company's Supervisory Goodwill case against the United States government. The Court heard arguments both as to the contractual liability of the United States to Carteret Savings Bank, and as to the Company's claim against the United States under the Takings Clause of the Fifth Amendment.

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

     On September 17, 2003, the Company filed a motion to dismiss the FDIC and to define the appropriate measure of Carteret's contract damages. On September 30, 2003, the FDIC, as plaintiff-intervenor in the case, and the United States, as defendant in the case, each filed a separate response to the Company's motion. The Company argued in its motion that because Carteret would not have been seized but for the Government's breach of contract, no receivership deficit would have been incurred. Accordingly, the Company argued that Carteret should be entitled to recover contract damages that include both: (i) the full amount of the receivership deficit, as an offset to the deficit and (ii) the full amount of the positive value it would have had but for the breach. Alternatively, the Company argued that, if Carteret is not entitled to recover both these amounts, or if any award must be offset by the amount of the receivership deficit, the Company should be entitled to demonstrate why the receivership deficit has been erroneously overstated. The DOJ responded with the theories that Carteret would have failed even if Supervisory Goodwill was counted. The FDIC, who is both the receiver for the estate of Carteret (and hence its legal advocate in court) as well as a creditor of the estate, took the position that the Court of Federal Claims has no jurisdiction to review the accuracy, validity, or amount of the Carteret receivership deficit reported by the FDIC. That receivership deficit consists of the FDIC's subrogated claim against the thrift, interest, taxes, and administrative expenses charged by the FDIC to the thrift. Because the receivership deficit continues to accrue interest, it grows on a daily basis. The FDIC has represented to the Court of Federal Claims that is does not expect to present any expert testimony articulating a theory of damages for Carteret that would exceed the current size of the receivership. While the failure to seek damages in excess of the receivership deficit has previously been held to be cause for dismissal for lack of standing, the FDIC has stated that it believes it still has standing in this case based upon the damage theories it expects the Company to present.

                       AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

     On October 1, 2003, the Court held a telephonic status conference pursuant to an order set forth in the August 25, 2003 opinion. Pursuant to that status conference, the Court ordered that through their additional briefing on the Company's Motion to Dismiss the FDIC and to define the appropriate measure of Carteret's contract damages (i.e., through the Company's reply brief and the surreply brief granted to the FDIC and the United States), the parties should address the question of, "whether the Court has the power to review the amount of the receivership deficit as administered by the FDIC." In an order dated October 16, 2003, the Court modified the briefing schedule such that the Company filed its reply brief as required on October 31, 2003, and the surreply brief of the FDIC and the United States were filed as required in November, 2003. The Court held oral argument on this issue on November 20, 2003. The DOJ and the FDIC filed briefs arguing that (1) the Court of Federal Claims had no authority to scrutinize the validity of the receivership deficit reported by the FDIC and
(2) the Court should dismiss AmBase's remaining damages claims because they were allegedly waived. On August 31, 2004, the Court denied the Company's Motion to Dismiss the FDIC, but granted the Company's Motion to Define the Measure of Carteret's Contract Damages to the extent it requested the Court to consider the size and value of the FDIC's receivership deficit when calculating damages. The Court subsequently conducted a status conference on October 4, 2004, and ordered the Company to submit a proposed litigation time-line to the Court by October 22, 2004 which was timely submitted. The Court ordered the United States and the FDIC to respond to the Company's proposed litigation time-line by November 5, 2004 which was timely submitted. A status conference was held on January 11, 2005. On January 12, 2005, the Court ordered that pursuant to the Court's order from the bench, the Defendant's Motion for Reconsideration of the August 31, 2004 Ruling, and, in the Alternative, to dismiss the Stockholder Derivative Claim and the Complaint-in-Intervention is denied. The Court further ordered that this matter be stayed for 30 days for the Defendant and/or
Plaintiff-Intervenor to consider filing a Request for Certification for Interlocutory Appeal. The Court held a telephonic status conference on February 11, 2005 at which time the Court ordered that fact discovery was to resume on February 14, 2005 and would continue for at least three (3) months. The Court further scheduled a telephonic status conference for May 2005, to discuss the need for further discovery.

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

     In accordance with the Court's direction, the parties agreed upon a schedule for the completion of fact discovery and procedures for the show cause proceeding. In accordance with the parties' agreement, Judge Smith entered an order on May 23, 2005, providing that fact discovery would be completed within 45 days of the completion of document production by the Government. The May 23, 2005, order further provided that (i) 45 days after the close of discovery, the Company is to file a statement of issues summarizing the respects in which the receivership books allegedly overstate or misstate the receivership deficit;
(ii) 45 days after the filing of the Company's statement of issues, the United States and the FDIC are to file responses; and (iii) 15 days after the filing of such responses, the Company is to file a reply.

                       AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

     In May and June of 2005, the Government provided the Company with access to Carteret's documents and documents relating to the management of the receivership. The Company selected approximately 3 million pages of documents to be imaged at the Government's expense. In September 2005, a status conference was held before Judge Smith. The Government indicated that it would complete production of all the images of the selected materials by the end of September 2005. Additionally, at the status conference, all parties agreed that the schedule previously set forth by the Court's May 23, 2005 order should be changed in one respect: the Company would be given 75 days from the completion of the document production to complete discovery. The Court issued an order on September 26, 2005 memorializing this agreement. On January 11, 2006, the Court held a status conference. At that time, the Court indicated that the document production would be deemed complete as of that date. The Court's order of January 13, 2006, memorialized this ruling. Accordingly, fact discovery was completed in April 2006, and the Company's statement of issues was ultimately filed in June of 2006. In May 2006, the Company served on the Government an expert report in support of some of the arguments the Company made regarding the size of the receivership deficit. The Company's expert was deposed in July 2006. In early August 2006, the Government submitted its own expert report on receivership deficit issues, and in October 2006, the Company deposed the Government's expert. In late August 2006, the Government filed a response to the Company's Statement of Issues, and in September 2006, the FDIC filed its own response to the Statement of Issues. The Company filed its reply in support of its Statement of Issues in October 2006. A status conference was held in November 2006 and December 2006, to discuss further proceedings. On December 13, 2006, the Court entered an order denying defendant's request that the Court allow an immediate appeal of the Court's ruling that it had jurisdiction to consider the validity of the receivership deficit. The Court also found that it continued to have jurisdiction to hear the case. The Court also ordered the parties to enter a schedule for expert discovery. Under the proposed schedule submitted by the parties, expert discovery is scheduled to close in October 2007. A status conference has been set for April 2007. No assurance can be given regarding the ultimate outcome of the litigation.

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

     (b) Delaware Court of Chancery Section 220 Books and Records Action: Two Stockholders who owned approximately 14.4% of the Company's outstanding common stock (the "Stockholders") had previously made demand in January 2004 to inspect certain Company books and records pursuant to Section 220 of the Delaware General Corporation Law. The Company opposed the request on various grounds, and the Stockholders brought suit in March 2004 to compel inspection of certain Company books and records. In August 2005, the Court of Chancery issued a Memorandum Opinion finding that the Stockholders had met the technical requirements of Section 220 and had stated a proper purpose under Section 220, and were legally entitled to inspect specified books and records, but declined to find the Company liable for the Stockholders' attorneys' fees.

                       AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

     In October 2006, in order to eliminate continued involvement in the above referenced action or potential future actions, and the resultant time, expense and potential adverse impact on the Company's current operations and litigation claims, the Company, its Chief Executive Officer and principal stockholder, and the Company's Directors entered into an agreement with the Stockholders who had initiated the action to obtain Company books and records. Pursuant to the agreement: (i) the Company's Chief Executive Officer agreed to purchase 6,615,531 shares of Company common stock (representing approximately 14.4% of the Company's outstanding common stock and all of the Company stock beneficially owned by the Stockholders), for a cash purchase price of $0.55 per share ($3,638,542 in the aggregate for all of the shares); (ii) the Stockholders agreed to dismiss the books and records action and release any additional claims the Stockholders might have, including claims the Stockholders said they had been considering litigating against the Company, its Directors and its Chief Executive Officer; (iii) the Stockholders entered into a standstill and other agreements which will preclude them from taking a position in the Company for a period of time; and (iv) the Company agreed to pay the Stockholders $1.1 million. No portion of the purchase price for the shares acquired by the Company's Chief Executive Officer was provided by or financed by the Company. Although the shares were not offered to the Company for purchase, the Company's Board of Directors declined to purchase the shares at the price they were offered to the Company's Chief Executive Officer. A settlement charge of $1,100,000 recorded as other expense and related insurance recovery of $400,000 recorded as other income, have been reflected Statement of Operations for the year ended December 31, 2006. The net cost to the Company of the settlement was approximately $700,000. This matter is, therefore, concluded.

     Note 11 - Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity and investment securities available for sale are based on current market quotations. The carrying value of applicable other liabilities approximates their fair value. See note 13 herein for information regarding the Company's sale of Two Soundview in July 2005.

     Note 12 - Property Owned

     The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease. Depreciation expense is recorded on a straight-line basis over 39 years. The building is carried at cost, net of accumulated depreciation of $283,000 and $232,000 at December 31, 2006 and 2005, respectively. See note 13 herein for information regarding the Company's sale of Two Soundview in July 2005.

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

Net gain on sale of real estate is as follows:

                                                                                                     2005
(in thousands)                                                                                       =====
Gross sales price.............................................................                     $28,000
Less:  Transactions costs.....................................................                        (558)
                                                                                               -----------
Net cash proceeds.............................................................                      27,442
Less:
    Real estate carrying value (net of accumulated depreciation of $722,000)..                     (16,588)
    Other assets..............................................................                        (556)
                                                                                               -----------
Net gain on sale of real estate...............................................                     $10,298
                                                                                               ===========

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

Income from discontinued operations is as follows:

(in thousands)                                                                   2005             2004
Revenues:                                                                        ====             ====
Rental income.....................................................            $  1,158          $  2,053
Operating expenses:
Professional and outside services.................................                  25                47
Property operating and maintenance................................                 231               357
Depreciation......................................................                 140               280
Insurance.........................................................                  11                17
Other operating...................................................                   2                 7
                                                                            ----------         ---------
                                                                                   409               708
                                                                            ----------         ---------
Income from operation of discontinued property....................                 749             1,345
Gain on disposition...............................................              10,298                 -
Income tax expense on discontinued operations.....................                (400)                -
                                                                            ----------        ----------
Income from discontinued operations...............................            $ 10,647          $  1,345
                                                                            ==========        ==========

                       AMBASE CORPORATION AND SUBSIDIAIRES
             Notes to Consolidated Financial Statements (continued)

     The Company utilized NOL carryforwards and AMT NOL carryforwards as available to offset taxable income generated from sale of Two Soundview as discussed in Note 9 to the Company's consolidated financial statements. However, due to limitations on the amount of NOL carryforwards that could be utilized against taxable income, an income tax provision of $400,000 for discontinued operations attributable to a provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes was recorded in the fourth quarter ended December 31, 2005.

     Note 14 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:

                                               First             Second           Third            Fourth         Full
(in thousands, except per share data)         Quarter           Quarter          Quarter           Quarter         Year
2006:                                         =======           ========         =======           =======        =====
Revenues................................     $     41         $      49          $     2          $      -     $     92
Operating expenses......................        1,913             2,729            1,724             1,521        7,887
Operating loss..........................       (1,872)           (2,680)          (1,722)           (1,521)      (7,795)
                                                ======            ======           ======            ======       =====
Net income (loss).......................     $ (1,485)        $  (2,184)         $(1,964)         $    170     $ (5,463)
                                                ======            ======           ======            ======       ======
Per common share data:
Net income (loss).......................     $   (0.03)       $  (0.05)          $ (0.04)         $    -       $  (0.12)
                                                ======            ======           ======            ======       ======
2005:
Revenues................................     $     43         $      43          $    41          $     43     $    170
Operating expenses......................        1,823             1,791            1,621             1,413        6,648
Operating loss..........................       (1,780)           (1,748)          (1,580)           (1,370)      (6,478)
                                                ======            ======           ======            ======       ======
Loss from continuing operations.........     $ (1,665)        $  (1,632)         $(1,427)         $   (795)    $ (5,519)
Income (loss) from discontinued operations(a)(b)  341               345           10,361              (400)      10,647
                                                ------            ------           ------            ------       ------
Net income (loss) (a)...................     $ (1,324)        $  (1,287)         $ 8,934          $ (1,195)    $  5,128
                                                ======            ======           =====             ======       ======
Per common share data:
Loss from continuing operations.........     $  (0.03)        $  (0.04)          $ (0.03)         $   (0.02)   $  (0.12)
Income (loss) from discontinued operations (a)      -             0.01              0.22              (0.01)       0.23
                                                ------            ------          ------             ------       ------
Net income (loss) (a)...................     $  (0.03)        $  (0.03)          $  0.19          $   (0.03)   $   0.11
                                                ======            ======          ======             ======       ======

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

     As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     ITEM 9B. OTHER INFORMATION

     Not applicable.

     PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2007, under the captions "Proposal No. 1 - Election of Director" and "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2006 fiscal year.

     Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers. A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     ITEM 11. EXECUTIVE COMPENSATION

     For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2007, under the captions "Executive Compensation," "Employment Contracts," and "Compensation of Directors" which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2006 fiscal year.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2006 as follows:

                         Shares to be issued           Weighted average
                          upon exercise of             exercise price of            Shares available for
                         outstanding options          outstanding options             future issuance
                         ===================          ===================          =====================
Equity Compensation
   Plans approved
   by stockholders               1,240,000            $              1.01                     3,760,000

Equity Compensation
   Plan not approved
   by stockholders                  -                                  -                        110,000
                            --------------            -------------------             -----------------
Total                            1,240,000            $              1.01                     3,870,000
                            ==============            ===================             =================

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

     For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2007, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2006 fiscal year.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2007, under the captions "Proposal No. 1 - Election of Directors" and "Information Concerning the Board and its Committees," which are incorporated herein by reference, which the Company intends to file with Securities and Exchange Commission not later than 120 days after the close of its 2006 fiscal year.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information concerning Principal Accountant Fees and Services is set forth by the Company under the heading "Proposal 2 - Appointment of Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2007, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2006 fiscal year.

     PART IV

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

1.   Index to Financial Statements:                                                                            Page

         AmBase Corporation and Subsidiaries:
              Report of Independent Registered Public Accounting Firm...........................................18
              Consolidated Statements of Operations.............................................................19
              Consolidated Balance Sheets.......................................................................20
              Consolidated Statements of Changes in Stockholders' Equity........................................21
              Consolidated Statements of Comprehensive Income (Loss)............................................21
              Consolidated Statements of Cash Flows.............................................................22
              Notes to Consolidated Financial Statements........................................................23

     2. Index to Financial Statements Schedules:

     Schedule III - Real Estate and Accumulated Depreciation

     (b) 3.  Exhibits:

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

     10E.  AmBase  Supplemental  Retirement Plan  (incorporated  by reference to
Exhibit 10C to the Company's Annual Report on Form 10-K for the year ended December 31, 1989) and as amended March 30, 2006 (incorporated by reference to
Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

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

     10H. Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, for employment from June 1, 2007 through May 31, 2012, (incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ending December 31, 2005).

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

AMBASE CORPORATION



/s/ RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)
Date:  March 29, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




/s/ RICHARD A. BIANCO                  /s/ JOHN P. FERRARA
Chairman, President,                   Vice President, Chief Financial Officer
Chief Executive Officer and Director   and Controller
Date:  March 29, 2007                  (Principal Financial and
                                        Accounting Officer)
                                        Date:  March 29, 2007



/s/ ROBERT E. LONG                     /s/ SALVATORE TRANI
Director                               Director
Date:  March 29, 2007                  Date:  March 29, 2007



/s/ PHILIP M. HALPERN
Director
Date:  March 29, 2007

                       AMBASE CORPORATION AND SUBSIDIARIES
             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2006
                             (dollars in thousands)

COLUMN A        COLUMN B                COLUMN C                  COLUMN D                              COLUMN E
---------       --------         ----------------------           --------                  -------------------------------=
                                                                  Cost Capitalized
                                                                  Subsequent to             Gross Amount at which Carried at
                                 Initial Cost to Company          Acquisition                      the Close of the Period
                                 ======================           ================          ================================
                                                 Building &                                    Building &
Description          Encumbrances     Land       Improvements    Improvements       Land       Improvements      Total
===========          ============    ======      ============    ============      ======      ============      ======
Office Building:
Greenwich, CT...  $          -       $  554      $      1,880    $         20      $  554      $      1,900      $2,454
                  ---------------    ------      ------------    ------------      ------      ------------      ------
Total...........  $          -       $  554      $      1,880    $         20      $  554      $      1,900      $2,454
                  ===============    =======     ============    ============      ======      ============      ======

     [Additional columns below] [Continued from above table, first column(s) repeated]

COLUMN A              COLUMN D                COLUMN G                  COLUMN H                              COLUMN I
---------             --------         ----------------------           --------                  ---------------------------
                     Accumulated                                                                    Life on Which Depreciated
Description         Depreciation           Date Constructed           Date Acquired                  Latest Income Statement
===========         ============           ================           =============               ===========================
Office Building:
Greenwich, CT...    $        283                      1970               Apr.-01                                39 years
                    ------------           ================           =============               ===========================
Total...........    $       283
                    ===========

     [a] Reconciliation of total real estate carrying value is as follows:

                                               Year Ended                  Year Ended                Year Ended
                                            December 31, 2006           December 31, 2005         December 31, 2004
                                            =================           =================         =================
Balance at beginning of year...........     $          2,454            $          19,764         $          19,764
Improvements...........................                    -                            -                         -
Acquisitions...........................                    -                            -                         -
Disposition.............................                   -                      (17,310)                        -
                                            -----------------           -----------------         -----------------
Balance at end of year.................     $          2,454            $           2,454         $          19,764
                                            =================           =================         =================
Total cost for federal tax
purposes at end of each year...........     $          2,454            $           2,454         $          19,764
                                            =================           =================         =================

     [b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year...........     $            232            $             763         $             433
Depreciation expense...................                   51                          191                       330
Dispositions...........................                    -                         (722)                        -
                                            -----------------           -----------------         -----------------
Balance at end of year.................     $            283            $             232         $             763
                                            =================           =================         =================

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

AmBase Officers
Richard A. Bianco                John P. Ferrara                          Joseph R. Bianco
Chairman, President and          Vice President, Chief Financial Officer  Treasurer
Chief Executive Officer          and Controller

     INVESTOR INFORMATION

 Annual Meeting of Stockholders                                      Corporate Headquarters

 The 2007 Annual Meeting is currently  scheduled to be held          AmBase Corporation
 at 9:00 a.m. Eastern Time, on Friday, May 18, 2007, at:             100 Putnam Green, 3rd Floor
                                                                     Greenwich, CT  06830-6027
     Hyatt Regency Hotel                                             (203) 532-2000
     1800 East Putnam Avenue
     Greenwich, CT  06870
                                                                     Stockholder Inquiries

 Common Stock Trading                                                Stockholder  inquiries,  including requests for the
 ====================                                                following:  (i) change of address; (ii) replacement of
 AmBase stock is traded through one or more market-makers            lost stock certificates; (iii) Common Stock name
 with quotations made available in the "pink sheets"                 name registration changes; (iv) Quarterly Reports
 published by the National Quotation Bureau, Inc.                    on Form 10-Q; (v) Annual Reports on Form 10-K; (vi) proxy
                                                                     material; and (vii) information regarding stockholdings,
 Issue                Abbreviation       Ticker Symbol               regarding stockholdings, should be directed to:

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

 Independent Registered Public Accountants                           Number of Stockholders

 PricewaterhouseCoopers LLP                                          As of February 28, 2007, there were
 PricewaterhouseCoopers Center                                       approximately 14,300 stockholders.
 300 Madison Avenue, 32nd Floor
 New York, NY  10017