Form 10-Q
period 2007-03-31
AMBASE CORP
filed 2007-05-15
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]            Quarterly Report Pursuant to Section
                         13 or 15(d) of the Securities
                              Exchange Act of 1934


                  For the quarterly period ended March 31, 2007

                                       or

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

Large Accelerated Filer         Accelerated Filer       Non-Accelerated Filer X
                        -------                   -----                ---------

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------------

     At April 30, 2007, there were 44,968,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2007

TABLE OF CONTENTS                                                                                           Page
                                                                                                           ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................19

Item 4T.     Controls and Procedures.............................................................................20

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................20

Item 1A.     Risk Factors........................................................................................20

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.........................................21

Item 3.      Defaults Upon Senior Securities.....................................................................21

Item 4.      Submission of Matters to a Vote of Security Holders.................................................21

Item 5.      Other Information...................................................................................21

Item 6.      Exhibits............................................................................................21

Signatures   ....................................................................................................22

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                 (in thousands, except for share and per share amounts)
                                                                                      March 31,       December 31,
                                                                                           2007               2006
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   2,336         $    2,601
Investment securities:
    Held to maturity (market value $35,438 and $34,625, respectively).............       35,436             34,623
    Available for sale, carried at fair value ....................................          802              1,417
                                                                                       --------           --------
Total investment securities.......................................................       36,238             36,040
                                                                                       --------           --------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                       --------           --------
                                                                                          2,454              2,454
  Less:  accumulated depreciation.................................................         (296)              (283)
                                                                                       --------           --------
Real estate owned, net............................................................        2,158              2,171
Other assets......................................................................          305              1,336
                                                                                       --------           --------
Total assets......................................................................   $   41,037         $   42,148
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      635         $    1,171
Supplemental retirement plan......................................................       16,517             16,282
Other liabilities.................................................................           27                 28
                                                                                       --------           --------
Total liabilities.................................................................       17,179             17,481
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................            -                  -

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
   44,968,519 outstanding)........................................................          464                464
Paid-in capital...................................................................      548,044            548,044
Accumulated other comprehensive loss..............................................          (52)              (336)
Accumulated deficit...............................................................     (523,214)          (522,121)
Treasury stock, at cost - 1,441,488 and 1,441,488 shares, respectively............       (1,384)            (1,384)
                                                                                       --------           --------
Total stockholders' equity........................................................       23,858             24,667
                                                                                       --------           --------
Total liabilities and stockholders' equity........................................   $   41,037         $   42,148
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (in thousands, except per share data)
                                                                                Three Months
                                                                             2007            2006
Revenues:                                                                    ====            ====
Rental income.....................................................       $      -         $    41

Operating expenses:
Compensation and benefits.........................................          1,132            1,088
Professional and outside services.................................            464              718
Property operating and maintenance................................             23               31
Depreciation  ....................................................             13               13
Insurance.........................................................             19               17
Other operating...................................................             38               46
                                                                         --------         --------
                                                                            1,689            1,913
                                                                         --------         --------
Operating loss....................................................         (1,689)          (1,872)
                                                                         --------         --------
Interest income...................................................            465              420
Realized gains on sales of investment securities..................            156                -
                                                                         --------         --------
Loss before income taxes..........................................         (1,068)          (1,452)
Income tax expense................................................            (25)             (33)
                                                                         --------         --------
Net loss..........................................................       $ (1,093)        $ (1,485)
                                                                         ========         ========
Net loss per common share:
Net loss - basic..................................................       $  (0.02)        $ (0.03)
                                                                         ========         =======
Net loss - assuming dilution......................................       $  (0.02)        $ (0.03)
                                                                         ========         =======
Weighted average common shares outstanding:
Basic.............................................................         44,969          45,829
                                                                         ========         =======
Diluted...........................................................         44,969          45,829
                                                                         ========         =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)
                                                                             Three Months
                                                                         2007        2006
                                                                        ======      ======

Net loss............................................................   $(1,093)    $(1,485)

Amortization of minimum pension liability adjustment................       284           -

Unrealized holding gains on investment securities
     available for sale.............................................         -         (89)
                                                                       -------     ------

Comprehensive loss..................................................   $  (809)    $(1,574)
                                                                       =======     ======

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)

                                                                                           2007          2006
Cash flows from operating activities:                                                      ====          ====
Net loss..............................................................................  $(1,093)    $   (1,485)
Adjustments to reconcile net loss to net cash used by
       operations:
    Depreciation and amortization.....................................................       13             13
    Accretion of discount - investment securities.....................................      (22)             -
     Realized gains on investment securities available for sale.......................     (156)             -
    Stock-based compensation expense..................................................        -             22
    Amortization of minimum pension liability adjustment..............................      284              -
Changes in other assets and liabilities:
    Accrued interest receivable.......................................................     (133)             5
    Other assets......................................................................    1,211             12
    Accounts payable and accrued liabilities..........................................     (536)          (775)
    Supplemental retirement plan and other liabilities................................      234            462
    Other, net........................................................................        1              2
                                                                                        --------    ----------
Net cash used by operating activities.................................................     (197)        (1,744)
                                                                                        --------    ----------
Cash flows from investing activities:
Maturities of investment securities - held to maturity................................   14,112         28,098
Purchases of investment securities - held to maturity.................................  (14,950)       (26,978)
Sales of investment securities - available for sale...................................      770              -
                                                                                        --------     ---------
Net cash (used) provided by investing activities......................................      (68)         1,120
                                                                                        --------     ---------
Cash flows from financing activities:
Common stock repurchased..............................................................        -           (563)
                                                                                        --------     ---------
Net cash used by financing activities.................................................        -           (563)
                                                                                        --------     ---------
Net decrease in cash and cash equivalents.............................................     (265)        (1,187)
Cash and cash equivalents at beginning of period......................................    2,601          2,852
                                                                                        --------     ---------
Cash and cash equivalents at end of period............................................  $ 2,336      $   1,665
                                                                                        ========     =========
Supplemental cash flow disclosures:
Income taxes paid.....................................................................  $    32      $     427
                                                                                        ========     =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

     The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's financial position and results of operations. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2006.

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

     The Company's management expects that operating cash needs for the remainder of 2007 will be met principally by the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents, and the Company's current financial resources. See Note 10 herein for information regarding the anticipated Supplemental Plan lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), expected to be paid on or about May 31, 2007. The anticipated lump-sum Supplemental Plan benefit payment to Mr. Bianco is expected to be paid to him from the Company's available financial resources.

Note 2 - Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 175, "Fair Value Measurements" ("SFAS157"). SFAS No. 175 defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company in 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

     In February 2007, the FASB issues SFAS No. 159,"The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB
Statement No. 115" ("SFAS159"). SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 159 in 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

     Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 applies to all "tax positions" accounted for under FASB Statement 109. FIN 48 refers to "tax positions" as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current of deferred income tax assets and liabilities reported in the financial statement. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the Company's results of operations or financial position.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

Note 3 - Legal Proceedings

     The information contained in Item 8 - Note 10 in AmBase's Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. On April 13, 2007, Senior Judge Smith ("Judge Smith") of the United States Court of Federal Claims (the "Court of
Claims" or the "Court") issued an order scheduling pre-trial, and trial deadlines and dates, including scheduling a trial to commence on February 11, 2008.

     The Court order stated that pursuant to the status conference held on April 12, 2007, the Court scheduled oral argument for November 2007 at the U.S. Court of Federal Claims, to decide whether the trial schedule below can be avoided by summary judgment. The parties were ordered to submit their respective positions with regard to summary judgment, in writing, on or before October 31, 2007.

     The Court scheduled pre-trial and trial deadlines and dates according to the following schedule: December 7, 2007 - Parties exchange exhibit and witness lists; December 21, 2007 - Plaintiffs and FDIC-R file Appendix A submissions; January 21, 2008 - Defendant files Appendix A submissions; February 11, 2008 - Trial to commence.

     The Court further scheduled a pretrial conference to be held on January 30, 2008, in U.S. Court of Federal Claims.

     Both the Court of Federal Claims and the Court of appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. Castle v. United States, 301F.3d 1328 (Fed. Cir. 2002; Bailey v. United States, 341F.3d 1342 (Fed. Cir. 2003) petition for certiorari which was filed January 26, 2004. In April 2004, the Company filed an amicus brief in support of the petition for certiorari filed by Bailey. In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Claims opinions in the Company's case, as well as other decisions in Winstar-related cases are publicly available on the Court of Claims web site at www.cofc.uscourts.gov. Decisions in other Winstar-related cases may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions. The Company can give no assurances regarding, the commencement date of a trial or the ultimate outcome of the litigation.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Investment securities consist of the following:
                                             March 31, 2007                                 December 31, 2006
                             =======================================          ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                              ========      ==========      =======           ========      =========        ========
Held to Maturity:
U.S. Treasury Bills........  $  18,978        $ 18,978     $ 18,983          $  18,187       $ 18,187      $  18,196
U.S. Treasury Note.........     16,458          16,458       16,455             16,436         16,436         16,429
                             -----------     -----------   ---------         ---------       ---------     ----------
                                35,436          35,436       35,438             34,623         34,623         34,625
                             -----------     -----------   ---------         ---------       ---------     ----------
Available for Sale:
Equity Securities..........        802             664          802              1,417          1,279          1,417
                             -----------     -----------   ---------         ---------       ---------     ----------
                             $  36,238       $  36,100      $36,240          $  36,040       $ 35,902      $  36,042
                             =========       ===========   =========         =========       =========     ==========

     The gross unrealized gains (losses) on investment securities, at March 31, 2007 and December 31, 2006 consist of the following:


(in thousands)                                                                                 2007           2006
                                                                                              =======       ======
Held to Maturity:.
Gross unrealized gains..................................................................     $      5      $     9
                                                                                             ========      =======
Gross unrealized losses.................................................................     $     (3)     $    (7)
                                                                                             ========      =======
Available for Sale:
Gross unrealized gains..................................................................     $    138      $   138
                                                                                             ========      =======
Gross unrealized losses.................................................................     $      -      $     -
                                                                                             ========      =======

     The realized gain on the sales of investment securities available for sale for the three months ended March 31, 2007 was as follows:

                                                                                            Three Months
(in thousands)                                                                                   2007
                                                                                            ============

Net sale proceeds.......................................................................     $      770
Cost basis..............................................................................           (614)
                                                                                             ------------
Realized gains..........................................................................     $      156
                                                                                             ============

     No investment securities were sold during the three month period ended March 31, 2006.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 6 - Property Owned

     As of March 31, 2007, the Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes a small portion of the office space for its executive offices, with the remaining square footage available for lease to unaffiliated third parties.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of March 31, 2007, has not been impaired.

     Depreciation expense is recorded on a straight-line basis over 39 years. The building and improvements are carried at cost, net of accumulated depreciation of $296,000 and $283,000, at March 31, 2007 and December 31, 2006, respectively.

     Rental income for the three months ended March 31, 2006, is attributable to operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the terms of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms, if any, is recorded as deferred rent receivable or payable and would be included in other assets or other liabilities on the Consolidated Balance Sheets. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant lease agreements when earned and due from tenants.

     Property operating and maintenance expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses are not reduced by amounts reimbursable by tenants pursuant to applicable lease agreements.

Note 7 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $31 million as of March 31, 2007 and December 31, 2006, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

     Based upon the Company's federal income tax returns as filed from 1993 to 2005 (subject to IRS audit adjustments), excluding the NOL carryforwards utilized in 2005, and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above at March 31, 2007, the Company has NOL carryforwards aggregating approximately $30 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 8 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition of additional minimum pension liability, as follows:

                                               Three Months Ended
(in thousands)                                   March 31, 2007
                               ================================================
                               Minimum         Unrealized        Accumulated
                               Pension         Gains (Losses)    Other
                               Liability       on Investment     Comprehensive
                               Adjustment      Securities        Income (Loss)
                               =========       ===========       ============
Balance beginning of period..  $    (474)      $       138       $       (336)

Reclassification adjustment for
  gains realized in net loss.          -               (67)                (67)

Change during the period.....        284                67                 351
                               ---------       -----------       --------------
Balance end of period........  $    (190)      $       138       $         (52)
                               =========       ===========       ==============

                                               Three Months Ended
(in thousands)                                   March 31, 2006
                               ================================================
                               Minimum         Unrealized        Accumulated
                               Pension         Gains (Losses)    Other
                               Liability       on Investment     Comprehensive
                               Adjustment      Securities        Income (Loss)
                               ==========      =============     =============

Balance beginning of period..  $  (1,326)      $       (69)      $      (1,395)

Change during the period.....          -               (89)                (89)
................................---------       -------------     ---------------
Balance end of period........  $  (1,326)      $      (158)      $      (1,484)
                               =========       =============       ============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 9 - Stock-Based Compensation

     Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of March 31, 2007, there were 4,124,000 shares available for future stock option grants. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application method. Under this method, stock-based compensation expense for the three months ended March 31, 2007 and March 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.

     During the three months ended March 31, 2007 and March 31, 2006, the Company recorded compensation expense of $0 and $22,000, respectively, relating to unvested stock options. Compensation expense relating to stock options is recorded as a reduction to additional paid in capital in the statement of stockholders' equity.

     The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option valuation model ("Black-Scholes") that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant. No adjustments were made in 2007 or 2006 to the input assumptions for the calculation of the fair value of stock options granted prior years.

     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions noted herein represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from that depicted herein. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the year to date period ending March 31, 2007 or March 31, 2006. The per share grant date weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted in January 2005, were are as follows:

                                                                                        2005
                                                                                  -----------------
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

     The following table reports stock option activity during the three month period ended March 31, 2007:

                                                                               Weighted
                                                                  Weighted      Average
                                                                   Average     Remaining
                                                   Number of      Exercise    Contractual
                                                    Shares          Price    Life (in years)
                                                   ---------      --------    ---------------
         Outstanding at January 1, 2007......      1,240,000       $ 1.01
         Expired.............................       (364,000)        1.19
                                                   ---------       ======
         Outstanding at March 31, 2007.......        876,000       $ 0.94          5.98
                                                   =========       ======          ====
         Exercisable at March 31, 2007.......        876,000       $ 0.94          5.98
                                                   =========       ======          ====

     At March 31, 2007, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is reflected above.

The following table presents information regarding non-vested share activity during the three month period ended March 31, 2007:

                                                                  Weighted
                                                                   Average
                                                   Number of      Grant-Date
                                                    Shares        Fair Value
                                                   ---------      ----------
         Non-vested at January 1, 2007.......        204,000       $ 0.47
         Vested during period................       (204,000)        0.47
                                                   ---------       ======
         Non-vested at March 31, 2007........              -            -
                                                   =========       ======

     The total fair value of shares vested during the three month period ended March 31, 2007 and March 31, 2006, was $96,000 and $134,000, respectively. As of March 31, 2007, there was no unrecognized compensation costs relating to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

     Options to purchase 876,000 shares of common stock for the three months ended March 31, 2007, and 1,440,000 shares of common stock for the three months ended March 31, 2006, were excluded from the computation of diluted earnings per share because these options were antidilutive.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 10 - Pension and Savings Plans

     The Company sponsors a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), under which only one current executive officer of the Company is currently the sole participant. The cost of the Supplemental Plan is accrued but not funded.

     The liability for the Supplemental Plan, which is accrued but not funded, increased to $16,517,000 at March 31, 2007 from $16,282,000 at December 31, 2006. The Supplemental Plan liability reflects the March 31, 2007 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based on the 2007 Employment Agreement and the amendment of the Supplemental Plan, each as described above, the Company revised the calculation of the Supplemental Plan liability to reflect a 5.75% discount rate as of April 1, 2006, as set forth in the agreements. The Supplemental Plan liability was increased by an expense of $235,000 in the first quarter ended March 31, 2007, to reflect the March 31, 2007 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing the 5.75% discount rate factor.

     An additional Supplemental Plan expense of $284,000 was recorded in the three month period ended March 31, 2007, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which is included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and is being amortized on a straight line basis over the 14-month period ending May 31, 2007 as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $519,000 for the first quarter period ended March 31, 2007, as compared to $464,000 for the first quarter period ended March 31, 2006. The amortization of the additional minimum pension liability of $284,000 in the three month period ended March 31, 2007, although recorded as a component of compensation expense in the Company's consolidated statement of operations, does not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Note 8, herein for further information.

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $50,000 for the three months ended March 31, 2007 and $52,000 for the three months ended March 31, 2006. All contributions are subject to maximum limitations contained in the Code.

Note 11 - Common Stock Repurchase Plan

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

                                           (a) Total          (b)         (c) Total Number
                                           Number of         Average      Shares Purchased           (d) Maximum Number
                                              Shares       Price Paid    as Part of Publicly       Shares that may yet be
                                           Purchased        per Share      Announced Plans     Purchased under the Plan
                                           ---------    ---------------  -------------------  ---------------------------------
Beginning balance January 1, 2007.........         -           -               1,315,000               8,685,000
January 1, 2007 - January 31, 2007........         -           -               1,315,000               8,685,000
February 1, 2007 - February 28, 2007......         -           -               1,315,000               8,685,000
March 1, 2007 - March 31, 2007............         -           -               1,315,000               8,685,000
                                           --------
Total....................................         -
                                           ========

     During April 2007, the Company repurchased an aggregate of 110,000 shares of common stock from unaffiliated parties at a purchase price, including broker commissions, of $0.48 per share pursuant to the Company's Repurchase Plan.

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at March 31, 2007, aggregated $41,037,000 consisting principally of cash and cash equivalents of $2,336,000, investment securities of $36,238,000 and real estate owned of $2,158,000. At March 31, 2007, the Company's liabilities aggregated $17,179,000. Total stockholders equity was $23,858,000.

     The liability for the Company's non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), which is accrued but not funded, increased to $16,517,000 at March 31, 2007 from $16,282,000 at December 31, 2006. The Supplemental Plan liability reflects the March 31, 2007 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor. The Supplemental Plan liability can be further affected by changes in discount rates, mortality, and experience which could be different from those assumed.

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

     For a further discussion of the Supplemental Plan and Mr. Bianco's 2007 Employment Agreement, see Part I - Item 1 - Note 10 to the Company's consolidated financial statements.

     For the three months ended March 31, 2007, cash of $197,000 was used by operations, including the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the first three months of 2007 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents and the Company's current financial resources. Management believes that the Company's capital resources are sufficient to continue operations for 2007.

     See Part I - Item 1, Note 10 to the Company's consolidated financial statements for information regarding the anticipated Supplemental Plan lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), expected to be paid on or about May 31, 2007. The anticipated May 31, 2007 lump-sum Supplemental Plan benefit payment to Mr. Bianco is expected to be paid to him from the Company's available financial resources. The Supplemental Plan has been amended to provide for its automatic termination immediately following the payment to Mr. Bianco of his Supplemental Plan lump-sum benefit on or about May 31, 2007.

     Upon termination of the Supplemental Plan, the Company will no longer incur an expense for the Supplemental Plan, which is included as a component of
compensation   and  benefits  in  the  Company's   Consolidated   Statement  of
Operations, included in Part I - Item I herein. The Supplemental Plan expense was $519,000 for the three months ended May 31, 2007, compared to $464,000 for the three months ended March 31, 2006. See Results of Operations below for further information.

     Likewise, the Supplemental Plan lump-sum benefit payment to Mr. Bianco will decrease in the Company's cash equivalents and investment securities by approximately $16.7 million, which will result in a decrease in the interest income earned by the Company beginning in June 2007. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities as of March 31, 2007.

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

     As of March 31, 2007, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

     There are no material commitments for capital expenditures as of March 31, 2007. See Part I - Item 1 - Note 10 to the Company's consolidated financial statements for information regarding the anticipated Supplemental Plan lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), expected to be paid on or about May 31, 2007. Inflation has had no material impact on the business and operations of the Company.

     No shares of common stock were purchased by the Company pursuant to the Company's Repurchase Plan during the three month period ended March 31, 2007. See Part I - Item 1 - Note 11 for further details with regard to the Company's common stock repurchase plan.

     Results of Operations for the Three Months ended March 31, 2007 vs. the Three Months Ended March 31, 2006

     The Company's main source of operating revenue has recently been rental income earned on real estate owned. The Company also earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2007 will be met principally by the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents, and the Company's current financial resources.

     As indicated herein, rental income from real estate owned represents the Company's remaining property and was $ - for the three months ended March 31, 2007, as compared to $41,000 for the three months ended March 31, 2006. The decreased amount in the 2007 period, compared to $41,000 in the 2006 period, is due to unoccupied office space currently available for lease, versus occupancy in the same 2006 period.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of March 31, 2007 has not been impaired.

     Compensation and benefits increased to $1,132,000 in the three months ended March 31, 2007, compared with $1,088,000 in same 2006 period. The increase is primarily due to an increased Supplemental Retirement Plan ("Supplemental Plan") expense in the three month period ended March 31, 2007 versus the same 2006 period as further described below, offset slightly by a lower level of incentive compensation accruals in 2007 versus 2006.

     The Supplemental Plan expense was $519,000 for the three months ended March 31, 2007, compared to $464,000 for the three months ended March 31, 2006. Upon termination of the Supplemental Plan, as further described in Part I - Item 1,
Note 10 to the Company's consolidated financial statement, the Company will no longer incur an expense for the Supplemental Plan.

     The increased Supplemental Plan expense is due to recognition of an expense for the three month period ended March 31, 2007 of $235,000, recorded to increase the Supplemental Plan liability to reflect the March 31, 2007 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan as further described in Part I - Item 1 - Note 10 to the Company's consolidated financial statements.

     An additional Supplemental Plan expense of $284,000 was recorded in the three months ended March 31, 2007, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which is included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and is being amortized on a straight line basis over the 14-month from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $519,000 for the three month period ended March 31, 2007, as compared to $464,000 for the three month period ended March 31, 2006. The amortization of the additional minimum pension liability of $284,000 in the three month period ended March 31, 2007, although recorded as a component of compensation expense in the Company's consolidated statement of operations, does not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Notes 8 and 10 to the Company's consolidated financial statements for further information.

     No stock option was recorded in the three months ended March 31, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the three months ended March 31, 2006, the Company recorded $22,000 of compensation expense relating to stock options in accordance with SFAS 123R. For further information regarding the Company's adoption of SFAS 123R and its impact on the Company's financial statements, see Part I - Item 1 - Note 9 to the Company's consolidated financial statements.

     Professional and outside services were $464,000 in the three months ended March 31, 2007, and $718,000 in the respective 2006 period. The decrease in the 2007 three month period as compared to the respective 2006 period is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2007 versus 2006. The 2006 period included the Supervisory Goodwill litigation expenses incurred in connection with discovery in 2006, relating to the Show Cause hearing and, to a lesser extent, other corporate professional fees.

     Property operating and maintenance expenses were $23,000 for the three months ended March 31, 2007, compared to $31,000 in the respective 2006 period. The decreased expenses in 2007 compared to the 2006 period are due to a decrease in the level of repairs and maintenance expenses. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the three months ended March 31, 2007, increased to $465,000 from $420,000 in the respective 2006 period. The increase is principally due to an increased yield on investments due to rising interest rates. The Supplemental Plan lump-sum benefit payment to Mr. Bianco, as further described in Part I - Item 1, Note 10 to the Company's consolidated financial statements, will decrease in the Company's cash equivalents and investment securities by approximately $16.7 million, which will result in a decrease in the interest income earned by the Company beginning in June 2007. See Item 3 -
Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities as of March 31, 2007.

     For the three months ended March 31, 2007, realized gains on sales of investment securities available for sale were $156,000. No investment securities available for sale were sold in the three months ended March 31, 2006.

     The income tax provisions of $25,000 and $33,000 for the three months ended March 31, 2007 and March 31, 2006, respectively are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                        March 31, 2007                 December 31, 2006
                                                   ==========================      ===========================
                                                    Carrying            Fair       Carrying             Fair
                                                      Value             Value        Value              Value
(in thousands)                                     ----------           -----      --------             ------

U.S. Treasury Bills and Notes...............       $  35,436          $ 35,438     $ 34,623           $ 34,625
                                                   ==========         ========     =========          ========
Weighted average interest rate..............            4.67%                          4.65%
                                                   ==========                      =========

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

(In thousands)                                                            March 31,     December 31,
                                                                            2007             2006
Equity Securities Available for Sale:                                  ==========       ==========

Fair value........................................................            $802           $1,417
                                                                             =====            =====
Hypothetical fair value at a 20% increase in market price.........            $962           $1,700
                                                                             =====            =====
Hypothetical fair value at a 20% decrease in market price.........            $642           $1,134
                                                                             =====            =====

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

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file (under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 1A. RISK FACTORS

     There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part I of Form 10-K.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

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

AMBASE CORPORATION



/s/  John P. Ferrara
--------------------
By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Duly Authorized Officer and Principal Financial and
      Accounting Officer)


Date:  May 15, 2007