Form 10-Q
period 2007-06-30
AMBASE CORP
filed 2007-07-24
CIK 20639

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


    [X]            Quarterly Report Pursuant to Section
                       13 or 15(d) of the Securities
                           Exchange Act of 1934


                For the quarterly period ended June 30, 2007

                                       or

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

Large Accelerated Filer     Accelerated Filer      Non-Accelerated Filer   X
                        ----                  ----                       ----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------------

     At July 17, 2007, there were 44,758,519 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2007
TABLE OF CONTENTS                                                                                             Page
                                                                                                             ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................19

Item 4T.     Controls and Procedures.............................................................................20

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................21

Item 1A.     Risk Factors........................................................................................21

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.........................................21

Item 3.      Defaults Upon Senior Securities.....................................................................21

Item 4.      Submission of Matters to a Vote of Security Holders.................................................22

Item 5.      Other Information...................................................................................22

Item 6.      Exhibits............................................................................................22

Signatures   ....................................................................................................23


PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                  (in thousands, except for share and per share amounts)
                                                                                       June 30,       December 31,
                                                                                           2007               2006
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   3,050         $    2,601
Investment securities:
    Held to maturity (market value $17,504 and $34,625, respectively).............       17,494             34,623
    Available for sale, carried at fair value ....................................          277              1,417
                                                                                       --------           --------
Total investment securities.......................................................       17,771             36,040
                                                                                       --------           --------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                       --------           --------
                                                                                          2,454              2,454
  Less:  accumulated depreciation.................................................         (309)              (283)
                                                                                       --------           --------
Real estate owned, net............................................................        2,145              2,171
Other assets......................................................................           82              1,336
                                                                                       --------           --------
Total assets......................................................................   $   23,048         $   42,148
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      843         $    1,171
Supplemental retirement plan......................................................            -             16,282
Other liabilities.................................................................           23                 28
                                                                                       --------           --------
Total liabilities.................................................................          866             17,481
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
   44,758,519 outstanding in 2007 and 44,968,519 outstanding in 2006).............          464                464
Paid-in capital...................................................................      548,044            548,044
Accumulated other comprehensive income (loss).....................................           27               (336)
Accumulated deficit...............................................................     (524,869)          (522,121)
Treasury stock, at cost - 1,651,488 and 1,441,488 shares, respectively............       (1,484)            (1,384)
                                                                                       --------           --------
Total stockholders' equity........................................................       22,182             24,667
                                                                                       --------           --------
Total liabilities and stockholders' equity........................................   $   23,048         $   42,148
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Second Quarter and Six months Ended June 30
                                   (Unaudited)
                      (in thousands, except per share data)
                                                                         Second Quarter                 Six Months
                                                                       2007           2006           2007       2006
Revenues:                                                              ====           ====           ====       ====
Rental income.....................................................   $      -       $      49    $       -   $     90

Operating expenses:
Compensation and benefits.........................................      1,116           1,596        2,248       2,684
Professional and outside services.................................        909           1,003        1,373       1,721
Property operating and maintenance................................         29              30           52          61
Depreciation  ....................................................         13              12           26          25
Insurance.........................................................         25              28           44          45
Other operating...................................................         60              60           98         106
                                                                     ------------   -----------  ------------ --------
                                                                        2,152           2,729        3,841       4,642
                                                                     ------------   ------------ ------------ --------
Operating loss....................................................     (2,152)         (2,680)      (3,841)     (4,552)
                                                                     ------------   ------------ ------------ --------
Interest income...................................................        394             457          859         877
Realized gains on sales of investment securities..................        128               -          284           -
Other income......................................................          -              72            -          72
                                                                      -----------   ------------ ------------ --------
Loss before income taxes..........................................     (1,630)         (2,151)      (2,698)     (3,603)
Income tax expense................................................        (25)            (33)         (50)        (66)
                                                                      -----------   ------------ ------------ --------
Net loss..........................................................   $ (1,655)      $  (2,184)   $  (2,748)  $  (3,669)
                                                                      ===========   ============ ============ ========
Net loss per common share:
Net loss - basic..................................................   $  (0.03)      $   (0.05)   $   (0.06)  $   (0.08)
                                                                      ===========   ============ ===========  ========
Net loss - assuming dilution......................................   $  (0.03)      $   (0.05)   $   (0.06)  $   (0.08)
                                                                      ===========   ============ ===========  ========
Weighted average common shares outstanding:
Basic.............................................................     44,864          45,259       44,916      45,544
                                                                      ===========   ============ ===========  ========
Diluted...........................................................     44,864          45,259       44,916      45,544
                                                                      ===========   ============ ===========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)
                                                                           Second Quarter               Six months
                                                                          2007       2006            2007       2006
                                                                         =====      =====           =====      =====

Net loss............................................................   $(1,655)   $(2,184)      $   (2,748)  $ (3,669)

Amortization of minimum pension liability adjustment................       190        284              474        284

Unrealized holding gains (losses) on investment securities
     available for sale.............................................      (111)         6             (111)       (83)
                                                                       --------   --------      -----------  ---------
Comprehensive loss...................................................  $(1,576)   $(1,894)      $   (2,385)  $ (3,468)
                                                                       ========   ========      ===========  =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Six months Ended June 30
                                   (Unaudited)
                                 (in thousands)
                                                                                           2007          2006
                                                                                          ======        ======
Cash flows from operating activities:
Net loss........................................................................      $  (2,748)    $   (3,669)
Adjustments to reconcile net loss to net cash used by
       operations:
    Depreciation and amortization...............................................             26             26
    Accretion of discount - investment securities...............................            (34)            (9)
    Realized gains on sales of investment securities............................           (284)             -
    Stock-based compensation expense............................................              -             44
    Amortization of minimum pension liability adjustment........................            474            284
Changes in other assets and liabilities:
    Accrued interest receivable.................................................            104             64
    Other assets................................................................          1,164             38
    Accounts payable and accrued liabilities....................................           (328)          (576)
    Supplemental retirement plan and other liabilities..........................            389          1,222
    Payment of Supplemental Plan lump-sum benefit...............................        (16,676)             -
                                                                                      ---------     ----------
Net cash used by operating activities...........................................        (17,913)        (2,576)
                                                                                      ---------     ----------
Cash flows from investing activities:
Maturities of investment securities - held to maturity..........................         41,832         78,576
Purchases of investment securities - held to maturity...........................        (24,683)       (76,246)
Sales of investment securities - available for sale.............................          1,344              -
Purchases of investment securities - available for sale.........................            (31)             -
                                                                                      ---------     ----------
Net cash provided by investing activities.......................................         18,462          2,330
                                                                                      ---------     ----------
Cash flows from financing activities:
Common stock repurchased........................................................           (100)          (587)
                                                                                      ---------     ----------
Net cash used by financing activities...........................................           (100)          (587)
                                                                                      ---------     ----------
Net increase (decrease) in cash and cash equivalents............................            449           (833)
Cash and cash equivalents at beginning of period................................          2,601          2,852
                                                                                      ---------     ----------
Cash and cash equivalents at end of period......................................      $   3,050     $    2,019
                                                                                      =========     ==========
Supplemental cash flow disclosures:
Income taxes paid...............................................................      $      82     $      490
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

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part II - Item 1. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

     The Company's management expects that operating cash needs for the remainder of 2007 will be met principally by the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents, and the Company's current financial resources.

     See Note 10 herein for information regarding the Company's Supplemental Retirement Plan (the "Supplemental Plan") lump-sum benefit payment and Supplemental Plan termination. In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. As of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company, which was previously included as a component of compensation and benefits expense.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS157"). SFAS No. 157 defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company in 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an Amendment of FASB
Statement No. 115" ("SFAS159"). SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The fair value measurement election is irrevocable once made and subsequent changes in fair value must be recorded in earnings. The effect of adoption will be reported as a cumulative-effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 159 in 2008 and is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

     Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 applies to all "tax positions" accounted for under FASB Statement No. 109. FIN 48 refers to "tax positions" as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the Company's results of operations or financial position.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. In accordance with the Supplemental Plan Amendment, as previously adopted, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. As of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company, which was previously included as a component of compensation and benefits expense. Accordingly, because of the termination of the Supplemental Plan we do not believe the adoption of SFAS 158 will have material effect on the Company's consolidated financial statements. See Note 10 herein for further information.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation. On April 13, 2007, Senior Judge Smith ("Judge Smith") of the United States Court of Federal Claims (the "Court of Federal Claims" or the "Court") issued an order scheduling pre-trial, and trial deadlines and dates, including scheduling a trial to commence on February 11, 2008.

     In accordance with the Court's scheduling in May 2007, the Company submitted its expert report. The Government deposed the Company's expert in June 2007. In July 2007, the Government identified its damages experts, and it is currently scheduled to submit its expert reports in September 2007. The Company anticipates deposing the Government's experts in October 2007.

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

     Both the Court of Federal Claims and the Court of appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. Castle v. United States, 301F.3d 1328 (Fed. Cir. 2002; Bailey v. United States, 341F.3d 1342 (Fed. Cir. 2003). In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Federal Claims opinions in the Company's case, as well as other decisions in Winstar-related cases are publicly available on the Court of Federal Claims web site at www.uscfc.uscourts.gov. Decisions in other Winstar-related cases may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions. The Company can give no assurances regarding the commencement date of a trial or the ultimate outcome of the litigation.

Note 4 - Cash and Cash Equivalents

     Highly  liquid  investments,   consisting  principally  of  funds  held  in
short-term money market accounts with original maturities of less than three months, are classified as cash equivalents.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 5 - Investment Securities

     Investment securities - held to maturity, consist of U.S. Treasury Bills with original maturities over three months and are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

     Investment securities - available for sale, consist of investments in equity securities held for an indefinite period and are carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

Investment securities consist of the following:

                                             June 30, 2007                                  December 31, 2006
                              ======================================           ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======           ========      =========          ======
Held to Maturity:
U.S. Treasury Bills........  $  17,494        $ 17,494    $  17,504          $  18,187       $ 18,187      $  18,196
U.S. Treasury Note.........          -               -            -             16,436         16,436         16,429
                             ---------        --------    ---------          ---------       --------      ---------
                                17,494          17,494       17,504             34,623         34,623         34,625
                             ---------        --------    ---------          ---------       --------      ---------
Available for Sale:
Equity Securities..........        277             250          277              1,417          1,279          1,417
                             ---------        --------    ---------          ---------       --------      ---------
                             $  17,771       $  17,744    $  17,781          $  36,040       $ 35,902      $  36,042
                             =========       =========    =========          =========       ========      =========

     The gross unrealized gains (losses) on investment securities, at June 30, 2007 and December 31, 2006 consist of the following:

(in thousands)                                                                                 2007          2006
                                                                                              =======       ======
Held to Maturity:.
Gross unrealized gains..................................................................     $     10      $     9
                                                                                             ========      =======
Gross unrealized losses.................................................................     $      -      $    (7)
                                                                                             ========      =======
Available for Sale:
Gross unrealized gains..................................................................     $     27      $   138
                                                                                             ========      =======
Gross unrealized losses.................................................................     $      -      $     -
                                                                                             ========      =======

     The realized gains on the sales of investment securities available for sale for the second quarter and six months ended June 30, 2007 was as follows:

                                                                                          Second Quarter  Six Months
(in thousands)                                                                                 2007          2007
                                                                                             ========      ========

Net sale proceeds.......................................................................     $    574      $ 1,344
Cost basis..............................................................................         (446)      (1,060)
                                                                                             --------      -------
Realized gains..........................................................................     $    128      $   284
                                                                                             ========      =======

     No investment securities were sold during the second quarter or six month periods ended June 30, 2006.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 6 - Property Owned

     As of June 30, 2007, the Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease to unaffiliated third parties.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of June 30, 2007, has not been impaired.

     Depreciation expense is recorded on a straight-line basis over 39 years. The building and improvements are carried at cost, net of accumulated depreciation of $309,000 and $283,000, at June 30, 2007 and December 31, 2006, respectively.

     Rental income for the six months ended June 30, 2006, was attributable to operating leases with tenants. Minimum lease rentals are recognized on a straight-line basis over the terms of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms, if any, would be recorded as deferred rent receivable or payable and would be included in other assets or other liabilities on the Consolidated Balance Sheets. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses are recognized pursuant to the tenant lease agreements when earned and due from tenants.

     Property operating and maintenance expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses are not reduced by amounts reimbursable by tenants pursuant to applicable lease agreements.

Note 7 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $31 million as of June 30, 2007 and December 31, 2006, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

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

     Based upon the Company's federal income tax returns as filed from 1993 to 2005 (subject to IRS audit adjustments), excluding the NOL carryforwards utilized in 2005, and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above at June 30, 2007, the Company has NOL carryforwards aggregating approximately $30 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 8 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition and amortization of additional minimum pension liability, as follows:

                                         Second Quarter Ended                               Six Months Ended
(in thousands)                              June 30, 2007                                     June 30, 2007
                               ==============================================    ========================================
                               Minimum         Unrealized       Accumulated      Minimum      Unrealized     Accumulated
                               Pension         Gains (Losses)   Other            Pension      Gains (Losses) Other
                               Liability       on Investment    Comprehensive    Liability    on Investments Comprehensive
                               Adjustment      Securities       Income (Loss)    Adjustment   Securities     Income (Loss)
                               ==========      ============     =============    ==========   =============  ===========
Balance beginning of period......$  (190)      $       138      $      (52)      $   (474)    $       138    $      (336)

Reclassification adjustment for
  gains realized in net loss.....      -              (117)           (117)             -           (184)          (184)

Change during the period.........    190                 6             196            474             73            547
                               ----------      ------------     -------------    ----------   -------------  ------------
Balance end of period............$     -       $        27      $       27       $      -     $       27     $       27
                               ==========      ============     =============    ==========   =============  ============

                                         Second Quarter Ended                               Six Months Ended
(in thousands)                              June 30, 2006                                     June 30, 2006
                               ==============================================    ========================================
                               Minimum         Unrealized       Accumulated      Minimum      Unrealized     Accumulated
                               Pension         Gains (Losses)   Other            Pension      Gains (Losses) Other
                               Liability       on Investment    Comprehensive    Liability    on Investment  Comprehensive
                               Adjustment      Securities       Income (Loss)    Adjustment   Securities     Income (Loss)
                               ==========      ============     =============    ==========   =============  =============
Balance beginning of period......$(1,326)      $      (158)     $   (1,484)      $ (1,326)    $      (69)    $   (1,395)
Change during the period.........    284                 6             290            284            (83)           201
                               ----------      ------------     -------------    ----------   -------------  -------------
Balance end of period............$(1,042)      $      (152)     $   (1,194)      $ (1,042)    $     (152)    $   (1,194)
                               ==========      ============     =============    ==========   =============  =============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 9 - Stock-Based Compensation

     Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of June 30, 2007, there were 4,124,000 shares available for future stock option grants. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application method. Under this method, stock-based compensation expense for the six months ended June 30, 2007 and June 30, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.

     No stock based compensation expense was recorded in the six months ended June 30, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. The Company recorded stock based compensation expense of $22,000 and $44,000 in the second quarter and six months ended June 30, 2006, respectively, relating to unvested stock options. Compensation expense relating to stock options is recorded as a reduction to additional paid in capital in the statement of stockholders' equity.

     The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option valuation model ("Black-Scholes") that uses the assumptions noted in the table that follows below. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant. No adjustments were made in 2007 or 2006 to the input assumptions for the calculation of the fair value of stock options granted in prior years.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the year to date period ending June 30, 2007 or June 30, 2006. The per share grant date weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted in January 2005, were as follows:

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

     The following table reports stock option activity during the six month period ended June 30, 2007:

                                                                                Weighted
                                                                  Weighted       Average
                                                                   Average      Remaining
                                                    Number of     Exercise      Contractual
                                                     Shares        Price       Life (in years)
                                                 --------------  -----------   --------------
         Outstanding at January 1, 2007......      1,240,000       $1.01
         Expired.............................       (364,000)       1.19
                                                 --------------    =====
         Outstanding at June 30, 2007........        876,000       $0.93           5.73
                                                 ==============    =====           ====
         Exercisable at June 30, 2007........        876,000       $0.93           5.73
                                                 ==============    =====           ====

     At June 30, 2007, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is reflected above.

     The  following  table  presents  information   regarding  non-vested  share
activity during the six month period ended June 30, 2007:

                                                                        Weighted
                                                                        Average
                                                   Number of           Grant-Date
                                                    Shares              Fair Value
                                                 --------------       -------------
         Non-vested at January 1, 2007.......        204,000             $0.47
         Vested during period................       (204,000)             0.47
                                                 --------------          =====
         Non-vested at June 30, 2007.........              -                 -
                                                 ==============          =====

     The total fair value of shares vested during the six month period ended June 30, 2007 and June 30, 2006, was $96,000 and $134,000, respectively. As of June 30, 2007, there was no unrecognized compensation costs relating to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

     Options to purchase 876,000 shares of common stock for the six months ended June 30, 2007, and 1,240,000 shares of common stock for the six months ended June 30, 2006, were excluded from the computation of diluted earnings per share because these options were antidilutive.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 10 - Pension and Savings Plans

     The Company previously sponsored a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), under which only one current executive officer of the Company was the sole participant. The cost of the Supplemental Plan was accrued but not funded.

     In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. As of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company, which was previously included as a component of compensation and benefits expense in the Company's Consolidated Statement of Operations, herein. The Supplemental Plan liability was $16,282,000 at December 31, 2006.

     The Personnel Committee of the Board of Directors of the Company (the "Personnel Committee") had reviewed the Supplemental Plan and the Company's related liability, including the desirability of continuing to maintain and administer the Supplemental Plan, the untying of Mr. Bianco's employment with the Company from the timing of his Supplemental Plan benefit payment(s), the Company's overall financial position, and the desirability of continued accruals under the Supplemental Plan after Mr. Bianco's prior employment contract expiration on May 31, 2007. In connection with this review, the Personnel Committee considered various options, including whether or not to terminate and/or curtail the Supplemental Plan. Mr. Bianco (the Company's Chairman,
President and Chief Executive Officer, and the former President and Chief Executive Officer of Carteret Savings Bank, FA), was the only current employee of the Company who participated in the Supplemental Plan and his Supplemental Plan benefit was fully vested. For purposes of computing his accrued benefit under the Supplemental Plan, Mr. Bianco had 14.67 years of credited services as of December 31, 2005 and 16.08 years of credited service as of May 31, 2007. His accrual percentage under the Supplemental Plan was 4%, in effect from the time of his initial employment with the Company, and in accordance with the Supplemental Plan (prior to the amendment described below), he had the entitlement to receive his Supplemental Plan benefit in either a lump-sum or an annuity upon termination of his employment with the Company.

     During March 2006, the Company entered into a new employment agreement with Mr. Bianco to extend his employment with the Company for an additional five (5) years beyond May 31, 2007, until May 31, 2012 (the "2007 Employment Agreement"). As part of the 2007 Employment Agreement terms: (i) Mr. Bianco's annual rate of base salary will not increase from his current rate of base salary during the first three years of the 2007 Employment Agreement (the amount of Mr. Bianco's base salary for the fourth and fifth years of the 2007 Employment Agreement term to be determined by the Personnel Committee, in its sole discretion, although in no event less than $625,000 per annum); (ii) Mr. Bianco's service accruals under the Supplemental Plan will cease as of May 31, 2007; (iii) Mr. Bianco's Final Average Earnings (as defined in the Supplemental Plan) for Supplemental Plan benefit calculation purposes, was capped as of December 31, 2004; and (iv) Mr. Bianco's annual bonus opportunity will no longer be linked to recovery efforts in connection with the Company's Supervisory Goodwill litigation. Instead, on May 31, 2007, Mr. Bianco received a lump-sum payment of his Supplemental Plan benefit of $16,676,115, which amount was calculated on the basis of a 5.75% discount rate, a "RP-2000" projected to 2004 mortality table, and 16.08 years of credited service, and the Company and Mr. Bianco agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret Savings Bank, through litigation or otherwise (including the Company's Supervisory Goodwill litigation).

     Based on the 2007 Employment Agreement and the amendment of the Supplemental Plan as previously adopted in March 2006, each as described above, the Company revised the calculation of the Supplemental Plan liability to reflect a 5.75% discount rate as of April 1, 2006, as set forth in the agreements. The Supplemental Plan liability was increased by an expense of $394,000 in the six month period ended June 30, 2007, to reflect the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing the 5.75% discount rate factor.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     An additional Supplemental Plan expense of $474,000 was recorded in the six month period ended June 30, 2007, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period ending May 31, 2007 as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $868,000 for the six month period ended June 30, 2007. The amortization of the additional minimum pension liability in the 2007 and 2006 periods, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition resulted in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Note 8, herein for further information.

     In connection with the Supplemental Plan lump-sum benefit payment, the Company paid approximately $242,000 of employer Medicare taxes, which are included as a component of compensation and benefits expense in the Company's Consolidated Statement of Operations for the second quarter and six month period ended June 30, 2007.

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $3,000 and $53,000 for the second quarter and six months ended June 30, 2007, respectively and $3,000 and $55,000 for the second quarter and six months ended June 30, 2006, respectively. All contributions are subject to maximum limitations contained in the Code.

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

     A summary of the shares repurchased pursuant to the Repurchase Plan is as follows:

                                                          Average
                                                        Price Paid
                                             Total       per Share        Total Number
                                           Number of    (including      Shares Purchased            Maximum Number
                                            Shares        broker      as Part of Publicly       Shares that may yet be
                                          Purchased     commission)         Announced Plans     Purchased under the Plan
                                     --------------- -------------  -----------------------  ---------------------------
Beginning balance January 1, 2007.........         -           -               1,315,000               8,685,000
January 1, 2007 - January 31, 2007........         -           -               1,315,000               8,685,000
February 1, 2007 - February 28, 2007......         -           -               1,315,000               8,685,000
March 1, 2007 - March 31, 2007............         -           -               1,315,000               8,685,000
April 1, 2007 - April 30, 2007............   110,000       $0.48               1,425,000               8,575,000
May 1, 2007 - May 31, 2007................         -           -               1,425,000               8,575,000
June 1, 2007 - June 30, 2007..............   100,000       $0.48               1,525,000               8,475,000
                                            --------
Total....................................    210,000
                                            ========

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward-looking statements. AmBase Corporation ("AmBase" or the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

BUSINESS OVERVIEW

     AmBase is a holding company which, through a wholly-owned subsidiary, owns a commercial office building in Greenwich, Connecticut. The Company previously owned an insurance company and a savings bank.

     In February 1991, the Company sold its ownership interest in The Home Insurance Company and its subsidiaries. On December 4, 1992, Carteret Savings
Bank, FA ("Carteret") was placed in receivership by the Office of Thrift Supervision ("OTS").

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part I - Item 1. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at June 30, 2007, aggregated $23,048,000 consisting principally of cash and cash equivalents of $3,050,000, investment securities of $17,771,000 and real estate owned of $2,145,000. At June 30, 2007, the Company's liabilities aggregated $866,000. Total stockholders equity was $22,182,000.

     The Company previously sponsored a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), under which only one current executive officer of the Company was the sole participant. The cost of the Supplemental Plan was previously accrued but not funded.

     In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. As of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company, which was previously included as a component of compensation and benefits expense in the Company's Consolidated Statement of Operations, included in Part I - Item 1, herein. See Results of Operations below for further information regarding the Supplemental Plan expense. For a further discussion of the Supplemental Plan termination and Mr. Bianco's 2007 Employment Agreement, see Part I - Item 1 -
Note 10 to the Company's consolidated financial statements.

     The Supplemental Plan lump-sum benefit payment decreased the Company's cash equivalents and investment securities by approximately $16.7 million as of May 2007, which is expected to result in a significant decrease in the interest income earned by the Company beginning in June 2007. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities as of June 30, 2007.

     For the six months ended June 30, 2007, cash of $17,913,000 was used by operations, primarily due to the payment of the Supplemental Plan lump-sum benefit payment of $16,676,115, as further discussed above, and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the first six months of 2007 were satisfied by the Company's current financial resources and receipt of investment earnings received on investment securities and cash equivalents. Management believes that the Company's capital resources are sufficient to continue operations for 2007.

     For the six months ended June 30, 2006, cash of $2,576,000 was used by operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of rental income, interest income, and investment earnings.

     The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims. Discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including the Supervisory Goodwill litigation see Part I - Item 1 -
Note 3.

     As of June 30, 2007, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of June 30, 2007, has not been impaired.

     There are no material commitments for capital expenditures as of June 30, 2007. Inflation has had no material impact on the business and operations of the Company.

     Pursuant to the Company's common stock repurchase plan (the "Repurchase Plan"), during six months ended June 30, 2007, the Company repurchased for $100,000 an aggregate of 210,000 shares of common stock from unaffiliated parties at various prices. See Part I - Item 1 - Note 11 for further details with regard to the Repurchase Plan.

     Results of Operations for the Second Quarter and Six months ended June 30, 2007 vs. the Second Quarter and Six months ended June 30, 2006

     The Company currently earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management expects that operating cash needs for the remainder of 2007 will be met principally by the receipt of non-operating revenue consisting of investment earnings on investment securities and cash equivalents and the Company's current financial resources. The Company's main source of revenue in 2006 was non-operating revenue consisting of investment earnings and to a lesser extent rental income earned on real estate owned.

     No rental income from real estate owned was earned for the second quarter and six months ended June 30, 2007, as compared to $49,000 and $90,000 for the second quarter and six months ended June 30, 2006. The decreased amounts in the 2007 periods, compared to the 2006 periods, are due to unoccupied office space currently available for lease, versus partial occupancy in the same 2006 periods.

     Compensation and benefits decreased to $1,116,000 in the second quarter and $2,248,000 in the six months ended June 30, 2007, compared with $1,596,000 and $2,684,000 in respective 2006 periods. The decreases are primarily due to a decrease in the Supplemental Plan expense in the second quarter and six month periods ended June 30, 2007, as a result of the Supplemental Plan termination as of May 31, 2007, versus the same 2006 periods as further described below.

     The Supplemental Plan expense was $349,000 and $868,000 for the second quarter and six months ended June 30, 2007, respectively, compared to $1,047,000 and $1,511,000 for the second quarter and six months ended June 30, 2006, respectively. As a result of the termination of the Supplemental Plan, as of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company.

     The Supplemental Plan expense reflects recognition of an expense of $159,000 and $394,000 for the second quarter and six month periods ended June 30, 2007, respectively recorded to increase the Supplemental Plan liability to the present value of the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan.

     An additional Supplemental Plan expense of $190,000 and $474,000 in the second quarter and six months ended June 30, 2007, respectively and $284,000 for the second quarter and six month periods ended June 30, 2006 was recorded to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The amortization of the additional minimum pension liability in the 2007 and 2006 periods, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. In connection with the Supplemental Plan lump-sum benefit payment, the Company paid approximately $242,000 of employer Medicare taxes, which are included as a component of compensation and benefits expense in the Company's Consolidated Statement of Operations for the second quarter and six month period ended June 30, 2007. See Part I - Item 1 - Notes 8 and 10 to the Company's consolidated financial statements for further information.

     No stock based compensation expense was recorded in the six months ended June 30, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the second quarter and six months ended June 30, 2006, the Company recorded $22,000 and $44,000, respectively, of compensation expense relating to stock options in accordance with SFAS 123R. For further information regarding the Company's Stock-Based Compensation, see Part I - Item 1 - Note 9 to the Company's consolidated financial statements.

     Professional and outside services decreased to $909,000 and $1,373,000 in the second quarter and six months ended June 30, 2007, compared to $1,003,000 and $1,721,000 in the respective 2006 periods. The decrease in the 2007 second quarter and six month periods as compared to the respective 2006 periods is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2007 versus 2006. The Supervisory Goodwill litigation expenses in the 2006 periods included expenses incurred in connection with discovery and preparation for the Show Cause hearing. The Supervisory Goodwill litigation expenses for the 2007 periods include expenses relating to the preparation of the Company's expert report on damages.

     Property operating and maintenance expenses were $29,000 and $52,000 for the second quarter and six months ended June 30, 2007, respectively, compared to $30,000 and $61,000 in the respective 2006 periods. The decreased expenses in 2007 compared to the 2006 period are due to a decrease in the level of repairs and maintenance expenses. Property operating and maintenance expenses have not been reduced by tenant reimbursements.

     Interest income in the second quarter and six months ended June 30, 2007, decreased to $394,000 and $859,000, respectively, from $457,000 and $877,000 in the respective 2006 periods. The decrease is principally due to a lower level of cash equivalents and investments securities as a result of the Supplemental Plan lump-sum benefit payment to Mr. Bianco. The payment decreased the Company's cash equivalents and investment securities by approximately $16.7 million, resulting in a decrease in the interest income earned by the Company beginning in June 2007. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities as of June 30, 2007.

     For the second quarter and six months ended June 30, 2007, realized gains on sales of investment securities available for sale were $128,000 and $284,000, respectively. No investment securities available for sale were sold in the second quarter and six months ended June 30, 2006.

     The income tax provisions of $25,000 and $50,000 for the second quarter and six months ended June 30, 2007, respectively, and $33,000 and $66,000 the second quarter and six months ended June 30, 2006, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                          June 30, 2007             December 31, 2006
                                                   ==========================    ========================
                                                    Carrying           Fair       Carrying        Fair
                                                     Value             Value       Value          Value
(in thousands)                                     ---------         --------    ----------     ---------

U.S. Treasury Bills and Notes...............       $  17,494         $ 17,504    $   34,623     $  34,625
                                                   =========         ========    ==========     =========

Weighted average interest rate..............            4.80%                          4.65%
                                                   =========                     ==========

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

(In thousands)                                                           June 30,       December 31,
                                                                            2007             2006
Equity Securities Available for Sale:                                  ==========       ============

Fair value........................................................           $277           $1,417
                                                                       ==========       ============
Hypothetical fair value at a 20% increase in market price.........           $332           $1,700
                                                                       ==========       ============
Hypothetical fair value at a 20% decrease in market price.........           $222           $1,134
                                                                       ==========       ============

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
(in thousands)                                                        Payment Due By Period
                                            ==============================================================
                                                     Less Than      One to         Three to     More than
                                            Total    One Year     Three Years     Five Years    Five Years
                                            -----    ---------    -----------     ----------    ----------

Operating leases........................    $   4    $       4    $         -     $        -    $        -
                                            -----    ---------    -----------     ----------    ----------
Total obligations.......................    $   4    $       4    $         -     $        -    $        -
                                            =====    =========    ===========     ==========    ==========

Item 4T.  CONTROLS AND PROCEDURES

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

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

     There have been no changes during the most recent fiscal quarter in our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders on May 18, 2007, a vote was taken for the election of one Director of the Company to hold office for a three year term and until his successor shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for the nominee was as follows:

   Nominee                     For                   Withheld
================             =========               =========
Salvatore Trani              28,976,705              5,809,274

     There were no broker non-votes. The terms of directors Richard A. Bianco, Philip M. Halpern and Robert E. Long continued after the meeting.

     A vote was also taken on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 2007. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

    For                      Against                 Abstain
 =========                  =========               =========
  32,548,953                2,223,871                13,155

     There were no broker non-votes.

     The foregoing proposals are described more fully in the Company's definitive proxy statement, filed with the Securities and Exchange Commission on March 29, 2007 pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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


AMBASE CORPORATION



/s/  John P. Ferrara
-----------------------------------------------------
By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Duly Authorized Officer and Principal Financial and
      Accounting Officer)


    Date: July 24, 2007