Form 10-Q
period 2007-09-30
AMBASE CORP
filed 2007-11-13
CIK 20639

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q


   [X]            Quarterly Report Pursuant to Section
                    13 or 15(d) of the Securities
                         Exchange Act of 1934


           For the quarterly period ended September 30, 2007

                                  or

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

Large Accelerated Filer       Accelerated Filer      Non-Accelerated Filer X
                        -----                  -----                      ----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------

     At November 2, 2007, there were 44,464,864 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2007

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

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
(in thousands, except for share and per share amounts)
                                                                                  September 30,       December 31,
                                                                                           2007               2006
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   3,204         $    2,601
Investment securities:
    Held to maturity (market value $17,057 and $34,625, respectively).............       17,041             34,623
    Available for sale, carried at fair value ....................................            -              1,417
                                                                                       --------           --------
Total investment securities.......................................................       17,041             36,040
                                                                                       --------           --------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                       --------           --------
                                                                                          2,454              2,454
Accumulated depreciation..........................................................         (321)              (283)
                                                                                       --------           --------
Real estate owned, net............................................................        2,133              2,171
Other assets......................................................................           68              1,336
                                                                                       --------           --------
Total assets......................................................................   $   22,446         $   42,148
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................   $      896         $    1,171
Supplemental retirement plan......................................................            -             16,282
Other liabilities.................................................................           21                 28
                                                                                       --------           --------
Total liabilities.................................................................          917             17,481
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
   44,679,373 outstanding in 2007 and 44,968,519 outstanding in 2006).............          464                464
Paid-in capital...................................................................      548,044            548,044
Accumulated other comprehensive income (loss).....................................            -               (336)
Accumulated deficit...............................................................     (525,457)          (522,121)
Treasury stock, at cost - 1,730,634 and 1,441,488 shares, respectively............       (1,522)            (1,384)
                                                                                       --------           --------
Total stockholders' equity........................................................       21,529             24,667
                                                                                       --------           --------
Total liabilities and stockholders' equity........................................   $   22,446         $   42,148
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                      (in thousands, except per share data)
                                                                         Third Quarter                  Nine Months
                                                                       2007           2006           2007         2006
Revenues:                                                              ====           ====           ====         ====
Rental income.....................................................   $      -       $       2    $       -   $      92

Operating expenses:
Compensation and benefits.........................................        535           1,058        2,783       3,742
Professional and outside services.................................        244             553        1,617       2,274
Property operating and maintenance................................         35              28           87          89
Depreciation  ....................................................         12              13           38          38
Insurance.........................................................         17              17           61          62
Other operating...................................................         15              55          113         161
                                                                     --------       ---------   ----------   ---------
                                                                          858           1,724        4,699       6,366
                                                                     --------       ---------   ----------   ---------
Operating loss....................................................       (858)         (1,722)      (4,699)     (6,274)
                                                                     --------       ---------   ----------   ---------
Interest income...................................................        244             491        1,103       1,368
Realized gains on sales of investment securities..................         26               -          310           -
Other expense, claims settlement..................................          -          (1,100)           -      (1,100)
Other income, insurance recovery..................................          -             400            -         400
Other income......................................................          -               -            -          72
                                                                     --------       ---------   ----------   ---------
Loss before income taxes..........................................       (588)         (1,931)      (3,286)     (5,534)
Income tax expense................................................          -             (33)         (50)        (99)
                                                                     --------       ---------   ----------   ---------
Net loss..........................................................   $   (588)      $  (1,964)   $  (3,336)  $  (5,633)
                                                                     ========       =========   ==========   =========
Net loss per common share:
Net loss - basic..................................................   $  (0.01)      $   (0.04)   $   (0.07)  $   (0.12)
                                                                     ========       =========   ==========   =========
Net loss - assuming dilution......................................   $  (0.01)      $   (0.04)   $   (0.07)  $   (0.12)
                                                                     ========       =========   ==========   =========
Weighted average common shares outstanding:
Basic.............................................................     44,703          45,168       44,845      45,419
                                                                     ========       =========   ==========   =========
Diluted...........................................................     44,703          45,168       44,845      45,419
                                                                     ========       =========   ==========   =========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)
                                                                           Third Quarter                Nine Months
                                                                           2007      2006            2007       2006
                                                                          =====      =====          =====       =====

Net loss............................................................   $  (588)  $ (1,964)         $ (3,336)  $ (5,633)

Amortization of minimum pension liability adjustment................         -        284               474        568

Reclassification adjustment for gains realized in net loss..........       (27)         -              (138)         -

Unrealized holding gains (losses) on investment securities
     available for sale.............................................         -         90                 -          7
                                                                       --------- --------        ----------   --------
Comprehensive loss...................................................  $  (615)  $ (1,590)       $   (3,000)  $ (5,058)
                                                                       ========= ========        ==========   ========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)
                                                                                         2007          2006
Cash flows from operating activities:                                                 ==========    ===========
Net loss........................................................................      $  (3,336)    $   (5,633)
Adjustments to reconcile net loss to net cash used by
       operations:
    Depreciation and amortization...............................................             38             38
    Accretion of discount - investment securities...............................            (34)           (31)
     Realized gains on sales of investment securities...........................           (310)             -
    Stock-based compensation expense............................................              -             66
    Amortization of minimum pension liability adjustment........................            474            568
Changes in other assets and liabilities:
    Accrued interest receivable.................................................             57           (270)
    Other assets................................................................          1,178           (420)
    Accounts payable and accrued liabilities....................................           (275)           553
    Supplemental retirement plan and other liabilities..........................            387          1,448
    Payment of Supplemental Plan lump-sum benefit...............................        (16,676)             -
    Other, net..................................................................             (2)             1
                                                                                      ---------     -----------
Net cash used by operating activities...........................................        (18,499)        (3,680)
                                                                                      ---------     -----------
Cash flows from investing activities:
Maturities of investment securities - held to maturity..........................         49,433         86,576
Purchases of investment securities - held to maturity...........................        (31,782)       (83,740)
Sales of investment securities - available for sale.............................          1,620              -
Purchases of investment securities - available for sale.........................            (31)             -
                                                                                      ---------     -----------
Net cash provided by investing activities.......................................         19,240          2,836
                                                                                      ---------     -----------
Cash flows from financing activities:
Common stock repurchased........................................................           (138)          (632)
                                                                                      ---------     -----------
Net cash used by financing activities...........................................           (138)          (632)
                                                                                      ---------     -----------
Net increase (decrease) in cash and cash equivalents............................            603         (1,476)
Cash and cash equivalents at beginning of period................................          2,601          2,852
                                                                                      ---------     -----------
Cash and cash equivalents at end of period......................................      $   3,204      $   1,376
                                                                                      =========     ===========
Supplemental cash flow disclosures:
Income taxes paid...............................................................      $      83      $     537
                                                                                      =========      ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

     The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair statement of the Company's consolidated financial statements. Results for interim periods are not necessarily indicative of results for the full year. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2006.

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

     The Company's management believes that operating cash needs for the next twelve months will be met principally by the receipt of investment earnings on investment securities and cash equivalents, and the Company's current financial resources.

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

     Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 applies to all "tax positions" accounted for under FASB Statement No. 109. FIN 48 refers to "tax positions" as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the Company's consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. In accordance with the Supplemental Plan Amendment, as previously adopted, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. After May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company. Accordingly, because of the termination of the Supplemental Plan we do not believe the adoption of SFAS 158 will have a material effect on the Company's consolidated financial statements. See Note 10 herein for further information.

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

     In accordance with the Court's scheduling in May 2007, the Company submitted its expert report. The Government deposed the Company's expert in June 2007. In July 2007, the Government identified its damages experts, and submitted its expert reports in September 2007. The Company deposed the Government's experts in October 2007.

     The Court order stated that pursuant to the status conference held on April 12, 2007, the Court scheduled oral argument for November 2007 at the U.S. Court of Federal Claims, to decide whether the trial schedule below can be avoided by summary judgment. The parties submitted their respective positions with regard to summary judgment, in writing, on November 7, 2007.

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

     Investment securities - available for sale at December 31, 2006, consisted of investments in equity securities held for an indefinite period and were carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

Investment securities consist of the following:

                                      September 30, 2007                                 December 31, 2006
                             ======================================          =======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                                ======      ==========      =======           ======         ========          ======
Held to Maturity:
U.S. Treasury Bills........  $  17,041        $ 17,041    $  17,057          $  18,187       $ 18,187      $  18,196
U.S. Treasury Note.........          -               -            -             16,436         16,436         16,429
                             ---------        --------    ---------          ---------       --------      ---------
                                17,041          17,041       17,057             34,623         34,623         34,625
                             ---------        --------    ---------          ---------       --------      ---------
Available for Sale:
Equity Securities..........          -               -            -              1,417          1,279          1,417
                             ---------        --------    ---------          ---------       --------      ----------
                             $  17,041       $  17,041    $  17,057          $  36,040       $ 35,902      $  36,042
                             =========       =========    =========          =========       ========      ==========

     The gross unrealized gains (losses) on investment securities, at the dates indicated below consist of the following:

                                                                                         September 30,   December 31,
(in thousands)                                                                                   2007            2006
                                                                                         ============    ============
Held to Maturity:.
Gross unrealized gains.................................................................. $       16      $      9
                                                                                         ============    ============
Gross unrealized losses................................................................. $        -      $     (7)
                                                                                         ============    ============
Available for Sale:
Gross unrealized gains.................................................................. $        -      $    138
                                                                                         ============    ============
Gross unrealized losses................................................................. $        -      $      -
                                                                                         ============    ============

     Realized gains on the sales of investment securities available for sale follow:

                                                                                       Third Quarter       Nine Months
(in thousands)                                                                              2007              2007
                                                                                         =======            =======

Net sale proceeds...................................................................... $    276           $  1,620
Less:  Cost basis......................................................................      250              1,310
                                                                                        --------           ---------
Realized gains......................................................................... $     26           $    310
                                                                                        ========           =========

     No investment securities were sold during the third quarter or nine month periods ended September 30, 2006.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 6 - Property Owned

     As of September 30, 2007, the Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease to unaffiliated third parties.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of September 30, 2007, has not been impaired.

     Depreciation expense is recorded on a straight-line basis over 39 years. The building and improvements are carried at cost, net of accumulated depreciation of $321,000 and $283,000, at September 30, 2007 and December 31, 2006, respectively.

     Rental income for the nine months ended September 30, 2006, was attributable to operating leases with tenants. Minimum lease rentals were recognized on a straight-line basis over the terms of the leases. The cumulative difference between lease revenue recognized under the straight-line method and the contractual lease payment terms, if any, was recorded as deferred rent receivable or payable and was included in other assets or other liabilities on the Consolidated Balance Sheets, as applicable. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses were recognized pursuant to the tenant lease agreements when earned and due from tenants.

     Property operating and maintenance expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses were not reduced by amounts reimbursable by tenants pursuant to applicable lease agreements.

Note 7 - Income Taxes

     The Company and its 100% owned domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future. The Company has calculated a net deferred tax asset of $32 million and $31 million as of September 30, 2007 and December 31, 2006, respectively, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's expected to be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

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

     Based upon the Company's federal income tax returns as filed from 1993 to 2006 (subject to IRS audit adjustments), excluding the NOL carryforwards utilized in 2005, and excluding the NOL carryforwards generated from the Company's tax basis in Carteret/Carteret FSB, as noted above at September 30, 2007, the Company has NOL carryforwards aggregating approximately $33 million, available to reduce future federal taxable income which expire if unused beginning in 2009. The Company's federal income tax returns for years subsequent to 1992 have not been reviewed by the IRS.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 8 - Comprehensive Income (Loss)

     Components of other accumulated comprehensive income (loss) follow:

                                            Third Quarter Ended                         Nine Months Ended
(in thousands)                               September 30, 2007                         September 30, 2007
                               ============================================= =========================================
                               Minimum      Unrealized     Accumulated       Minimum     Unrealized     Accumulated
                               Pension      Gains (Losses) Other             Pension     Gains (Losses) Other
                               Liability    on Investment  Comprehensive     Liability   on Investments Comprehensive
                               Adjustment   Securities     Income (Loss)     Adjustment  Securities     Income (Loss)
                               ==========   ============   =============     ==========  =============  =============
Balance beginning of period....$       -    $        27    $       27        $    (474)  $        138   $       (336)

Reclassification adjustment for
  gains realized in net loss...        -            (27)          (27)               -           (211)          (211)

Change during the period.......        -              -             -              474             73            547
                               ---------    ------------   -------------     ----------  -------------  -------------
Balance end of period..........$       -    $         -    $        -        $       -   $          -   $          -
                               =========    ============   =============     ==========  ============   =============


                                             Third Quarter Ended                         Nine Months Ended
(in thousands)                               September 30, 2006                         September 30, 2006
                               ============================================= =========================================
                               Minimum      Unrealized     Accumulated       Minimum     Unrealized     Accumulated
                               Pension      Gains (Losses) Other             Pension     Gains (Losses) Other
                               Liability    on Investment  Comprehensive     Liability   on Investment  Comprehensive
                               Adjustment   Securities     Income (Loss)     Adjustment  Securities     Income (Loss)
                               ==========   ============   =============     ==========  =============  =============
Balance beginning of period....$ (1,042)    $      (152)   $   (1,194)       $  (1,326)  $        (69)  $     (1,395)
Change during the period.......     284              90           374              568              7            575
                               ----------   ------------   -------------     ----------  -------------  -------------
Balance end of period..........$   (758)    $       (62)   $     (820)       $    (758)  $        (62)  $       (820)
                               ==========   ============   =============     ==========  =============  =============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 9 - Stock-Based Compensation

     Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of September 30, 2007, there were 4,124,000 shares available for future stock option grants. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective application method. Under this method, stock-based compensation expense for the nine months ended September 30, 2007 and September 30, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.

     No stock based compensation expense was recorded in the nine months ended September 30, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. The Company recorded stock based compensation expense of $22,000 and $66,000 in the third quarter and nine months ended September 30, 2006, respectively, relating to unvested stock options. Compensation expense relating to stock options is recorded as a reduction to additional paid in capital in the statement of stockholders' equity.

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

     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions noted herein represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, recorded stock-based compensation expense could have been materially different from the recorded amounts. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the previous estimate, the share-based compensation expense could be materially different.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the year to date period ending September 30, 2007 or September 30, 2006.


     The following table reports stock option activity during the nine month period ended September 30, 2007:

                                                                                Weighted
                                                                   Weighted     Average
                                                                   Average      Remaining
                                                   Number of       Exercise    Contractual
                                                    Shares          Price    Life (in years)
                                                   ---------       --------  ---------------
         Outstanding at January 1, 2007......      1,240,000        $1.01
         Expired.............................       (364,000)        1.19
                                                   ---------        ====
         Outstanding at September 30, 2007...        876,000        $0.93           5.73
                                                   =========        =====           ====
         Exercisable at September 30, 2007...        876,000        $0.93           5.73
                                                   =========        =====           ====

     At September 30, 2007, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is reflected above.

     The  following  table  presents  information   regarding  non-vested  share
activity during the nine month period ended September 30, 2007:

                                                                        Weighted
                                                                         Average
                                                   Number of            Grant-Date
                                                    Shares              Fair Value
                                                   ---------           -------------
         Non-vested at January 1, 2007.......        204,000             $0.47
         Vested during period................       (204,000)             0.47
                                                   ---------           =============
         Non-vested at September 30, 2007....              -                 -
                                                   =========           =============

     The total fair value of shares vested during the nine month period ended September 30, 2007 and September 30, 2006, was $96,000 and $133,000,
respectively. As of September 30, 2007, there was no unrecognized compensation costs relating to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

     Options to purchase 876,000 shares of common stock for the nine months ended September 30, 2007, and 1,240,000 shares of common stock for the nine months ended September 30, 2006, were excluded from the computation of diluted earnings per share because these options were antidilutive.

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

     In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. After May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company. The Supplemental Plan liability was $16,282,000 at December 31, 2006.

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

     Based on the 2007 Employment Agreement and the amendment of the Supplemental Plan as previously adopted in March 2006, each as described above, the Company revised the calculation of the Supplemental Plan liability to reflect a 5.75% discount rate as of April 1, 2006, as set forth in the agreements. The Supplemental Plan liability was increased by an expense of $394,000 in the five month period ended May 31, 2007, to reflect the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing the 5.75% discount rate factor.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     An additional Supplemental Plan expense of $474,000 was recorded in the nine month period ended September 30, 2007, to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period ending May 31, 2007 as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $868,000 for the nine month period ended September 30, 2007. The amortization of the additional minimum pension liability in the 2007 and 2006 periods, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition resulted in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Note 8, herein for further information.

     In connection with the Supplemental Plan lump-sum benefit payment, the Company paid approximately $242,000 of employer Medicare taxes, which are included as a component of compensation and benefits expense in the Company's Consolidated Statement of Operations for the third quarter and nine month period ended September 30, 2007.

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $4,000 and $57,000 for the third quarter and nine months ended September 30, 2007, respectively and $0 and $55,000 for the third quarter and nine months ended September 30, 2006, respectively. All contributions are subject to maximum limitations contained in the Code.

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

     A summary of the shares repurchased pursuant to the Repurchase Plan is as follows:

                                                           Average
                                                        Price Paid
                                               Total     per Share            Total Number
                                           Number of    (including        Shares Purchased               Maximum Number
                                              Shares        broker     as Part of Publicly       Shares that may yet be
                                           Purchased   commission)         Announced Plans     Purchased under the Plan
                                     --------------- -------------  -----------------------  ---------------------------------
Beginning balance January 1, 2007.........                                     1,315,000               8,685,000

January 1, 2007 - January 31, 2007........         -           -               1,315,000               8,685,000
February 1, 2007 - February 28, 2007......         -           -               1,315,000               8,685,000
March 1, 2007 - March 31, 2007............         -           -               1,315,000               8,685,000
April 1, 2007 - April 30, 2007............   110,000       $0.48               1,425,000               8,575,000
May 1, 2007 - May 31, 2007................         -           -               1,425,000               8,575,000
June 1, 2007 - June 30, 2007..............   100,000       $0.48               1,525,000               8,475,000
July 1, 2007 - July 31, 2007..............    50,000       $0.47               1,575,000               8,425,000
August 1, 2007 - August 31, 2007..........    26,844       $0.44               1,601,844               8,398,156
September 1, 2007 - September 30, 2007....     2,302       $0.47               1,604,146               8,395,854
                                            --------
Total Jan. 1, 2007 - Sept. 30, 2007......    289,146
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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at September 30, 2007, aggregated $22,446,000 consisting principally of cash and cash equivalents of $3,204,000, investment securities of $17,041,000 and real estate owned of $2,133,000. At September 30, 2007, the Company's liabilities aggregated $917,000. Total stockholders equity was $21,529,000.

     The Company previously sponsored a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), under which only one current executive officer of the Company was the sole participant. The cost of the Supplemental Plan was previously accrued but not funded.

     In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. After May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company. See Results of Operations below for further information regarding the Supplemental Plan expense. For a further discussion of the Supplemental Plan termination and Mr. Bianco's 2007 Employment Agreement, see Part I - Item 1 - Note 10 to the Company's consolidated financial statements.

     The Supplemental Plan lump-sum benefit payment decreased the Company's cash equivalents and investment securities by approximately $16.7 million as of May 2007, which is expected to result in a significant decrease in the interest income earned by the Company beginning in June 2007. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities.

     For the nine months ended September 30, 2007, cash of $18,499,000 was used by operations, primarily due to the payment of the Supplemental Plan lump-sum benefit payment of $16,676,115, as further discussed above, and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the first nine months of 2007 were satisfied by the Company's financial resources and the receipt of investment earnings on investment securities and cash equivalents. Management believes that the Company's capital resources are sufficient to continue operations for the next twelve months.

     For the nine months ended September 30, 2006, cash of $3,680,000 was used by operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of rental income, interest income, and investment earnings.

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

     As of September 30, 2007, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of September 30, 2007, has not been impaired.

     There are no material commitments for capital expenditures as of September 30, 2007. Inflation has had no material impact on the business and operations of the Company.

     Pursuant to the Company's common stock repurchase plan (the "Repurchase Plan"), during nine months ended September 30, 2007, the Company repurchased for approximately $138,000 an aggregate of 289,146 shares of common stock from unaffiliated parties at various prices. See Part I - Item 1 - Note 11 for further details with regard to the Repurchase Plan.

     Results of Operations for the Third Quarter and Nine Months ended September 30, 2007 vs. the Third Quarter and Nine Months ended September 30, 2006

     The Company currently earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management believes that operating cash needs for the next twelve months will be met principally by the receipt of investment earnings on investment securities and cash equivalents and the Company's current financial resources. The Company's main source of revenue in 2006 was non-operating revenue consisting of investment earnings and to a lesser extent rental income earned on real estate owned.

     No rental income from real estate owned was earned for the third quarter and nine months ended September 30, 2007, as compared to $2,000 and $92,000 for the third quarter and nine months ended September 30, 2006. The decreased amounts in the 2007 periods, compared to the 2006 periods, are due to unoccupied office space currently available for lease, versus partial occupancy in the same 2006 periods.

     Compensation and benefits decreased to $535,000 in the third quarter and $2,783,000 in the nine months ended September 30, 2007, compared with $1,058,000 and $3,742,000 in respective 2006 periods. The decreases are primarily due to a decrease in the Supplemental Plan expense in the third quarter and nine month periods ended September 30, 2007, as a result of the Supplemental Plan termination as of May 31, 2007, versus the same 2006 periods as further described below.

     The Supplemental Plan expense was $0 and $868,000 for the third quarter and nine months ended September 30, 2007, respectively, compared to $513,000 and $2,023,000 for the third quarter and nine months ended September 30, 2006, respectively. As a result of the termination of the Supplemental Plan, as of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company.

     The Supplemental Plan expense reflects recognition of an expense of $0 and $394,000 for the third quarter and nine month periods ended September 30, 2007, respectively recorded to increase the Supplemental Plan liability to the present value of the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan.

     An additional Supplemental Plan expense of $474,000 in the nine months ended September 30, 2007, and $284,000 and $568,000 for the third quarter and nine month periods ended September 30, 2006, respectively was recorded to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The amortization of the additional minimum pension liability in the 2007 and 2006 periods, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. In connection with the Supplemental Plan lump-sum benefit payment, the Company paid approximately $242,000 of employer Medicare taxes, which are included as a component of compensation and benefits expense in the Company's Consolidated Statement of Operations for the nine month period ended September 30, 2007. See Part I - Item 1 - Notes 8 and 10 to the Company's consolidated financial statements for further information.

     No stock based compensation expense was recorded in the nine months ended September 30, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the third quarter and nine months ended September 30, 2006, the Company recorded $22,000 and $66,000, respectively, of compensation expense relating to stock options in accordance with SFAS 123R. For further information regarding the Company's Stock-Based Compensation, see Part I - Item 1 - Note 9 to the Company's consolidated financial statements.

     Professional and outside services decreased to $244,000 and $1,617,000 in the third quarter and nine months ended September 30, 2007, compared to $553,000 and $2,274,000 in the respective 2006 periods. The decrease in the 2007 third quarter and nine month periods as compared to the respective 2006 periods is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2007 versus 2006. The Supervisory Goodwill litigation expenses for the 2007 periods include expenses relating to the preparation of the Company's expert report on damages and depositions of the Company's and the Government's expert witnesses. The Supervisory Goodwill litigation expenses in the 2006 periods included expenses incurred in connection with discovery and preparation for the Show Cause hearing.

     Interest income in the third quarter and nine months ended September 30, 2007, decreased to $244,000 and $1,103,000, respectively, from $491,000 and $1,368,000 in the respective 2006 periods. The decrease is principally due to a lower level of cash equivalents and investments securities as a result of the Supplemental Plan lump-sum benefit payment to Mr. Bianco. The payment decreased the Company's cash equivalents and investment securities by approximately $16.7 million, resulting in a decrease in the interest income earned by the Company beginning in June 2007. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities as of September 30, 2007.

     For the third quarter and nine months ended September 30, 2007, realized gains on sales of investment securities available for sale were $26,000 and $310,000, respectively. No investment securities available for sale were sold in the third quarter and nine months ended September 30, 2006.

     The income tax provisions of $50,000 for the nine months ended September 30, 2007, and $33,000 and $66,000 the third quarter and nine months ended September 30, 2006, respectively, are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                     September 30, 2007            December 31, 2006
                                                   ======================       =========================
                                                   Carrying          Fair       Carrying             Fair
                                                      Value         Value          Value            Value
(in thousands)                                     --------         -----       --------           ------

U.S. Treasury Bills and Notes...............       $ 17,041        $ 17,057     $ 34,623         $ 34,625
                                                   ========        ========     ========         ========
Weighted average interest rate..............           4.77%                        4.65%
                                                   ========                     ========

     The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the period.

     The Company's portfolio of equity securities at December 31, 2006, had exposure to equity price risk. Equity price risk is defined as the potential loss in fair value resulting from an adverse change in prices. The equity securities were primarily in the form of preferred stock in utility companies. The equity securities were held for an indefinite period and were carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholder's equity.

     The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase and 20% decrease in market price as of the dates indicated below. The selected hypothetical changes are for illustrative purposes only and are not necessarily indicative of the best or worse case scenarios.

(In thousands)                                                         September 30,  December 31,
                                                                          2007            2006
Equity Securities Available for Sale:                                  ============   ============

Fair value........................................................               -          $1,417
                                                                       ============   ============
Hypothetical fair value at a 20% increase in market price.........               -          $1,700
                                                                       ============   ============
Hypothetical fair value at a 20% decrease in market price.........               -          $1,134
                                                                       ============   ============

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)                                                        Payment Due By Period
                                            ===================================================================

                                                      Less Than         One to         Three to        More than
                                            Total      One Year      Three Years      Five Years      Five Years
                                            -----     ---------      -----------      ----------      -----------

Operating leases.....................     $     1     $       1      $         -      $        -      $         -
                                          --------    ---------      -----------      ----------      -----------
Total obligations....................     $     1     $       1      $         -      $        -      $         -
                                          ========    =========      ===========      ==========      ===========

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

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2007. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness and accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

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


Date:  November 13, 2007