Form 10-K
period 2007-12-31
AMBASE CORP
filed 2008-03-28
CIK 20639

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

                  For the fiscal year ended December 31, 2007
                                   OR
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large Accelerated Filer Accelerated Filer Non-Accelerated Filer X Smaller Reporting Company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

     At February 29, 2008, there were 43,858,664 shares of registrant's Common Stock outstanding. At June 29, 2007 the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.47 per share, was approximately $13 million. The Common Stock constitutes registrant's only outstanding class of security.

     Portions of the registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

     The Exhibit Index is located in Part IV, Item 15, Page 48.


AmBase Corporation

Annual Report on Form 10-K
December 31, 2007
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

Item 5.       Performance Graph...................................................................................7

Item 6.       Selected Financial Data.............................................................................8

Item 7.       Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
                Operations........................................................................................8

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.........................................15

Item 8.       Financial Statements and Supplementary Data........................................................16

Item 9.       Changes  in  and  Disagreements   with  Accountants  on  Accounting  and  Financial
                Disclosure.......................................................................................45

Item 9AT.     Controls and Procedures............................................................................45

Item 9B.      Other Information..................................................................................46

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.............................................46

Item 11.      Executive Compensation.............................................................................46

Item 12.      Security   Ownership  of  Certain   Beneficial  Owners  &  Management  and  Related
                Stockholder Matters..............................................................................47

Item 13.      Certain Relationships and Related Transactions and Director Independence...........................47

Item 14.      Principal Accounting Fees and Services.............................................................47

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

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part II - Item 8 - Notes 9 and 10 to the Company's consolidated financial statements. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 6 employees at December 31, 2007.

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

     The Company is a plaintiff in a legal proceeding seeking recovery of damages for the loss of the Company's investment in Carteret. There can be no assurances of a favorable outcome for the Company in this legal proceeding.

     The Company is a plaintiff in a legal proceeding seeking recovery of damages from the United States Government for the loss of the Company's wholly owned subsidiary, Carteret Savings Bank, F.A. This legal proceeding was commenced in 1993 and will likely continue for several more years. There have been and may continue to be rulings in other "supervisory goodwill" cases which have had and/or may have adverse affects on the Company's Supervisory Goodwill proceeding. In addition, due to the extended length of time that proceedings, rulings, trial decisions and possible appeals in this matter may take, it is not possible for the Company to predict when this matter will be resolved or the likelihood of a favorable outcome.

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

     The Company may experience economic harm if any damage to the Company's property is not covered by insurance. The Company cannot be certain that the Company will be able to insure all risks that the Company desires to insure economically or that all of the Company's insurers will be financially viable if the Company makes a claim. The Company may suffer losses that are not covered under the Company's insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, the Company could lose capital invested in a property, as well as any future revenue from the property.

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

     The Company has federal income tax net operating loss ("NOL") carryforwards and other tax attributes. If the Company is unable to generate sufficient taxable income, the Company may not be able to fully realize the benefit of the NOL carryforwards.

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

     Set forth below is a list of executive officers of the Company at December 31, 2007:

Name                                    Age                            Title
====                                    ===                            ========
Richard A. Bianco                        60                            Chairman, President and
                                                                       Chief Executive Officer


John P. Ferrara                          46                            Vice President, Chief
                                                                       Financial Officer
                                                                       and Controller

Joseph R. Bianco                         63                            Treasurer

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

     Mr. J. Bianco was elected to the position of Treasurer of the Company in January 1998. He has dedicated his career to the financial services and investment industry. Prior to his employment with the Company in 1996, he worked for Merrill Lynch & Co. ("Merrill") as Vice President, responsible for Sales and Marketing in the Merrill Global Securities Clearing from 1983 to 1996. Mr. Joseph R. Bianco and Mr. Richard A. Bianco are related.

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

                                                  2007                     2006
                                           =====================    =====================
                                           High             Low     High              Low
                                           ====             ===     ====              ===
First Quarter.......................      $ 0.59          $ 0.47   $ 0.63          $ 0.52
Second Quarter......................        0.52            0.47     0.55            0.46
Third Quarter.......................        0.50            0.40     0.55            0.44
Fourth Quarter......................        0.44            0.40     0.57            0.43

     As of February 28, 2008, there were approximately 14,300 beneficial owners of the Company's Common Stock. No dividends were declared or paid on the Company's Common Stock in 2007 or 2006. The Company does not intend to declare or pay dividends in the foreseeable future.

     For information concerning the Company's stockholder rights plan, see Part II - Item 8 - Note 5 to the Company's consolidated financial statements.

     Common Stock Repurchase Plan

     In January 2002, the Company announced a common stock repurchase plan (the "Repurchase Plan") which allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.

     The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.

                                                             Average
                                                            Price Paid
                                               Total         per Share       Total Number           Maximum Number
                                             Number of      (including     Shares Purchased        Shares that may
                                              Shares         Broker      as Part of Publicly       yet be Purchased
                                             Purchased     Commissions)    Announced Plans         under the Plan
                                          --------------- -------------- -------------------       ----------------

Beginning balance January 1, 2007.........         -           -               1,315,000               8,685,000
January 1, 2007 - January 31, 2007........         -           -               1,315,000               8,685,000
February 1, 2007 - February 28, 2007......         -           -               1,315,000               8,685,000
March 1, 2007 - March 31, 2007............         -           -               1,315,000               8,685,000
April 1, 2007 - April 30, 2007............   110,000           0.48            1,425,000               8,575,000
May 1, 2007 - May 31, 2007................         -           -               1,425,000               8,575,000
June 1, 2007 - June 30, 2007..............   100,000           0.49            1,525,000               8,475,000
July 1, 2007 - July 31, 2007..............    50,000           0.48            1,575,000               8,525,000
August 1, 2007 - August 31, 2007..........    26,844           0.44            1,601,844               8,398,156
September 1, 2007 - September 30, 2007....     2,302           0.47            1,604,146               8,395,854
October 1, 2007 - October 31, 2007........   214,509           0.43            1,818,655               8,181,345
November 1, 2007 - November 30, 2007......   450,900           0.43            2,269,555               7,730,445
December 1, 2007 - December 31, 2007......   155,300           0.42            2,424,855               7,575,145
                                        ------------
Total....................................  1,109,855
                                        ============

     During January, 2008, the Company repurchased an aggregate of 189,100 shares of common stock from unaffiliated parties at a purchase price, including broker commissions, of $0.43 per share pursuant to the Company's Repurchase Plan.

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




































                                                        December 31

   Company/Index           2002            2003            2004             2005            2006            2007
--------------------- --------------- --------------- ---------------- --------------- --------------- ---------------
AmBase Corporation
                              100.00           73.86            87.50           59.66           56.82           45.45
--------------------- --------------- --------------- ---------------- --------------- --------------- ---------------
S&P 500
Index                         100.00          128.68           142.69          149.70          173.34          182.86
--------------------- --------------- --------------- ---------------- --------------- --------------- ---------------
S&P 500 Financials
Index                         100.00          131.03           145.30          154.71          184.41          150.05
--------------------- --------------- --------------- ---------------- --------------- --------------- ---------------

ITEM 6.       SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with the Company's consolidated financial statements included in Part II - Item 8 of this Form 10-K. The consolidated statements of operations for the periods ended prior to the July 2005 sale of Two Soundview were retroactively reclassified to reflect the operations as discontinued operations.

                                                                        Years ended December 31
                                                  =================================================================
(in thousands, except per share data)                 2007           2006         2005 (a)     2004            2003
                                                      ====           ====         ====         ====            ====
Operating revenue ..........................      $      -       $     92     $    170      $   176         $   320
Interest income.............................         1,305          1,846        1,034          505             334
                                                  ========       ========     ========      =======         =======
Loss from continuing operations.............      $ (3,936)      $ (5,463)    $ (5,519)     $(4,696)        $(5,102)
Income from discontinued operations.........             -              -       10,647        1,345           1,543
                                                  --------       --------     -------       --------        -------
Net income (loss)..........................       $ (3,936)      $ (5,463)    $  5,128      $(3,351)        $(3,559)
                                                  =======        ========     ========      ========        =======
Loss from continuing operations - Basic.....      $ (0.09)       $  (0.12)    $  (0.12)     $ (0.10)        $ (0.11)
Income from discontinued operations - Basic.            -               -         0.23         0.03            0.03
                                                  --------       --------     --------      -------         -------
Net income (loss) per common share - Basic..      $ (0.09)       $  (0.12)    $   0.11      $ (0.07)        $ (0.08)
                                                  =======        ========     ========      =======         =======
Dividends ..................................            -               -            -            -               -
                                                  =======        ========     ========      =======         =======
Total assets................................      $21,559        $ 42,148     $ 45,883      $40,860         $41,668
Total stockholders' equity..................       20,578          24,667       29,682       25,574          29,367
                                                  =======        ========     ========      =======         =======

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

FINANCIAL CONDITION AND LIQUIDITY

     The Company's assets at December 31, 2007, aggregated $21,559,000, consisting principally of cash and cash equivalents of $2,894,000, investment securities of $16,313,000 and real estate owned of $2,120,000. At December 31, 2007, the Company's liabilities aggregated $981,000. Total stockholders' equity was $20,578,000.

     Other assets at December 31, 2006 of $1,336,000 consisted principally of a $1,201,000 interest refund due from the Internal Revenue Service ("IRS"), which was received by the Company in January 2007. This amount was recorded as other income in the accompanying consolidated Statement of Operations for the year ending December 31, 2006. See Results of Operations - Continuing Operation, below for further information.

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

     For the year ended December 31, 2007, cash of $19,116,000 was used by continuing operations, primarily due to the payment of the Supplemental Plan lump-sum benefit payment of $16,676,115, as further discussed above and to a lesser extent the payment of operating expenses and prior year accruals, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2007 were principally satisfied by the Company's financial resources and the receipt of investment earnings on investment securities and cash equivalents. Management believes that the Company's capital resources are sufficient to continue operations for the next twelve months.

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

     For the year ended December 31, 2005, cash of $5,144,000 was used by continuing operations, including the payment of operating expenses and prior year accruals, partially offset by the receipt of rental income, interest income and investment earnings. The cash needs of the Company for 2005 were principally satisfied by rental income and investment earnings received on investment securities and cash equivalents and the Company's financial resources. During July 2005, the Company received $27,442,000 of net cash proceeds from the sale of Two Soundview as further discussed in Part II - Item 8 - Note 13.

     Real estate owned consists of a commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of December 31, 2007, has not been impaired.

     See Part II - Item 8 - Note 13 for further information concerning the sale of the Company's 38,000 square foot building in July 2005. A gain from the sale, of approximately $10.3 million, is reflected in the Company's Statement of Operations for the year ending December 31, 2005.

     Pursuant to the Company's Repurchase Plan, the Company repurchased, from unaffiliated parties, an aggregate of 1,109,855 shares of common stock during the year ended December 31, 2007, at various dates, at market prices at their time of purchase for an aggregate cost of $489,000. See Part II - Item 8 - Note 5 for further details with regard to the Company's purchases of common stock pursuant to its common stock repurchase plan. There are no material commitments for capital expenditures as of December 31, 2007. Inflation has had no material impact on the business and operations of the Company.

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

RESULTS OF OPERATIONS

Continuing Operations

     In 2007, the Company earned non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents; the Company had no operating revenue in 2007. The Company's management expects that operating cash needs for the next twelve months is currently anticipated to be met principally by the receipt of investment earnings on investment securities and cash equivalents, and the Company's current financial resources. The Company's main source of operating revenue in 2006 and 2005 was rental income earned on real estate owned.

     The Company recorded a loss from continuing operations of $3,936,000 or $0.09 per share for the year ended December 31, 2007; $5,463,000 or $0.12 per share for the year ended December 31, 2006; and $5,519,000 or $0.12 per share for the year ended December 31, 2005.

     No rental income was earned by the Company in 2007. Rental income from real estate owned in 2006 and 2005 relates to the Company's remaining property and was $92,000 in 2006 compared to $170,000 in 2005. The decreased amounts in the 2007 period, compared to the 2006 period, is due to unoccupied office space currently available for lease, versus partial occupancy in the same 2006 period. The decreased amount of $92,000 in 2006, compared to $170,000 in 2005, is principally the result of a decrease in rental income received in 2006 compared to 2005 due to unoccupied office space during the last half of 2006, versus occupancy in 2005.

     Compensation and benefits decreased to $2,911,000 in 2007 from $4,778,000 in 2006, and from $4,212,000 in 2005. Included in compensation and benefits is an accrual for the Supplemental Plan of $868,000 for 2007, $2,539,000 for 2006, and $2,087,000 for 2005. The decrease in compensation and benefits in 2007 compared to 2006 and 2005 is primarily due to the significant decrease in the Supplemental Plan expense in 2007, as a result of the Supplemental Plan termination as of May 31, 2007, as further described below and to a lesser extent, a lower level of incentive compensation accruals in 2007.

     As a result of the termination of the Supplemental Plan, after May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company. The increase in compensation and benefits in 2006 versus 2005 is principally due to a $452,000 increase in the Supplemental Plan accrual as discussed below, and to a lesser extent, an increase resulting from the recognition of stock option expense of $88,000 in 2006, in accordance with the recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"). The Supplemental Plan expense reflects recognition of an expense of $394,000 for the year ended December 31, 2007, recorded to increase the Supplemental Plan liability to the present value of the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan.

     An additional Supplemental Plan expense of $474,000 in the year ended December 31, 2007, and $852,000 for the year ended December 31, 2006 was recorded to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The amortization of the additional minimum pension liability in the 2007 and 2006 periods, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity. In connection with the Supplemental Plan lump-sum benefit payment, the Company paid approximately $242,000 of employer Medicare taxes, which are included as a component of compensation and benefits expense in the Company's Consolidated Statement of Operations for the year ended December 31, 2007. See Part II - Item 8 - Notes 6 and 7 to the Company's consolidated financial statements for further information.

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

     The Company adopted SFAS 123R effective on January 1, 2006. In accordance with SFAS 123R, the Company has applied the "modified prospective" method in which compensation cost for stock options is recognized beginning with the effective date. No stock based compensation expense was recorded for the year ended December 31, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the year ended December 31, 2006, the Company recorded $88,000 of compensation expense relating to stock options. In accordance with the "modified prospective" method, no compensation expense relating to stock options was recorded for the year ended December 31, 2005. For further information regarding the Company's adoption of SFAS 123R and its impact on the Company's financial statements, see Part II - Item 8 - Note 8 to the Company's consolidated financial statements.

     Professional and outside services decreased to $2,195,000 in 2007 from $2,655,000 in 2006 and from $2,003,000 in 2005. The decrease in the 2007 period to $2,195,000 from $2,655,000 in 2006 is principally the result of a lower level of legal fees in 2007, relating to the Supervisory Goodwill litigation and to a lesser extent, a lower level of other corporate professional fees. During 2007, Supervisory Goodwill fees were principally attributable to expert report preparation costs, expert depositions of the Company's and the Government's witnesses and overall trial preparations costs in anticipation of the February 2008 Supervisory Goodwill trial. The increase in the 2006 period of $2,655,000 from $2,003,000 in 2005 is principally the result of higher legal fees relating to the Supervisory Goodwill litigation as a result of discovery, brief preparation and expert's reports relating to the Show Cause hearing and to a lesser extent, other corporate professional fees. See Part II - Item 8 - Note 10 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill litigation proceedings.

     Property operating and maintenance expenses were $122,000 in 2007, $123,000 in 2006, and $124,000 in 2005. Although the 2007 property operating and maintenance expenses includes increased utility costs, the overall expense amount was in line with prior years as a result of overall cost reduction measures.

     Interest income was $1,305,000 in 2007,  $1,846,000 in 2006, and $1,034,000
in 2005. The decrease in 2007 compared to 2006 is principally due to a lower level of cash equivalents and investments securities as a result of the Supplemental Plan lump-sum benefit payment, as further described in Part I -
Item 1, Note 7 to the Company's consolidated financial statements offset slightly by an increased yield on investments due to rising interest rates. The payment decreased the Company's cash equivalents and investment securities by approximately $16.7 million, resulting in a decrease in the interest income earned by the Company beginning in June 2007. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities. The increase in 2006 compared to 2005 is principally due to an increase in the aggregate amount of cash equivalents and investment securities invested for the full year of 2006, as a result of the cash proceeds received in connection with the July 2005 sale of real estate owned, and to a lesser extent, an increased yield on investments due to rising interest rates.

     During 2007, 2006, and 2005 realized gains on sales of investment securities available for sale were $310,000, $45,000, and $20,000 respectively. The increase in 2007 is the result of a higher level of investment securities available for sale and realization of gains on sales due to market appreciation.

     Other expense of $1,100,000 for 2006 is attributable to a payment in October 2006 for the settlement of potential claims by two stockholders of the Company as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Other income of $400,000 for the year ended December 31, 2006, is attributable to receipt of insurance proceeds received in connection with the settlement of those claims. The net cost to the Company for the settlement of the matter was approximately $700,000.

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

     As noted above, during the year ended December 31, 2006, the Company recorded various amounts of other non-recurring other income and other expense from various sources and matters. The net aggregate amount of these non-recurring items resulted in the recognition of other income of $573,000, for the year ended December 31, 2006.

     The income tax provisions of $50,000 for the year 2007 and $132,000 for the year ended December 31, 2006, are attributable to a provision for a minimum tax on capital to the state of Connecticut. The income tax provision for continuing operations of $95,000 for the year ending December 31, 2005, is attributable to a provision for a minimum tax on capital to the state of Connecticut. The Company utilized net operating loss ("NOL") carryforwards and alternative minimum tax ("AMT") NOL carryforwards which were available to offset taxable income generated from the sale of Two Soundview as discussed in Part II - Item 8
- Notes 9 and 13 to the Company's consolidated financial statements. Due to limitations on the amount of NOL carryforwards that can be utilized against taxable income, the income tax provision of $400,000 for discontinued operations for the year ended December 31, 2005, is attributable to a provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes.

     A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

Discontinued Operations

     As further discussed in Part II - Item 8 - Note 13 to the Company's consolidated financial statements, the Company sold Two Soundview in July 2005. The sale price was $28,000,000 less normal real estate closing costs and adjustments. A gain from the sale of $10,298,000 is reflected in the Company's financial statements for the year ended December 31, 2005.

     Income from discontinued operations before gain on disposition was $749,000 for the year ended December 31, 2005, which reflects the results of operations for Two Soundview for the period through July 15, 2005 (date of sale).

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS
(in thousands)                                                            Payment Due By Period
                                                 =============================================================

                                                               Less Than      One to      Three to     More than
                                                  Total          One Year   Three Years  Five Years   Five Years
                                                 -------       ----------   -----------  ----------   ----------
Operating leases...............................  $    41       $       14    $       27  $        -   $        -
                                                 -------       ----------    ----------  ----------   ----------
Total obligations..............................  $    41       $       14    $       27  $        -   $        -
                                                 =======       ==========    ==========  ==========   ==========

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

     Deferred Tax Assets: As of December 31, 2007, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $32 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.

New Accounting Pronouncements

     Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, - an interpretation of FASB Statement 109," ("FIN 48"). FIN 48 applies to all "tax positions" accounted for under FASB Statement No. 109. FIN 48 refers to "tax positions" as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the Company's consolidated financial statements.

     In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS157"). SFAS No. 157, which is effective for the Company in 2008, defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company is currently evaluating the potential impact of adopting SFAS No. 157.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. As required, the Company adopted SFAS 158 as of December 31, 2006. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. In accordance with the Supplemental Plan Amendment, as previously adopted, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. After May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company. Accordingly, because of the termination of the Supplemental Plan the adoption of SFAS 158 did not have a material effect on the Company's consolidated financial statements. See Note 7 herein for further information.

Cautionary Statement for Forward-Looking Information

     This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earning, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in this Annual Report and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) risks inherent in the real estate business, including, but not limited to, tenant defaults, changes in occupancy rates or real estate values, (v) changes in regulatory requirements which could affect the cost of doing business, (vi) general economic conditions, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) changes in federal and state tax laws, and (ix) risks arising from unfavorable decisions in the Company's current material litigation matters, or unfavorable decisions in other supervisory goodwill cases.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments at December 31, 2007 and 2006, with maturity dates of less than one year consist of the following:

                                                                     2007                     2006
(in thousands)                                              =====================      =================
                                                            Carrying        Fair       Carrying     Fair
                                                             Value          Value        Value      Value
                                                            -----------    ------      ---------   -------
U.S. Treasury Bills and Notes........................        $16,313       $16,329     $34,623     $34,625
                                                             =======       =======     =======     =======
Weighted average interest rate.......................           4.77%                     4.65%
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

(in thousands)
                                                                        12/31/2007       12/31/2006
Equity Securities Available for Sale:                                   ==========       ==========

Fair value...........................................................   $        -       $    1,417
                                                                        ==========       ==========
Hypothetical fair value at a 20% increase in market price............   $        -       $    1,700
                                                                        ==========       ==========
Hypothetical fair value at a 20% decrease in market price............   $        -       $    1,134
                                                                        ==========       ==========

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                REPORT OF UHY LLP
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AmBase Corporation

     We have  audited  the  accompanying  consolidated  balance  sheet of AmBase
Corporation and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity, comprehensive (loss) income, and cash flows for the year then ended. Our audit also included the financial statement schedule for 2007. The Company's management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmBase Corporation and subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 included under Item 9A(T) under the caption "Management's Annual Report on Internal Control Over Financial Reporting" and accordingly we do not express an opinion thereon.

/s/ UHY LLP
New Haven, CT
March 27, 2008

                      REPORT OF PRICEWATERHOUSECOOPERS LLP
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AmBase Corporation

     In our opinion, the accompanying consolidated balance sheet listed in the index appearing under Item 15(a) (1) and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of AmBase Corporation and its subsidiaries at December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 27, 2007

                           AMBASE CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                 Years Ended December 31
(in thousands, except per share data)                                       2007             2006              2005
                                                                            ====             ====              ====
Revenues:
Rental income.................................................       $         -      $        92           $   170

Operating expenses:
Compensation and benefits.....................................             2,911            4,778             4,212
Professional and outside services.............................             2,195            2,655             2,003
Property operating and maintenance............................               122              123               124
Depreciation..................................................                51               51                51
Insurance.....................................................                79               80                79
Other operating...............................................               143              200               179
                                                                     -----------      -----------           -------
                                                                           5,501            7,887             6,648
                                                                     -----------      -----------           -------
Operating loss................................................            (5,501)          (7,795)           (6,478)
                                                                     -----------      -----------           -------
Interest income...............................................             1,305            1,846             1,034
Other expense, claims settlement..............................                 -           (1,100)                -
Other income, insurance recovery..............................                 -              400                 -
Realized gains on sales of investment securities, net.........               310               45                20
Other income..................................................                 -            1,273                 -
                                                                     -----------      -----------           -------
Loss from continuing operations before income taxes...........            (3,886)          (5,331)           (5,424)
Income tax expense on continuing operations...................               (50)            (132)              (95)
                                                                     -----------      -----------           -------
Loss from continuing operations...............................            (3,936)          (5,463)           (5,519)
                                                                     -----------      -----------           -------
Income from discontinued operations...........................                 -                -               749
Gain on disposition...........................................                 -                -            10,298
Income tax expense on discontinued operations.................                 -                -              (400)
                                                                     -----------      -----------           -------
Income from discontinued operations...........................                 -                -            10,647
                                                                     -----------      -----------           -------
Net income (loss).............................................       $    (3,936)     $    (5,463)          $ 5,128
                                                                     ===========      ===========           =======
Per share data:
Basic:
Loss from continuing operations...............................       $     (0.09)     $     (0.12)          $ (0.12)
Income from discontinued operations...........................                 -                -              0.23
                                                                     -----------      -----------           -------
Net income (loss) attributable to common stockholders.........       $     (0.09)     $     (0.12)          $  0.11
                                                                     ===========      ===========           =======
Assuming dilution:
Loss from continuing operations...............................       $     (0.09)     $     (0.12)          $ (0.12)
Income from discontinued operations...........................                 -                -              0.23
                                                                     -----------      -----------           -------
Net income (loss) attributable to common stockholders.........             (0.09)          (0.12)              0.11
                                                                     ===========      ===========           =======
Weighted average common shares outstanding:
Basic.........................................................            44,691           45,327            46,234
                                                                     ===========      ===========           =======
Assuming dilution.............................................            44,691           45,327            46,234
                                                                     ===========      ===========           =======

     The accompanying notes are an integral part of these consolidated financial statements.

                                          AMBASE CORPORATION AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                                  December 31
(in thousands, except for share and per share amounts)                                       2007              2006
                                                                                             ====              ====
Assets:
Cash and cash equivalents.......................................................      $     2,894       $     2,601
Investment securities:
    Held to maturity (market value $16,329 and $34,625, respectively)...........           16,313            34,623
    Available for sale, carried at fair value...................................                -             1,417
                                                                                      -----------        ----------
Total investment securities.....................................................           16,313            36,040
                                                                                      -----------        ----------
Real estate owned:
    Land........................................................................              554               554
    Buildings...................................................................            1,900             1,900
                                                                                      -----------        ----------
                                                                                            2,454             2,454
    Accumulated depreciation ...................................................             (334)             (283)
                                                                                      -----------        ----------
Real estate owned, net..........................................................            2,120             2,171
                                                                                      -----------        ----------
Other assets....................................................................              232             1,336
                                                                                      -----------        ----------
Total assets....................................................................      $    21,559        $   42,148
                                                                                      ===========        ==========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities........................................      $       962        $    1,171
Supplemental retirement plan....................................................                -            16,282
Other liabilities...............................................................               19                28
                                                                                      -----------        ----------
Total liabilities...............................................................              981            17,481
                                                                                      -----------        ----------
Commitments and contingencies (Note 10).........................................
Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued
   and 43,858,664 outstanding in 2007 and 44,968,519 outstanding in 2006).......              464               464
Additional paid-in capital......................................................          548,044           548,044
Accumulated other comprehensive loss............................................                -              (336)
Accumulated deficit.............................................................         (526,057)         (522,121)
Treasury stock, at cost - 2,551,343 and 1,441,488 shares, respectively..........           (1,873)           (1,384)
                                                                                      -----------        ----------
Total stockholders' equity......................................................           20,578            24,667
                                                                                      -----------        ----------
Total liabilities and stockholders' equity......................................      $    21,559        $   42,148
                                                                                      ===========        ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Changes in Stockholders' Equity

                                            Additional    Accumulated other
(in thousands)                  Common        paid-in       comprehensive        Accumulated     Treasury
                                stock         capital       income (loss)          deficit         stock       Total
                                ======      ==========    ==================     ===========     ========      =====
December 31, 2004............  $   464      $  547,956     $          (375)      $  (521,786)    $   (685)     $25,574
Net income...................        -               -                   -             5,128            -        5,128
Other comprehensiveloss......        -               -              (1,020)                -            -       (1,020)
                               -------      ----------     ---------------       -----------     --------      -------
December 31, 2005............      464         547,956              (1,395)         (516,658)        (685)      29,682
                               -------      ----------     ---------------       -----------     --------      -------
Net loss.....................        -               -                   -             (5,463)          -       (5,463)
Stock-based compensation.....        -              88                   -                  -           -           88
Common stock  repurchased....        -               -                   -                  -        (699)        (699)
Other comprehensive income...        -               -               1,059                  -           -        1,059
                               -------      ----------     ---------------       ------------    ---------     -------
December 31, 2006............      464         548,044                (336)          (522,121)      (1,384)     24,667
                               -------      ----------     ---------------       ------------    ---------     -------
Net loss.....................        -               -                   -             (3,936)           -      (3,936)
Common stock repurchased.....        -               -                   -                  -         (489)       (489)
Other comprehensive income...        -               -                 336                  -            -         336
                               -------      ----------     ---------------       ------------    ---------     -------
December 31, 2007............  $   464      $  548,044     $             -       $   (526,057)   $  (1,873)    $20,578
                               =======      ==========     ===============       ============    =========     =======

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Comprehensive Income (Loss)
                             Years Ended December 31
                                 (in thousands)
                                                                                         2007           2006           2005
                                                                                        ======         ======         ======
Net income (loss)..........................................................          $  (3,936)     $  (5,463)     $   5,128

Minimum pension liability adjustment, net of tax effect of $0..............                474            852           (914)

Unrealized holding gains (losses) on investment securities - available for sale,
       net of tax effect of $0.............................................               (138)           207           (106)
                                                                                     ---------      ---------      ---------
Comprehensive income (loss)................................................          $  (3,600)     $  (4,404)     $   4,108
                                                                                     =========      =========      =========

     The accompanying notes are an integral part of these consolidated financial statements.


                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             Years Ended December 31
(in thousands)                                                                       2007             2006           2005
                                                                                     ====             ====           ====
Cash flows from operating activities:
Net income (loss)........................................................         $ (3,936)        $  (5,463)     $  5,128
Adjustments to reconcile net income (loss) to net cash used
     by operations:
Accretion of discount - investment securities............................              (34)              (53)         (575)
Depreciation and amortization............................................               51                51            51
Realized gains on sales of investment securities available for sale......             (310)              (45)          (20)
Stock-based compensation expense.........................................                -                88             -
Amortization of minimum pension liability................................              474               852             -
Changes in other assets and liabilities:
    Accrued interest receivable..........................................              125               (33)            -
    Accounts receivable..................................................                -                 -             1
    Other assets.........................................................            1,014            (1,197)          426
    Accounts payable and accrued liabilities.............................             (209)             (397)           73
    Payment of Supplemental Plan lump-sum benefit........................          (16,676)                -             -
    Supplemental Plan and other liabilities..............................              387             1,677           233
Discontinued operations:
    Gain from sale of discontinued operations...........................                 -                 -       (10,298)
    Depreciation and amortization related to discontinued operations....                 -                 -           140
    Changes in other assets and liabilities of discontinued operations..                 -                 -          (305)
Other, net...............................................................               (2)                1             2
                                                                                  --------         ---------      --------
Net cash used by operating activities...................................           (19,116)           (4,519)       (5,144)
                                                                                  --------         ---------      --------
Cash flows from investing activities:
Maturities of investment securities - held to maturity...................           59,164           106,561        81,627
Purchases of investment securities - held to maturity....................          (40,855)         (102,158)     (111,493)
Purchases of investment securities - available for sale..................              (31)                -          (252)
Sales of investment securities - available for sale......................            1,620               564           548
Proceeds from sale of real estate owned..................................                -                 -        27,442
                                                                                  --------         ---------      --------
Net cash provided (used) by investing activities.........................           19,898             4,967        (2,128)
                                                                                  --------         ---------      --------
Cash flows from financing activities:
Common stock repurchased.................................................             (489)             (699)            -
                                                                                  --------         ---------      --------
Net cash used by financing activities....................................             (489)             (699)            -
                                                                                  --------         ---------      --------
Net change in cash and cash equivalents..................................              293              (251)       (7,272)
Cash and cash equivalents at beginning of year...........................            2,601             2,852        10,124
                                                                                  --------         ---------      --------
Cash and cash equivalents at end of year.................................         $  2,894         $   2,601      $  2,852
                                                                                  ========         =========      ========
Supplemental cash flow disclosure:
Income taxes paid........................................................         $     83         $     492      $    100
                                                                                  ========         =========      ========

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

     The Company currently earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Notes 9 and 10. The Company's main source of operating revenue in 2006 and 2005 was rental income earned on real estate owned.

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

Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

Principles of consolidation

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

Investment securities

     Securities that the Company has both the positive intent and ability to hold to maturity are classified as investment securities - held to maturity and are carried at amortized cost. Investment securities - available for sale, were those securities that could be sold prior to maturity, were carried at fair value, with any net unrealized gains or losses reported in a separate component of other comprehensive income (loss), net of taxes.

     Interest and dividends on investment securities are recognized when earned. Realized gains and losses on the sale of investment securities - available for sale are calculated using an average cost basis for determining the cost basis of the securities. The fair value of publicly traded investment securities is determined by reference to current market quotations.

     The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair market value and the amount of the write down is included in the operations.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Income taxes

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

Earnings per share

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

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," ("SFAS 123R"), using the modified prospective approach and therefore has not restated results for prior periods. Under this method, stock-based compensation expense for the years ended December 31, 2007 and December 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS123"). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years. See Note 8 herein for a further discussion of stock-based compensation.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     No stock based compensation expense was recorded in 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the year ended December 31, 2006, the Company recorded compensation expense of $88,000 relating to unvested stock options. Compensation expense relating to stock options is recorded in the consolidated statement of operations, with a corresponding increase to additional paid in capital in the statement of stockholders' equity. Prior to 2006, as permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25's intrinsic value method and recognized no compensation cost for employee stock options in prior years. Had the Company adopted SFAS 123R in the prior period, the impact of that standard would have approximated the impact of SFAS 123 in the disclosure of pro-forma net income and earnings per share described as follows:

(in thousands, except per share data)
                                                                                                  2005
Net income                                                                                   =========
As reported.......................................................................           $    5,128
Deduct: pro forma stock based compensation expense for
    stock options pursuant to Statement 123.......................................                 (126)
                                                                                             ----------
Pro forma.........................................................................           $    5,002
                                                                                             ==========
Net income per common share
Basic - as reported...............................................................           $     0.11
Basic - pro forma.................................................................                 0.11
Assuming dilution - as reported...................................................                 0.11
Assuming dilution - pro forma ....................................................                 0.11
                                                                                             ==========

Deferred rent receivable and revenue recognition

     The Company previously earned rental income under operating leases with tenants. Minimum lease rentals were recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized the straight-line method and the contractual lease payment terms, if any, was recorded as deferred rent receivable or payable and was included in other assets or other liabilities on the Consolidated Balance Sheets, as applicable. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses were recognized pursuant to the tenant's lease when earned and due from tenants.

Property operating and maintenance

     Property operating and maintenance expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses, were not reduced by amounts reimbursed by tenants pursuant to lease agreements.

Depreciation

     Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements if any, would be typically depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.

Liquidity

     The Company's management currently anticipates that operating cash needs for the next twelve months will be met principally by the receipt of investment earnings on investment securities and cash equivalents, and the Company's current financial resources.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

New Accounting Pronouncements

     Effective January 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109," ("FIN 48"). FIN 48 applies to all "tax positions" accounted for under FASB Statement No. 109. FIN 48 refers to "tax positions" as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no effect on the Company's consolidated financial statements.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of SFAS No. 87, 88, 106 and 132R" ("SFAS 158"). SFAS 158 requires an employer to (i) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (ii) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (iii) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. As required the Company adapted SFAS 158 as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. In accordance with the Supplemental Plan Amendment, as previously adopted, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company's available financial resources. After May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company. Accordingly, because of the termination of the Supplemental Plan the adoption of SFAS 158 did not have a material effect on the Company's consolidated financial statements. See Note 7 herein for further information.

                       AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

Note 3 - Investment Securities

     Investment securities - held to maturity consist of U.S. Treasury Bills and a U.S. Treasury Note with original maturities of three months or more and are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

     Investment securities - available for sale, at December 31, 2007, consisted of investments in equity securities held for an indefinite period and were carried at fair value with net unrealized gains and losses recorded directly in a separate component of stockholders' equity.

     Investment securities at December 31 consist of the following:

                                                  2007                                       2006
                              =========================================       ===============================================
                                               Cost or                                          Cost or
                              Carrying        Amortized           Fair        Carrying         Amortized           Fair
(in thousands)                   Value             Cost          Value           Value              Cost          Value
                                ======         ========          =====          ======          ========          =====
Held to Maturity:
    U.S. Treasury Bills......$  16,313         $ 16,313       $ 16,329       $  18,187         $  18,187    $    18,196
    U.S. Treasury Note.......        -                -              -          16,436            16,436         16,429
                              --------         --------       --------       ---------         ---------    -----------
                                16,313           16,313         16,329          34,623            34,623         34,625
Available for Sale:
     Equity Securities.......        -                -              -           1,417             1,279          1,417
                              --------         --------       --------       ---------         ---------    -----------
                             $  16,313         $ 16,313       $ 16,329       $  36,040         $  35,902    $    36,042
                             =========         ========       ========       ========          =========    ===========

     The gross unrealized gains (losses) on investment securities at December 31, consist of the following:

(in thousands)                                                                                 2007                2006
                                                                                               ====                ====
Held to Maturity:
Gross unrealized gains..............................................................        $    17               $   9
                                                                                            =======               =====
Gross unrealized losses............................................................         $    (1)              $  (7)
                                                                                            =======               =====
Available for Sale:
Gross unrealized gains..............................................................        $     -               $ 138
                                                                                            =======               =====
Gross unrealized losses.............................................................        $     -               $   -
                                                                                            =======               =====

     Realized gain on the sales of investment securities available for sale follow:

(in thousands)
                                                                       2007                  2006                  2005
                                                                      =======              =======               ======
Net sale proceeds..............................................       $ 1,620              $   564               $  548
Cost basis.....................................................        (1,310)                (519)                (528)
                                                                      -------              -------               ------
Realized gain..................................................       $   310              $    45               $   20
                                                                      =======              =======               ======

                       AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)


Note 4 - Earnings Per Share

     The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

(in thousands, except per share data)                                  2007                2006                     2005
                                                                      =======             =======                 ======

Loss from continuing operations...............................        $(3,936)            $ (5,463)             $(5,519)
                                                                      =======             ========              =======

Weighted average common shares outstanding ...................         44,691               45,327               46,234

Effect of Dilutive Securities:
Assumed stock option exercise.................................             -                     -                    -
                                                                      -------             --------              -------
Weighted average common shares outstanding assuming dilution..         44,691               45,327               46,234
                                                                      =======             ========              =======
Loss from continuing operations per common share:
Basic.........................................................        $ (0.09)            $  (0.12)             $ (0.12)
Assuming dilution.............................................          (0.09)               (0.12)               (0.12)
                                                                      =======             ========              =======

     Options to purchase common stock of 876,000 shares in 2007, 1,240,000 shares in 2006 and 1,440,000 shares in 2005 were excluded from the computation of diluted earnings per share because they were antidilutive in the computation of earnings per share from continuing operations.

Note 5 - Stockholders' Equity

     Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

     Changes in the outstanding shares of Common Stock of the Company are as follows:

                                                                    2007               2006                  2005
                                                                ==========          ==========            ==========
Balance at beginning of year.................................   44,968,519          46,233,519            46,233,519

Common shares repurchased....................................   (1,109,855)         (1,265,000)                    -
                                                                ----------          ----------            ----------
Balance at end of year.......................................   43,858,664          44,968,519            46,233,519
                                                                ==========          ==========            ==========

     Common stock balances exclude treasury shares as of December 31, as follows:

                                                                   2007                2006                   2005
                                                                ==========          ==========              ========
Treasury shares..............................................    2,551,343           1,441,488               176,488
                                                                ==========          ==========              ========
Aggregate dollar value of treasury shares....................   $1,873,000          $1,384,000              $685,000
                                                                ==========          ==========              ========
Average cost per treasury share..............................        $0.73               $0.96                 $3.88
                                                                ==========          ==========              ========

                       AMBASE CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

     At December 31, 2007, there were 5,110,000 common shares reserved for issuance under the Company's stock option and other employee benefit plans.

Stockholder Rights Plan

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

     During the year 2007, the Company repurchased an aggregate of 1,109,855 shares of common stock from unaffiliated parties, at various dates, at market prices at their time of purchase for an aggregate cost, including broker commissions of $489,000, pursuant to the Repurchase Plan.

     During January, 2008, the Company repurchased an aggregate of 189,100 shares of common stock from unaffiliated parties at a purchase price, including broker commissions, of $0.43 per share pursuant to the Company's Repurchase Plan.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Note 6 - Comprehensive Income (Loss)

     Components of other accumulated comprehensive income (loss), for the year ended December 31 follow:

(in thousands)                                      2007                                         2006
                               ==========================================       =========================================
                              Minimum       Unrealized       Accumulated       Minimum      Unrealized        Accumulated
                              Pension      Gains (Losses)      Other           Pension     Gains (Losses)        Other
                              Liability    on Investment    Comprehensive      Liability   on Investment     Comprehensive
                              Adjustment    Securities      Income (Loss)      Adjustment   Securities       Income (Loss)
                              ==========   =============    =============      ==========  =============     =============
Balance beginning of period...$    (474)   $        138     $       (336)      $  (1,326)  $       (69)      $     (1,395)
Reclassification adjustment for
  gains realized in net loss..        -            (211)            (211)              -            32                 32
Change during the period......      474              73              547             852           175              1,027
                               --------    ------------     ------------       ---------   -----------       ------------
Balance end of period......... $      -    $          -     $          -       $    (474)  $       138       $       (336)
                               ========    ===========      ============       =========   ===========       ============

(in thousands)                                      2005
                               ==========================================
                               Minimum      Unrealized       Accumulated
                               Pension       Gains on          Other
                               Liability    Investment      Comprehensive
                               Adjustment   Securities      Income (Loss)
                               ==========   ==========      =============
Balance beginning of period....$     (412)  $       37      $        (375)
Reclassification adjustment for
  gains realized in net loss...         -           (5)                (5)
Change during the period.......$     (914)        (101)            (1,015)
                               ----------   ----------      -------------
Balance end of period..........$   (1,326)  $      (69)     $      (1,395)
                               ==========   ==========      =============

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

     Based on the 2007 Employment Agreement and the amendment of the Supplemental Plan as previously adopted in March 2006, each as described above, the Company revised the calculation of the Supplemental Plan liability to reflect a 5.75% discount rate as of April 1, 2006, as set forth in the agreements. The Supplemental Plan liability was increased by an expense of $394,000 in the full year period ended December 31, 2007, to reflect the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing the 5.75% discount rate factor.

                       AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

     An additional Supplemental Plan expense of $474,000 was recorded in the full year period ended December 31, 2007, to fully amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period ending May 31, 2007 as an additional Supplemental Plan expense of $284,000 per quarter. This resulted in an aggregate Supplemental Plan expense of $474,000 for the full year period ended December 31, 2007. The amortization of the additional minimum pension liability in the 2007 and 2006 periods, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition resulted in an increase in one component and a corresponding decrease in another component of stockholders' equity. See Part I - Item 1 - Note 8, herein for further information.

     In connection with the Supplemental Plan lump-sum benefit payment, the Company paid approximately $242,000 of employer Medicare taxes, which are included as a component of compensation and benefits expense in the Company's Consolidated Statement of Operations for the full year period ended December 31, 2007.

     Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)                                                             2007                2006               2005
                                                                         ========            ========           ========
Interest cost on projected benefit obligation.................           $    394            $  1,224           $    769
Amortization of minimum pension liability.....................                474                 852                  -
Service cost of current period................................                  -                 463              1,031
Amortization of unrecognized losses...........................                  -                   -                287
                                                                         --------            --------           --------
                                                                         $    868            $  2,539           $  2,087
                                                                         ========            ========           ========

     A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year for 2007 and 2006 is as follows:

(in thousands)                                                                               2007                  2006
                                                                                           ========              ========
Projected benefit obligation at beginning of year...................................       $16,282               $ 14,595
Service cost........................................................................             -                    463
Interest cost.......................................................................           394                  1,224
Lump-sum benefit payment............................................................       (16,676)                     -
                                                                                           -------               --------
Projected benefit obligation at end of year.........................................       $     -               $ 16,282
                                                                                           =======               ========

                       AMBASE CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Accrued pension costs for the Supplemental Plan at December 31, 2006 and some of the assumptions used to determine these amounts, are summarized below:

(dollars in thousands)                                                                               2006
                                                                                                   ========
Actuarial present value of benefit obligations:
Accumulated benefit obligations, fully vested................................................      $ 16,282
                                                                                                   ========
Projected benefit obligation for service rendered to date....................................      $ 16,282
Unrecognized net loss........................................................................          (474)
Accumulated other comprehensive loss.........................................................           474
                                                                                                   --------
Accrued pension costs........................................................................      $ 16,282
                                                                                                   ========
Major assumptions:
Discount rate................................................................................          5.75%
Rate of increase in future compensation......................................................             -
                                                                                                   ========

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $60,000, $55,000 and $50,000 in 2007, 2006 and 2005, respectively. All contributions are subject to maximum limitations contained in the Code.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements (continued)

     Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company's Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2007, 2006, or 2005.

     Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares") through May 28, 2008. The Board of Directors and Personnel Committee have approved an amendment to the 1993 Plan to extend the termination date, for the period during which awards may be granted under the 1993 Plan, for an additional 10 years to May 28, 2018 from May 28, 2008, subject to the approval by a majority vote of the Company's stockholders at the Company's Annual Meeting of stockholders scheduled for May 16, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993
Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)


Incentive plan activity is summarized as follows:

                                                                               1993 Stock
(shares in thousands)                                                          Incentive Plan
                                                               =========================================
                                                                                                Weighted
                                                               Shares                            Average
                                                                Under                           Exercise
                                                               Option                             Price
                                                              ---------                        -----------
Outstanding at December 31, 2004.....................             1,245                        $   1.00
 Expired.............................................               (45)                           1.05
 Granted.............................................               240                            0.81
                                                              ---------
Outstanding at December 31, 2005.....................             1,440                        $   0.96
Expired..............................................              (200)                           0.66
                                                              ---------
Outstanding at December 31, 2006.....................             1,240                            1.01
Expired..............................................              (364)                           1.19
                                                              ---------
Outstanding at December 31, 2007.....................               876                            0.93
                                                              =========
Options exercisable at:
December 31, 2007....................................               876                        $   0.93
December 31, 2006....................................             1,036                            1.02
December 31, 2005....................................               912                            1.00

     The following table summarizes information about the Company's stock options outstanding and exercisable under the 1993 Plan at December 31, 2007, as follows:

(shares in thousands)
                                                    Options Outstanding                       Options Exercisable
                                      =========================================    ====================================
                                         Weighted
                                         Average
                                         Remaining           Weighted                                          Weighted
       Range of                        Contractual            Average                                           Average
       Exercise                               Life           Exercise                                          Exercise
         Prices         Shares          (in years)              Price                  Shares                     Price
         ======          =====            ========            =======                   =====                   =======
 $0.60 to $0.90            500                   6              $0.72                     500                       $0.72
       $0.95                15                   2               0.95                      15                      0.95
$1.09 to $1.19             336                   4               1.09                     336                      1.09
 $2.56 to $3.65             25                   1               3.00                      25                      3.00
                      --------                                                       --------
          Total            876                                                            876                      0.93
                         =====                                                          =====

                      AMBASE CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

     At December 31, 2007, the weighted average remaining contractual life in years for options outstanding and options exercisable was 4.40 and 4.34 years, respectively. At December 31, 2007, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is reflected herein.

     No stock based compensation expense was recorded in 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the year ended December 31, 2006, the Company recorded compensation expense of $88,000 relating to unvested stock options. Compensation expense relating to stock options is recorded in the consolidated statement of operations, with a corresponding increase to additional paid in capital in the statement of stockholders' equity. Prior to 2006, as permitted by SFAS 123, the Company accounted for share-based payments to employees using APB 25's intrinsic value method and recognized no compensation cost for employee stock options in prior years. See Note 2 for additional information, including disclosure of the pro-forma net income (loss) and earnings per share had the Company adopted SFAS 123R in prior periods.

     The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option valuation model ("Black-Scholes") that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant. No adjustments were made in 2006 to the input assumptions for the calculation of the fair value of stock options granted in 2005 from the pro forma amounts previously presented in the Company's prior period financial statements.

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

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the year ending December 31, 2007 and December 31, 2006. The per share grant date weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted during the year ended December 31, 2005 were as follows:

                                                                    2005
                                                                   =====
Weighted average fair
     value at grant date................................           $0.39
Estimated dividend yield................................               0%
Risk free interest rate.................................            4.24%
Estimated volatility....................................            0.44
Expected life in years..................................               6
                                                                    ====

                     AMBASE CORPORATION AND SUBSIDIARIES
          Notes to Consolidated Financial Statements (continued)

     The following table presents information regarding non-vested option activity during the full year period ended December 31, 2006:

                                                                Weighted  Average
                                                  Number of        Grant-Date
                                                    Shares          Fair Value
                                                --------------  ----------------
         Non-vested at January 1, 2007.......        204,000             $0.44
         Vested during period................       (204,000)             0.41
                                                --------------  ================
         Non-vested at December 31, 2007.....              -                 -
                                                ==============  ================

     The total fair value of shares vested during the full year periods ended December 31, 2007 and December 31, 2006, was $96,000 and $134,000, respectively. As of December 31, 2007, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan.

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

Note 9 - Income Taxes

     The components of income tax expense for continuing operations for the years ended December 31 are as follows:

(in thousands)                                                              2007                2006               2005
                                                                            ====                ====               ====
Income tax expense - current state and local..................         $     (50)           $     (132)        $   (95)
                                                                       ----------           ----------         --------
Total                                                                  $     (50)           $     (132)        $   (95)
                                                                       ==========           ===========        ========

     The components of pretax income (loss) and the difference between income taxes from continuing operations, computed at the statutory federal rate of 35% in 2007, 2006 and 2005, and the provision for income taxes from continuing operations for the years ended December 31 follows:

(in thousands)                                                           2007                 2006               2005
                                                                       ========             =======            ========
Loss from continuing operations before income taxes.............       $  (3,886)           $ (5,331)          $ (5,424)
                                                                       =========            ========           ========
Tax (expense) benefit:
Tax at statutory federal rate...................................       $   1,360            $  1,866           $   1,898
Accounting loss benefit not recognized..........................          (1,360)             (1,866)            (1,898)
State income taxes..............................................             (50)               (132)               (95)
                                                                       ---------            ---------          ---------
Income tax expense..............................................       $     (50)           $   (132)          $    (95)
                                                                       =========            =========          =========

                       AMBASE CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)

     There were no unrecognized tax benefits at January 1, 2007 or December 31, 2007. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to under payments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest or penalties. The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the IRS or state authorities. As such, the statute of limitations for federal and state purposes are generally closed for tax years prior to 2004.

     State income tax amounts for 2007 and 2006 primarily consist of a minimum tax on capital to the state of Connecticut. In 2005, the Company utilized net operating loss ("NOL") carryforwards and alternative minimum tax ("AMT") NOL carryforwards as available to offset taxable income generated from the 2005 sale of Two Soundview as discussed in Note 13 herein. However, due to limitations on the amount of NOL carryforwards that could be utilized against taxable income, an income tax provision of $400,000 for discontinued operations, attributable to a provision for federal alternative minimum tax of $150,000 and a provision of $250,000 for Connecticut state taxes was recorded in the fourth quarter ended December 31, 2005.

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

     The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however all of the information still has not been received. Based on the Company's Election Decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company has amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB (the "1992 Amended Return"). The Company is still in the process of reviewing its consolidated federal income tax returns for 1993 and subsequent years.

     The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company's tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB of which $158 million are still available for future use. Based on the Company's filing of the 1992 Amended Return , approximately $56 million of NOL carryforwards are generated for tax year 1992 which will have expired in 2007 unless they are absorbed in earler years based on inclusion of certain items in the consolidated group, with the remaining approximately $102 million of NOL carryforwards to be generated, expiring (if not utilized), no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below. The Company can give no assurances with regard to the 1992 Amended Return or amended returns for subsequent years, or the final amount or expiration of NOL carryforwards ultimately generated from the Company's tax basis in Carteret.

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

     The FDIC has previously filed a federal income tax return for Carteret FSB for 1995 (as well as other years), which indicates that Carteret FSB allegedly could owe a 1995 federal income tax liability of $32 million, which including interest and penalty thereon, could be in excess of $100 million, The FDIC has stated to the United States Court of Federal Claims ("Court of Claims") that the tax amounts are only estimates and are highly contingent. Based on proceedings in other Supervisory Goodwill cases, it is possible that the IRS may try to collect the alleged Carteret FSB federal income taxes from the Carteret FSB receivership.

     The Company believes that Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid. As part of the Supervisory Goodwill legal proceedings, the Company presented to the Court of Claims various arguments to support the position that no federal income tax would be owed as a result of the Carteret FSB receivership operations for tax year 1995, or any other tax year; however, the Department of Justice and the FDIC have stated to the Court of Claims that they do not believe the Court of Claims has jurisdiction over that issue. The Supervisory Goodwill proceedings remain pending in the Court of Claims.

     Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company's originally filed federal income tax returns, the Company, based upon consultation with its legal and tax advisors,believes that no additional material federal income tax would be owed by the Company. This analysis included among other items, a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to statute of limitation provisions contained in the Internal Revenue Code, as amended.

     As explained above, although the Company does not believe that Carteret FSB or the Company will have a material federal income tax liability related to Carteret FSB for tax year 1995 (or any other tax year), the Company can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations.

     The Company is continuing to try to resolve these matters as part of the Supervisory Goodwill legal process and is also continuing to review the Carteret FSB federal income tax returns and the results of their inclusion with the Company's federal income tax returns as previously filed. The Company is also reviewing the possibility of pursuing the Carryback Claims, as further described above, which would have an impact on the analysis of the prior year tax information. For further information on the Supervisory Goodwill legal proceedings, see Note 10 herein.

     The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential interrelationship of the Carteret FSB federal income tax returns with the Company's federal income tax positions. It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

                      AMBASE CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (continued)

     Based upon the Company's federal income tax returns as filed from 1993 to 2006 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as noted above, as of December 31, 2006, the Company has NOL carryforwards available to reduce the future federal taxable income, which expire if unused, as follows:

                2009             $2,200,000
                2010              5,300,000
                2012              1,100,000
                2018              5,400,000
                2019              4,000,000
                2020              2,600,000
                2021              4,000,000
                2022              3,200,000
                2023              1,800,000
                2024                700,000
                2026              2,800,000
                                  ---------
                                $33,100,000

     The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the IRS and the Company has not been notified of any potential tax audits by any federal, state or local tax authorities. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards ("AMT Credits"), which are not subject to expiration. Based on the filing of the Carryback Claims, as further discussed above, the Company would seek to realize approximately $8 million of the $21 million of AMT Credits.

     The Company has calculated a net deferred tax asset of $32 million as of December 31, 2007 and 2006, respectively, arising primarily from NOL's and alternative minimum tax credits (not including the anticipated tax effects of the NOL's expected to be generated from the Company's tax basis in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

     On September 17, 2003, the Company filed a motion to dismiss the FDIC and to define the appropriate measure of Carteret's contract damages. On September 30, 2003, the FDIC, as plaintiff-intervenor in the case, and the United States, as defendant in the case, each filed a separate response to the Company's motion. The Company argued in its motion that because Carteret would not have been seized but for the Government's breach of contract, no receivership deficit would have been incurred. Accordingly, the Company argued that Carteret should be entitled to recover contract damages that include both: (i) the full amount of the receivership deficit, as an offset to the deficit and (ii) the full amount of the positive value it would have had but for the breach. Alternatively, the Company argued that, if Carteret is not entitled to recover both these amounts, or if any award must be offset by the amount of the receivership deficit, the Company should be entitled to demonstrate why the receivership deficit has been erroneously overstated. The DOJ responded with the theories that, among other things, Carteret would have failed even if Supervisory Goodwill was counted. The FDIC, who is both the receiver for the estate of Carteret (and hence its legal advocate in court) as well as a creditor of the estate, took the position that the Court of Federal Claims has no jurisdiction to review the accuracy, validity, or amount of the Carteret receivership deficit reported by the FDIC. That receivership deficit consists of the FDIC's subrogated claim against the thrift, interest, taxes, and administrative expenses charged by the FDIC to the thrift. Because the receivership deficit continues to accrue interest, it grows on a daily basis. The FDIC has represented to the Court of Federal Claims that is does not expect to present any expert testimony articulating a theory of damages for Carteret that would exceed the current size of the receivership. While the failure to seek damages in excess of the receivership deficit has previously been held to be cause for dismissal for lack of standing, the FDIC has stated that it believes it still has standing in this case based upon the damage theories it expects the Company to present.

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

     On January 12, 2005, Judge Smith denied the government's motion to dismiss the Company's remaining claims arising out of damages for breach of contract. On March 15, 2005, the United States Department of Justice and the FDIC each filed motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. The Company filed its reply to these motions on March 29, 2005. In April 2005, Judge Smith heard oral argument on the United States Department of Justice and the FDIC motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. Because Judge Smith's ruling on the receivership deficit issue was not a final order, both Judge Smith and the Court of Appeals for the Federal Circuit would have to agree to an appeal of that issue at this time. Following the April 2005 oral argument, Judge Smith entered an order, on April 25, 2005, staying resolution of the motions to certify an interlocutory appeal pending the holding of a "show cause" hearing. Judge Smith indicated at the oral argument that the purpose of the show cause hearing was to allow the Company to outline the evidence and arguments it was prepared to offer in order to challenge the validity and size of the receivership deficit. Judge Smith directed the parties to attempt to reach agreement regarding a schedule for the completion of discovery on receivership deficit issues, and he directed the parties to submit to the Court such an agreed proposed discovery schedule, or, if the parties are unable to reach agreement, separate proposed schedules for discovery, in early May 2005. Judge Smith further encouraged the parties to discuss the procedures and schedule for the show cause hearing, and to provide the Court with a proposed order on such matters.

     In accordance with the Court's direction, the parties agreed upon a schedule for the completion of fact discovery and procedures for the show cause proceeding. In accordance with the parties' agreement, Judge Smith entered an order on May 23, 2005, providing that fact discovery would be completed within 45 days of the completion of document production by the Government. The May 23, 2005, order further provided that (i) 45 days after the close of discovery, the Company was to file a statement of issues summarizing the respects in which the receivership books allegedly overstate or misstate the receivership deficit;
(ii) 45 days after the filing of the Company's statement of issues, the United States and the FDIC were to file responses; and (iii) 15 days after the filing of such responses, the Company was to file a reply.

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

     On April 13, 2007, Judge Smith issued an order scheduling pretrial, and trial deadlines and dates, including scheduling a trial to commence on February 11, 2008. In accordance with the Court's scheduling in May 2007, the Company submitted its expert report. The Government deposed the Company's expert in June 2007. In July 2007, the Government identified its damages experts and submitted its expert reports in September 2007. The Company deposed the Governments experts in October 2007.

     Pursuant to the Court order, the Court heard oral argument on November 14, 2007 at the U.S. Court of Federal Claims, to decide whether the trial could be avoided by summary judgment, pursuant to papers filed by the parties on November 7, 2007 and November 19, 2007. On November 30, 2007, the Court ordered the parties to continue with the trial schedule as previously set forth.

     Subsequently on December 7, 2007, the parties exchanged exhibit and witness lists; on December 14, 2007 the parties submitted an hour-by-hour anticipated trial schedule to the Court; on December 21, 2007 Plaintiffs and FDIC-R filed Appendix A submissions; on January 8, 2008 a pretrial conference was held in U.S. Court of Federal Claims; on January 21, 2008 the Defendant filed Appendix A submissions; and on February 11, 2008 trial was commenced.

     Trial testimony of fact and expert witnesses for the Company, the DOJ, and the FDIC is scheduled to be completed during the week of March 31, 2008. After the completion of trial testimony, it is expected that the Court will issue a post trial scheduling order, providing for (i) the parties to file written answers to a series of questions to be set forth by Judge Smith; (ii) the filing of post trial briefs by the Company, and DOJ and the FDIC; and (iii) the establishment of a date for the parties' presentation of closing arguments.

     Both the Court of Federal Claims and the Court of Appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. Castle v. United States, 301F.3d 1328 (Fed. Cir.
2002); Bailey v. United States, 341 F. 3d 1342 (Fed. Cir 2003). In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Federal Claims decisions and certain filings in the Company's case, as well as other decisions in Winstar related cases, are publicly available on the Court of Claims web site at www.cofc.uscourts.gov. In addition, decisions in Winstar-related cases that have been issued by the U.S. Court of Appeals, the court that hears appeals from decisions by the Court of Claims, may be found on that court's website at www.cafc.uscourts.gov. Decisions in other Winstar related cases may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

                       AMBASE CORPORATION AND SUBSIDIAIRES
              Notes to Consolidated Financial Statements (continued)

Note 11 - Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity and investment securities available for sale are based on current market quotations. The carrying value of applicable other liabilities approximates their fair value. See note 13 herein for information regarding the Company's sale of Two Soundview in July 2005.

Note 12 - Property Owned

     The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease. Depreciation expense is recorded on a straight-line basis over 39 years. The building is carried at cost, net of accumulated depreciation of $358,000 and $283,000 at December 31, 2007 and 2006, respectively. See note 13 herein for information regarding the Company's sale of Two Soundview in July 2005.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of December 31, 2007 has not been impaired.

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

     Income from discontinued operations is as follows:

(in thousands)                                                                   2005
Revenues:                                                                        ====
Rental income.....................................................            $  1,158
Operating expenses:
Professional and outside services.................................                  25
Property operating and maintenance................................                 231
Depreciation......................................................                 140
Insurance.........................................................                  11
Other operating...................................................                   2
                                                                            ----------
                                                                                   409
                                                                            ----------
Income from operation of discontinued property....................                 749
Gain on disposition...............................................              10,298
Income tax expense on discontinued operations.....................                (400)
                                                                            ----------
Income from discontinued operations...............................            $ 10,647
                                                                            ==========

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

Note 14 - Quarterly Financial Information (unaudited)

     Summarized quarterly financial information follows:

                                                First            Second            Third            Fourth         Full
(in thousands, except per share data)          Quarter           Quarter          Quarter           Quarter         Year
2007:                                          =======           =======          =======           =======        =====
Revenues................................     $      -         $       -          $     -          $      -      $     -
Operating expenses......................        1,689             2,152              858               802        5,501
Operating loss..........................       (1,689)           (2,152)            (858)             (802)      (5,501)
                                                =====            ======            =====             =====        =====
Net loss................................      $(1,093)        $  (1,655)         $  (588)         $   (600)     $(3,936)
                                                =====            ======            =====             =====        =====
Per common share data:
Net loss................................     $  (0.03)        $   (0.03)          $(0.01)         $  (0.01)     $ (0.09)
                                                =====            ======            =====             =====        =====
2006:
Revenues................................     $     41         $      49          $     2          $      -      $    92
Operating expenses......................        1,913             2,729            1,724             1,521        7,887
Operating loss..........................       (1,872)           (2,680)          (1,722)           (1,521)      (7,795)
                                                =====            ======            =====             =====        =====
Net income (loss).......................     $ (1,485)        $  (2,184)         $(1,964)         $    170      $(5,463)
                                                =====            ======            =====             =====        =====
Per common share data:
Net income (loss).......................     $  (0.03)        $   (0.05)         $ (0.04)         $      -      $ (0.12)
                                                ======           ======            =====             =====        =====

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Previous independent registered public accounting firm

     On September 11, 2007, the Company dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm. The Company's Accounting and Audit Committee and the Board of Directors participated in and approved the decision to change its independent registered public accounting firm. The reports of PricewaterhouseCoopers LLP on the financial statements for the fiscal years ended December 31, 2005 and 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2005 and 2006 and through September 11, 2007, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years. During the fiscal years ended December 31, 2005 and 2006 and through September 11, 2007, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

     The Company requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of such letter, dated September 14, 2007, was filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007.

     (b) New independent registered public accounting firm

     The Company engaged UHY LLP as its new independent registered public accounting firm as of September 11, 2007. During the fiscal years ended December 31, 2005 and 2006 and through September 11, 2007, the Company had not consulted with UHY LLP regarding any of the matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9AT.     CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

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

     As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     Management's Annual Report on Internal Control Over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company's management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Company's registered pubic accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     Changes in Internal Control Over Financial Reporting

     There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

     ITEM 9B. OTHER INFORMATION

     Not applicable.

     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2008, under the captions "Proposal No. 1 - Election of Director" and "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2007 fiscal year.

     Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers. A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     ITEM 11. EXECUTIVE COMPENSATION

     For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2008, under the captions "Executive Compensation," "Employment Contracts," and "Compensation of Directors" which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2007 fiscal year.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2007 as follows:

                         Shares to be issued          Weighted average
                         upon exercise of             exercise price of            Shares available for
                         outstanding options          outstanding options          future issuance
                         ===================          ===================          ====================
Equity Compensation
   Plans approved
   by stockholders                 876,000            $              1.01                     4,124,000

Equity Compensation
   Plan not approved
   by stockholders                       -                              -                       110,000
                            --------------            -------------------               ---------------
Total                              876,000            $              1.01                     4,234,000
                            ==============            ===================               ===============

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

     For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2008, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2007 fiscal year.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2008, under the captions "Proposal No. 1 - Election of Directors" and "Information Concerning the Board and its Committees," which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2007 fiscal year.

     ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading "Proposal 2 - Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 16, 2008, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2007 fiscal year.

     PART IV

     ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Documents filed as a part of this report:

1.   Index to Financial Statements:                                                                            Page

         AmBase Corporation and Subsidiaries:

              Report of UHY LLP, Independent Registered Public Accounting Firm..................................16
              Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm...............17
              Consolidated Statements of Operations.............................................................18
              Consolidated Balance Sheets.......................................................................19
              Consolidated Statements of Changes in Stockholders' Equity........................................20
              Consolidated Statements of Comprehensive Income (Loss)............................................20
              Consolidated Statements of Cash Flows.............................................................21
              Notes to Consolidated Financial Statements........................................................22

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

     4. Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996 and November 1, 2000 and November 9, 2005), (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, respectively).

     10A. 1993 Stock  Incentive  Plan as amended  (incorporated  by reference to
Exhibit  A  to  the  Company's   Proxy  Statement  for  the  Annual  Meeting  of
Stockholders held on May 28, 1998).

     10B. 1994 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1994).

     10C. AmBase Officers and Key Employees Stock Purchase and Loan Plan (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

     10D.  AmBase  Supplemental  Retirement Plan  (incorporated  by reference to
Exhibit 10C to the Company's Annual Report on Form 10-K for the year ended December 31, 1989) and as amended March 30, 2006 (incorporated by reference to
Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

     10E. Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, for employment from June 1, 2007 through May 31, 2012, (incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ending December 31, 2005), and as amended January 1, 2008, included herein.

     14. AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ending December 31, 2003).

     21. Subsidiaries of the Registrant.

     23.1 Consent of UHY LLP, Independent Registered Public Accounting Firm.

     23.2 Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

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

AMBASE CORPORATION



/s/ RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer)
Date:  March 28, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.




/s/ RICHARD A. BIANCO                   /s/ JOHN P. FERRARA
Chairman, President,                    Vice President, Chief Financial
Chief Executive Office and Director     Officer and Controller
Date:  March 28, 2008                   (Principal  Financial and Accounting
                                         Officer)
                                         Date:  March 28, 2008

/s/ ROBERT E. LONG                       /s/ SALVATORE TRANI
Director                                 Director
Date:  March 28, 2008                    Date:  March 28, 2008

/s/ PHILIP M. HALPERN
Director
Date:  March 28, 2008

                       AMBASE CORPORATION AND SUBSIDIARIES
             SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2007
                             (dollars in thousands)

COLUMN A             COLUMN B                 COLUMN C                 COLUMN D                   COLUMN E
-----------     ------------------        -----------------         ----------------          ------------------
                                                                    Cost Capitalized
                                                                    Subsequent to       Gross Amount at which Carried at
                                      Initial Cost to Company       Acquisition             the Close of the Period
                                      =======================       ================    ================================
                                                   Building &                                   Building &
Description          Encumbrances     Land       Improvements       Improvements        Land    Improvements      Total
===========          ============    ======      ============       ============        ====    ============      ======
Office Building:
Greenwich, CT...     $          -   $   554      $     1,880        $         20        $554    $      1,900      $2,454
                     ------------   -------      -----------        ------------        ----    ------------      ------
Total...........     $          -   $   554      $     1,880        $         20        $554    $      1,900      $2,454
                     ============   =======      ===========        ============        ====    ============      ======

                                                                       [Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A             COLUMN F                COLUMN G                  COLUMN H                   COLUMN I
-----------     -----------------        -----------------         ----------------          ---------------------
                Accumulated                                                                   Life on Which Depreciated
Description     Depreciation              Date Constructed          Date Acquired             Latest Income Statement
==========      =================        =================         ================          =======================
Office Building:
Greenwich, CT...     $        334                     1970             Apr.-01                      39 years
                -----------------        =================         =================         ========================
Total...........     $       334
                ================

     [a] Reconciliation of total real estate carrying value is as follows:

                                               Year Ended               Year Ended                  Year Ended
                                            December 31, 2007           December 31, 2006         December 31, 2005
                                            =================           =================         =================
Balance at beginning of year...........     $          2,454            $       2,454             $     19,764
Improvements...........................                    -                        -                        -
Acquisitions...........................                    -                        -                        -
Disposition.............................                   -                        -                 (17,310)
                                            ----------------            -----------------         ------------------
Balance at end of year.................     $          2,454            $       2,454             $      2,454
                                            ================            =================         ==================
Total cost for federal tax
purposes at end of each year...........     $          2,454            $       2,454             $      2,454
...................                          ================            =================         ===================

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year...........     $            283            $         232              $       763
Depreciation expense...................                   51                       51                      191
Dispositions...........................                    -                        -                    (722)
                                            ----------------            -----------------          ------------------
Balance at end of year.................     $            334            $         283              $       232
                                            ================            =================          ==================

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

     INVESTOR INFORMATION

 Annual Meeting of Stockholders                                      Corporate Headquarters

 The 2008 Annual Meeting is currently  scheduled to be held          AmBase Corporation
 at 9:00 a.m. Eastern Time, on Friday, May 16, 2008, at:             100 Putnam Green, 3rd Floor
                                                                     Greenwich, CT  06830-6027
     Hyatt Regency Hotel                                             (203) 532-2000
     1800 East Putnam Avenue
     Greenwich, CT  06870
                                                                     Stockholder Inquiries

 Common Stock Trading                                                Stockholder  inquiries,  including requests for the
 ====================                                                following:  (i) change of address; (ii) replacement
 AmBase stock is traded through one or more market-makers            of lost stock certificates; (iii) Common Stock
 with quotations made available in the "pink sheets"                 name registration changes; (iv) Quarterly Reports
 published by the National Quotation Bureau, Inc.                    on Form 10-Q; (v) Annual Reports on Form 10-K;
                                                                     (vi) proxy material; and (vii) information
 Issue                Abbreviation       Ticker Symbol               regarding stockholdings, should be directed to:

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

 Independent Registered Public Accountants                           Number of Stockholders

 UHY LLP                                                             As of February 29, 2008, there were
 Maritime Center                                                     approximately 14,300 stockholders.
 555 Long Wharf Drive
 New Haven, CT  06511