Form 10-Q
period 2008-03-31
AMBASE CORP
filed 2008-05-14
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [X]            Quarterly Report Pursuant to Section
                                13 or 15(d) of the Securities
                                  Exchange Act of 1934


                   For the quarterly period ended March 31, 2008

                                       or

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

YES     X        NO  ______
     -------

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __ Accelerated Filer __ Non-Accelerated Filer X Smaller Reporting Company __

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         -------------

     At  May  9,  2008,  there  were  43,599,264   shares   outstanding  of  the
registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2008

TABLE OF CONTENTS                                                                                             Page
                                                                                                             -----
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................17

Item 4T.     Controls and Procedures.............................................................................17

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................18

Item 1A.     Risk Factors........................................................................................18

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.........................................18

Item 3.      Defaults Upon Senior Securities.....................................................................18

Item 4.      Submission of Matters to a Vote of Security Holders.................................................18

Item 5.      Other Information...................................................................................18

Item 6.      Exhibits............................................................................................18

Signatures   ....................................................................................................19

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                   (Unaudited)
                 (in thousands, except for share and per share amounts)
                                                                                      March 31,       December 31,
                                                                                           2008               2007
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................    $   2,355         $    2,894
Investment securities:
    Held to maturity (market value $15,405 and $16,329, respectively).............       15,373             16,313
                                                                                       --------           --------
Total investment securities.......................................................       15,373             16,313
                                                                                       --------           --------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                       --------           --------
                                                                                          2,454              2,454
Accumulated depreciation..........................................................         (347)              (334)
                                                                                       --------           --------
Real estate owned, net............................................................        2,107              2,120
Other assets......................................................................           35                232
                                                                                       --------           --------
Total assets......................................................................    $  19,870         $   21,559
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................    $   1,675         $      962
Other liabilities.................................................................           16                 19
                                                                                       --------           --------
Total liabilities.................................................................        1,691                981
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................            -                  -

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
   43,669,664 outstanding in 2008 and 43,858,664 outstanding in 2007).............          464                464
Additional paid-in capital........................................................      548,044            548,044
Accumulated deficit...............................................................     (528,375)          (526,057)
Treasury stock, at cost - 2,740,443 and 2,551,343 shares, respectively............       (1,954)            (1,873)
                                                                                       --------           --------
Total stockholders' equity........................................................       18,179             20,578
                                                                                       --------           --------
Total liabilities and stockholders' equity........................................    $  19,870         $   21,559
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                           Three Months Ended March 31
                                   (Unaudited)
                      (in thousands, except per share data)
                                                                                Three Months
                                                                             2008            2007
                                                                             ====            ====

Operating expenses:
Compensation and benefits.........................................       $     500        $   1,132
Professional and outside services.................................           1,867              464
Property operating and maintenance................................              22               23
Depreciation  ....................................................              13               13
Insurance.........................................................              18               19
Other operating...................................................              51               38
                                                                         ---------        ---------
                                                                             2,471            1,689
                                                                         ---------        ---------
Operating loss....................................................          (2,471)          (1,689)
                                                                         ---------        ---------
Interest income...................................................             153              465
Realized gains on sales of investment securities..................               -              156
                                                                         ---------        ---------
Loss before income taxes..........................................          (2,318)          (1,068)
Income tax expense................................................               -              (25)
                                                                         ---------        ---------
Net loss..........................................................       $  (2,318)       $  (1,093)
                                                                         =========        =========
Net loss per common share:
Net loss - basic..................................................       $   (0.05)        $  (0.02)
                                                                         =========         ========
Net loss - assuming dilution......................................       $   (0.05)        $  (0.02)
                                                                         =========         ========
Weighted average common shares outstanding:
Basic.............................................................          43,729           44,969
                                                                         =========         ========
Diluted...........................................................          43,729           44,969
                                                                         =========         ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Loss
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)

                                                                             Three Months
                                                                         2008        2007
                                                                        ======      =====

Net loss............................................................   $(2,318)    $(1,093)

Amortization of minimum pension liability adjustment................         -         284
                                                                       -------     -------
Comprehensive loss..................................................   $(2,318)    $  (809)
                                                                       =======     =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           Three Months Ended March 31
                                   (Unaudited)
                                 (in thousands)
                                                                                           2008          2007
Operating activities:                                                                      ====          ====
Net loss..............................................................................  $(2,318)      $ (1,093)
Adjustments to reconcile net loss to net cash used by
       operating activities:
Depreciation and amortization.........................................................       13             13
Accretion of discount - investment securities.........................................        -            (22)
Realized gains on investment securities available for sale............................        -           (156)
Amortization of minimum pension liability adjustment..................................        -            284
Changes in other assets and liabilities:
    Accrued interest receivable.......................................................        7          (133)
    Other assets......................................................................      197          1,211
    Accounts payable and accrued liabilities..........................................      713           (536)
    Other liabilities.................................................................       (3)           234
    Other, net........................................................................       (1)             1
                                                                                        -------       --------
Net cash used by operating activities.................................................   (1,392)          (197)
                                                                                        -------       --------
Investing activities:
Maturities of investment securities - held to maturity................................    7,100         14,112
Purchases of investment securities - held to maturity.................................   (6,166)       (14,950)
Sales of investment securities - available for sale...................................        -            770
                                                                                        -------       --------
Net cash provided (used) by investing activities......................................      934            (68)
                                                                                        -------       --------
Financing activities:
Common stock purchased for treasury...................................................      (81)             -
                                                                                        -------       --------
Net cash used by financing activities.................................................      (81)             -
                                                                                        -------       --------
Net change in cash and cash equivalents...............................................     (539)          (265)
Cash and cash equivalents at beginning of period......................................    2,894          2,601
                                                                                        -------       --------
Cash and cash equivalents at end of period............................................  $ 2,355       $  2,336
                                                                                        =======       ========
Supplemental cash flow disclosures:
Income taxes paid.....................................................................  $     1       $     32
                                                                                        =======       ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

     The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. Certain reclassifications may have been made to the prior year consolidated financial statements to conform with the current year presentation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2007.

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company currently earns non-operating revenue principally consisting of earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Part II - Item 1. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

     The Company's management believes that operating cash needs for the next twelve months will be met principally by the receipt of earnings on investment securities and cash equivalents, and the Company's current financial resources.

Note 2 - Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair values, establishes a framework for measuring fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company's financial statements. As of March 31, 2008, the Company's financial assets include held to maturity investments. The Company determines fair value for such investments based on quoted market prices in active markets (i.e. Level 1 as defined under SFAS 157). The Company is continuing to carry such investments at amortized cost. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007, "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS 141(R) to any acquisition after January 1, 2009.

                      AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     In December 2007, the FASB issued SFAS No. 160, "Accounting for Noncontrolling Interests" ("SFAS 160"). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no noncontrolling interest in any of the Company's subsidiaries.

Note 3 - Legal Proceedings

     The information contained in Item 8 - Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation - Trial testimony of fact and expert witnesses for the Company, the DOJ, and the FDIC was completed on April 4, 2008. At trial, fact witness and expert witness testimony was presented by AmBase, and by the United States Government represented by the Department of Justice
("DOJ"). In addition, the FDIC-Receiver (purporting to act as a plaintiff-intervener in its capacity as successor-in-interest to Carteret) participated in the trial and the examination of witnesses. The Company put forth various theories of damages, including claims for the recovery of the value of Carteret as of the date of the breach or the date of judgment, as well as for the recovery of certain so-called "wounded bank" damages incurred by Carteret as a result of the breach. The DOJ responded with various theories, including, among other things, that Carteret would have failed even if Supervisory Goodwill was counted. The DOJ also challenged the Company's calculations of the value of Carteret and the damages theories and evidence underlying the Company's "wounded bank" claims. The FDIC has essentially adopted the Company's damages claims evidence, but has continued to argue (along with DOJ) that the FDIC-Receiver is entitled to recover on these claims.

     The Government and the FDIC-Receiver claim that the Carteret receivership deficit consists of the FDIC's subrogated claim against the thrift, interest, taxes, and administrative expenses charged by the FDIC-Receiver to the Carteret receivership estate. Because the receivership deficit continues to accrue interest, it grows on a daily basis. The FDIC-Receiver alleges that, as of December 31, 2007, the receivership deficit was approximately $321 million, which included the FDIC's subrogated claim and other claims of $24 million, interest on the subrogated claim in excess of $180 million, (which the FDIC-Receiver claims is owed to the FDIC from the Carteret receivership), and estimated federal income taxes including interest and penalty thereon of approximately $114 million, which the FDIC has described as contingent. At trial the FDIC-Receiver did not present any expert testimony articulating a theory of damages for Carteret. While the failure to seek damages in excess of the receivership deficit has previously been held to be cause for dismissal for lack of standing, the FDIC-Receiver has stated that it believes it still has standing in the Company's case based upon the damage theories the Company presented. The Company believes that the FDIC-Receiver's receivership deficit claims are wrong, but this must be decided by the courts.

     After the completion of trial testimony, the Court held a status conference in April 2008 pursuant to which the Court issued a post trial scheduling order providing for the filing of post trial briefs and proposed findings of fact by the Company, and DOJ and the FDIC. Such post-trial briefing is currently scheduled to be concluded by September 2008. The Court has not yet established a date for the parties' presentation of closing arguments. The Company believes any decision rendered by Judge Smith on damages, as well as his decision relating to his authority to review and consider the validity of the alleged receivership deficit, will likely be appealed to the U.S. Court of Appeals for the Federal Circuit.

                      AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Both the Court of Federal Claims and the Court of Appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. See e.g., Castle v. United States, 301F.3d 1328 (Fed. Cir. 2002); Bailey v. United States, 341 F. 3d 1342 (Fed. Cir 2003). In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Federal Claims decisions and certain filings in the Company's case, as well as other decisions in Winstar related cases, are publicly available on the Court of Federal Claims web site at www.cofc.uscourts.gov. In addition, decisions in Winstar related cases that have been issued by the U.S. Court of Appeals, the court that hears appeals from decisions by the Court of Claims, may be found on that court's web site at www.cafc.uscourts.gov. Decisions in other Winstar related cases may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions.

Note 4 - Cash and Cash Equivalents

     Highly  liquid  investments,   consisting  principally  of  funds  held  in
short-term money market accounts with original maturities of less than three months, are classified as cash equivalents.

Note 5 - Investment Securities

     Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of over three months which are carried at amortized cost based upon the Company's intent and ability to hold these investments to maturity.

     Investment securities consist of the following:

                                             March 31, 2008                                 December 31, 2007
                             ======================================          =======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                              ========       =========      =======           ========      ==========        ======
Held to Maturity:
U.S. Treasury Bills........  $  15,373       $  15,373     $ 15,405          $  16,313       $ 16,313      $  16,329
                             ---------       ---------     --------          ---------       --------      ---------
                             $  15,373       $  15,373     $ 15,405          $  16,313       $ 16,313      $  16,329
                             =========       =========     ========          =========       ========      =========

     The gross unrealized gains (losses) on investment securities, at March 31, 2008 and December 31, 2007 consist of the following:

(in thousands)                                                                                 2008          2007
                                                                                              ======        ======
Held to Maturity:
Gross unrealized gains..................................................................      $   32        $   17
                                                                                              ======        ======
Gross unrealized losses.................................................................      $    -        $   (1)
                                                                                              ======        ======

     Realized gains on the sales of investment securities available for sale for the three months ended March 31 as follows:

(in thousands)                                                                                   2007
                                                                                                 ====

Net sale proceeds.......................................................................     $    770
Cost basis..............................................................................         (614)
                                                                                             --------
Realized gains..........................................................................     $    156
                                                                                             ========

     No investment securities were sold during the three month period ended March 31, 2008.

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

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of March 31, 2008, has not been impaired.

     Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements, if any, would be typically depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements. The building and improvements are carried at cost, net of accumulated depreciation of $347,000 and $334,000, at March 31, 2008 and December 31, 2007, respectively.

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

     The Company has calculated a net deferred tax asset of $32 million as of March 31, 2008 and December 31, 2007, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's which could be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

     There were no unrecognized tax benefits at December 31, 2007 or March 31, 2008. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to under payments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties. The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the IRS or state authorities and the Company has not been notified of any potential tax audits by any federal, state or local tax authorities. As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2004.

     Based upon the Company's federal income tax returns as filed from 1993 to 2006 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward as noted above, as of March 31, 2008, the Company has NOL carryforwards aggregating approximately $33 million, available to reduce future federal taxable income which expire if unused beginning in 2009.

     The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards ("AMT Credits"), which are not subject to expiration. Based on the filing of the Carryback Claims, as further discussed below, the Company is seeking to realize approximately $8 million of the $21 million of AMT Credits.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however, all of the information still has not been received. The Company believes, as a result of remaining consolidated with Carteret FSB for federal income tax return purposes, that the Company's tax basis in Carteret/Carteret FSB can be converted into NOL's which could be available to carryforward/carryback into various federal income tax return years. However; since all of the Carteret FSB tax information has not been received the Company is unable to determine with certainty, the amount of or the years in which any NOL's may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated.

     Based on information received to date, and prior to the recognition of the 1992 tax losses expected to be generated as a result of amending the Company's 1992 federal income tax return, as further described below, the Company estimated that as of December 1992 it initially had a remaining tax basis in Carteret/Carteret FSB of approximately $158 million.

     Based on the Company's Election Decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB, (the "1992 Amended Return"). As part of the 1992 Amended Return, approximately $56 million, (of the initial $158 million), of Carteret/Carteret FSB tax basis is expected to be converted into NOL carryforwards in tax year 1992 and will have expired in 2007, unless they are absorbed in earlier years based on inclusion of certain items in the consolidated group. The Company is still in the process of reviewing its consolidated federal income tax returns for 1993 and subsequent years.

     The Carteret/Carteret FSB tax basis, of approximately $102 million, remaining after recognition of the 1992 Amended Return, may be converted into NOL carryforwards/carrybacks as additional tax losses are generated by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; utilized in other tax years; or could begin to expire in 2008 based upon the year any NOL's are ultimately generated. The Company can give no assurances with regard to the 1992 Amended Return, subsequent year returns, or the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company's tax basis in Carteret/Carteret FSB.

     Any NOL's ultimately generated from the Company's tax basis in Carteret/Carteret FSB, would be in addition to the NOL carryforwards/carrybacks generated based on the Company's federal income tax returns as previously filed, as further detailed above.

     In March 2000, the Company filed several carryback claims and amendments to previously filed carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS Appeals officials completed their review of the Carryback Claims, and disallowed them. On April 29, 2008, the Company filed suit in the U.S. District Court for the District of Connecticut for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. The Company can give no assurances as to the final amounts of refunds, if any, or when they might be received as a result of this tax refund suit.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The FDIC has previously filed a federal income tax return for Carteret FSB for 1995 (as well as other years), which indicates that Carteret FSB allegedly could owe a 1995 federal income tax liability of $32 million, which including interest and penalty thereon, could be in excess of $110 million. The FDIC has stated to the United States Court of Federal Claims ("Court of Claims") that the tax amounts are only estimates and are highly contingent. Based on proceedings in other Supervisory Goodwill cases, it is possible that the IRS may try to collect the alleged Carteret FSB federal income taxes from the Carteret FSB receivership.

     The Company believes the Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid. As part of the Supervisory Goodwill legal proceedings, the Company presented to the Court of Claims various arguments to support the position that no federal income tax would be owed as a result of the Carteret FSB receivership operations for tax year 1995, or any other tax year; however, the Department of Justice and the FDIC have stated to the Court of Claims that they do not believe the Court of Claims has jurisdiction over that issue. The Supervisory Goodwill proceedings remain pending in the Court of Claims.

     Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company's originally filed federal income tax returns, the Company based upon consultation with its legal and tax advisors believes that no additional material federal income tax would be owed by the Company for tax year 1995 (or any other tax year). This analysis included among other items, a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to provisions contained in the Internal Revenue Code, as amended. The Company; however, can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations.

     The Company is continuing to try to resolve these matters as part of the Supervisory Goodwill legal process and is also continuing to review the Carteret FSB federal income tax returns and the results of their inclusion with the Company's federal income tax returns as previously filed. The Company is also pursuing the Carryback Claims, as further described above, which could have an impact on the analysis of the prior year tax information. For further information on the Supervisory Goodwill legal proceedings, see Note 3 herein.

     The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential interrelationship of the Carteret FSB federal income tax returns with the Company's federal income tax positions. It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

Note 8 - Comprehensive Income (Loss)

     Comprehensive income (loss) for the three months ended March 31, 2007 was composed of net income (loss) and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition of additional minimum pension liability, as follows:

                                             Three Months Ended
(in thousands)                                 March 31, 2007
                               ===============================================
                               Minimum         Unrealized        Accumulated
                               Pension         Gains (Losses)    Other
                               Liability       on Investment     Comprehensive
                               Adjustment      Securities        Income (Loss)
                               ==========      =============     =============
Balance beginning of period..  $    (474)      $       138       $        (336)

Reclassification adjustment for
  gains realized in net loss.          -               (67)                (67)

Change during the period.....        284                67                 351
                               ---------       -------------     -------------
Balance end of period........  $    (190)      $       138       $         (52)
                               =========       =============     =============

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


Note 9 - Stock-Based Compensation

     Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2008. The Board of Directors and Personnel Committee have approved an amendment to the 1993 Plan to extend the termination date for the period during which awards may be granted under the 1993 Plan for an additional 10 years to May 28, 2018 from May 28, 2008, subject to the approval by a majority vote of the Company's stockholders at the Company's Annual Meeting of stockholders scheduled for May 16, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of March 31, 2008, there were 4,134,000 shares available for future stock option grants. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

     No stock based compensation expense was recorded in the three months ended March 31, 2008 or March 31, 2007, as all previously granted options vested as of January 2, 2007. No stock option awards have been granted since January 2005.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options have been granted since January 2005.

     The following table reports stock option activity during the three month period ended March 31, 2008:

                                                                                          Weighted
                                                                          Weighted        Average
                                                                          Average         Remaining
                                                      Number of           Exercise       Contractual
                                                       Shares              Price         Life (in years)
                                                      ---------           --------       ---------------
         Outstanding at January 1, 2008......          876,000              $0.93
         Expired.............................          (10,000)              3.65
                                                      ---------           ========
         Outstanding at March 31, 2008.......          866,000              $0.90             5.04
                                                      =========           =========           ====
         Exercisable at March 31, 2008.......          866,000              $0.90             5.04
                                                      =========           =========           ====

     At March 31, 2008, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is included herein.

     There were no outstanding option shares vesting during the three month period ended March 31, 2008. The total fair value of shares vested during the three month period ended March 31, 2007, was $96,000. As of March 31, 2008, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

     Options to purchase 866,000 shares of common stock for the three months ended March 31, 2008, and 876,000 shares of common stock for the three months ended March 31, 2007, were excluded from the computation of diluted earnings per share because these options were antidilutive.

Note 10 - Pension and Savings Plans

     The Company previously sponsored a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the "Supplemental Plan"), under which only one current executive officer of the Company was the sole participant. The cost of the Supplemental Plan was accrued but not funded.

     In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment was paid from the Company's available financial resources. There was no Supplemental Plan expense for the three months ended March 31, 2008, compared to $519,000 for the three months ended March 31, 2007. As a result of the termination of the Supplemental Plan, as of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company. See the Company's Annual Report on Form 10-K for the year ended December 31, 2007, Item 8, Note 7 for further information.

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

                                           (a) Total          (b)         (c) Total Number
                                           Number of          Average     Shares Purchased           (d) Maximum Number
                                              Shares       Price Paid    as Part of Publicly       Shares that may yet be
                                           Purchased        per Share      Announced Plans        Purchased under the Plan
                                          ----------    --------------- ---------------------  ------------------------------
Beginning balance January 1, 2008.........                                     2,424,855               7,575,145
January 1, 2008 - January 31, 2008........   189,100          $0.43            2,613,955               7,386,045
February 1, 2008 - February 28, 2008......         -           -               2,613,955               7,386,045
March 1, 2008 - March 31, 2008............         -           -               2,613,955               7,386,045
                                            -------
Total....................................   189,100
                                            =======

FORWARD LOOKING STATEMENTS

     This quarterly report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets;
(iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company's Annual Report on Form 10-K for the year ended December 31, 2007

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at March 31, 2008, aggregated $19,870,000 consisting principally of cash and cash equivalents of $2,355,000, investment securities of $15,373,000 and real estate owned of $2,107,000. At March 31, 2008, the Company's liabilities aggregated $1,691,000. Total stockholders equity was $18,179,000.

     For the three months ended March 31, 2008, cash of $1,392,000 was used by operations, primarily due to the payment of legal expenses relating to the
Supervisory Goodwill trial and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the three months of 2008 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents and the Company's current financial resources. Management believes that the Company's capital resources are sufficient to continue operations for the next twelve months.

     For the three months ended March 31, 2007, cash of $197,000 was used by operations, including the payment of prior year accruals and operating expenses partially offset by the receipt of rental income, interest income, and investment earnings. The cash needs of the Company for the first three months of 2007 were satisfied by the Company's financial resources and the receipt of investment earnings on investment securities and cash equivalents.

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

     As of March 31, 2008, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of March 31, 2008, has not been impaired.

     There are no material commitments for capital expenditures as of March 31, 2008. Inflation has had no material impact on the business and operations of the Company.

     Pursuant to the Company's common stock repurchase plan (the "Repurchase Plan"), during the three months ended March 31, 2008, the Company repurchased for approximately $81,000 an aggregate of 189,100 shares of common stock from unaffiliated parties at various prices. See Part I - Item 1 - Note 11 for further details with regard to the Repurchase Plan.

     Results of Operations for the Three Months ended March 31, 2008 vs. the Three Months Ended March 31, 2007

     The Company currently earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management believes that operating cash needs for the next twelve months will be met principally by the receipt of investment earnings on investment securities and cash equivalents and the Company's current financial resources. The Company's main source of revenue in 2007 was non-operating revenue consisting of investment earnings.

     No rental income from real estate owned was earned for the three months ended March 31, 2008 or for the three months ended March 31, 2007

     Compensation and benefits decreased to $500,000 in the three months ended March 31, 2008, compared with $1,132,000 in the respective 2007 period. The decrease is primarily due to a decrease in the Supplemental Plan expense in the three month period ended March 31, 2008, as a result of the Supplemental Plan termination as of May 31, 2007, versus the same 2007 periods as further described below and a lower level of incentive compensation accruals in the 2008 period versus the same 2007 period.

     There was no Supplemental Plan expense for the three months ended March 31, 2008, compared to $519,000 for the three months ended March 31, 2007. As a result of the termination of the Supplemental Plan, as of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company.

     The Supplemental Plan expense reflects recognition of an expense of $235,000 for the three month period ended March 31, 2007, recorded to increase the Supplemental Plan liability to the present value of the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan.

     An additional Supplemental Plan expense of $284,000 in the three months ended March 31, 2007, was recorded to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The amortization of the additional minimum pension liability in the 2007 period, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity.

     No stock based compensation expense was recorded in the three month period ended March 31, 2008 or March 31, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005.

     Professional and outside services increased to $1,867,000 in the three months ended March 31, 2008, compared to $464,000 in the respective 2007 period. The increase in the 2008 three month period as compared to the respective 2007 period is principally the result of a higher level of legal and professional fees relating to the Supervisory Goodwill litigation in 2008 versus 2007. The Supervisory Goodwill litigation expenses for the 2008 period include expenses relating to the preparation for the trial and actual trial expenses incurred during February and March 2008. The Supervisory Goodwill litigation expenses in the 2007 period included expenses incurred in connection with discovery and preparation expert reports and deposition of the Company's and government witnesses.

     Interest income in the three months ended March 31, 2008, decreased to $153,000 from $465,000 in the respective 2007 period. The decrease is principally due to a lower level of cash equivalents and investment securities as a result of the Supplemental Plan lump-sum benefit payment to Mr. Bianco. The payment decreased the Company's cash equivalents and investment securities by approximately $16.7 million, resulting in a decrease in the interest income earned by the Company beginning in June 2007; the decreased interest income is also due to a decreased investment yield in the period ending March 31, 2008, compared with the respective 2007 period. See Item 3 - Quantitative and
Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities as of March 31, 2008.

     For the three months ended March 31, 2007, realized gains on sales of investment securities available for sale were $156,000.

     The Company recognized no income tax provision for the three months ended March 31, 2008, as compared with $25,000 for the three months ended March 31, 2007. The income tax provision is primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                          March 31, 2008               December 31, 2007
                                                   ========================       =========================
                                                   Carrying            Fair       Carrying             Fair
                                                      Value           Value          Value            Value
(in thousands)                                     --------          ------       --------           ------

U.S. Treasury Bills and Notes...............        $15,373          $15,405      $16,313           $16,329
                                                    =======          =======      ========          =======

Weighted average interest rate..............           2.88%                         4.77%
                                                    =======                       ========

     The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the period.

     The Company held no portfolio of equity securities as of March 31, 2008 or December 31, 2007.

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

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

     Item 1A. RISK FACTORS

     There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part I of Form 10-K.

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


AMBASE CORPORATION



/s/  John P. Ferrara
------------------------------------------------------
By:  JOHN P. FERRARA
     Vice President, Chief Financial Officer and Controller
     (Duly Authorized Officer and Principal Financial and
     Accounting Officer)


Date:  May 14, 2008