Form 10-Q
period 2008-06-30
AMBASE CORP
filed 2008-07-28
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]            Quarterly Report Pursuant to Section
                         13 or 15(d) of the Securities
                            Exchange Act of 1934


                  For the quarterly period ended June 30, 2008

                                       or

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

     At July 17, 2008, there were 43,599,164 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2008

TABLE OF CONTENTS                                                                                             Page
                                                                                                             ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

Item 2.      Management's Discussion and Analysis of

                   Financial Condition and Results of Operations.................................................15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................17

Item 4T.     Controls and Procedures.............................................................................18

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................19

Item 1A.     Risk Factors........................................................................................19

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.........................................19

Item 3.      Defaults Upon Senior Securities.....................................................................19

Item 4.      Submission of Matters to a Vote of Security Holders.................................................19

Item 5.      Other Information...................................................................................20

Item 6.      Exhibits............................................................................................20

Signatures   ....................................................................................................20


PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                (in thousands, except for share and per share amounts)
                                                                                       June 30,       December 31,
                                                                                           2008               2007
                                                                                       ========          =========
Assets:

Cash and cash equivalents.........................................................    $   3,822         $    2,894

Investment securities:

    Held to maturity (market value $11,716 and $16,329, respectively).............       11,722             16,313
                                                                                      ---------         ----------
Total investment securities.......................................................       11,722             16,313
                                                                                      ---------         ----------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                      ---------         ----------
                                                                                          2,454              2,454
  Less:  accumulated depreciation.................................................         (360)              (334)
                                                                                      ---------         ----------
Real estate owned, net............................................................        2,094              2,120
Other assets......................................................................          319                232
                                                                                      ---------         ----------
Total assets......................................................................    $  17,957         $   21,559
                                                                                      =========         ==========
Liabilities and Stockholders' Equity:
Liabilities:

Accounts payable and accrued liabilities..........................................    $     910         $      962
Other liabilities.................................................................           14                 19
                                                                                      ---------         ----------
Total liabilities.................................................................          924                981
                                                                                      ---------         ----------
Commitments and contingencies (Note 3)............................................            -                  -

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
   43,599,164 outstanding in 2008 and 43,858,664 outstanding in 2007).............          464                464
Paid-in capital...................................................................      548,044            548,044
Accumulated deficit...............................................................     (529,495)          (526,057)
Treasury stock, at cost - 2,810,843 and 2,551,343 shares, respectively............       (1,980)            (1,873)
                                                                                      ---------         ----------
Total stockholders' equity........................................................       17,033             20,578
                                                                                      ---------         ----------
Total liabilities and stockholders' equity........................................    $  17,957         $   21,559
                                                                                      =========         ==========

     The accompanying notes are an integral part of these consolidated financial statements.



                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                      (in thousands, except per share data)
                                                                         Second Quarter                 Six Months
                                                                       2008           2007           2008         2007
                                                                       ====           ====           ====         ====
Operating expenses:

Compensation and benefits.........................................   $    449       $   1,116    $     949    $   2,248
Professional and outside services.................................        906             909        2,773        1,373
Property operating and maintenance................................         26              29           48           52
Depreciation  ....................................................         13              13           26           26
Insurance.........................................................         26              25           44           44
Other operating...................................................         41              60           92           98
                                                                     --------       ---------    ---------    ---------
                                                                        1,461           2,152        3,932        3,841
                                                                     --------       ---------    ---------    ---------
Operating loss....................................................     (1,461)         (2,152)      (3,932)      (3,841)
                                                                     --------       ---------    ---------    ---------
Interest income...................................................         94             394          247          859
Realized gains on sales of investment securities..................          -             128            -          284
Other income......................................................        247               -          247            -
                                                                     --------       ---------    ---------    ---------
Loss before income taxes..........................................     (1,120)         (1,630)      (3,438)      (2,698)
Income tax expense................................................          -             (25)           -          (50)
                                                                      -------       ---------    ---------    ---------
Net loss..........................................................     (1,120)      $  (1,655)   $  (3,438)   $  (2,748)
                                                                      =======       =========    =========    =========
Net loss per common share:
Net loss - basic..................................................    $ (0.03)      $   (0.03)   $   (0.08)   $   (0.06)
                                                                      =======       =========    =========    =========
Net loss - assuming dilution......................................    $ (0.03)      $   (0.03)   $   (0.08)   $   (0.06)
                                                                      =======       =========    =========    =========
Weighted average common shares outstanding:
Basic.............................................................     43,610          44,864       43,669       44,916
                                                                      =======       =========    =========    =========
Diluted...........................................................     43,610          44,864       43,669       44,916
                                                                      =======       =========    =========    =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                   Second Quarter and Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)
                                                                           Second Quarter               Six Months
                                                                           2008      2007            2008        2007
                                                                           =====     =====           =====       =====
Net loss............................................................     $(1,120)  $(1,655)       $ (3,438)   $ (2,748)

Amortization of minimum pension liability adjustment................           -       190               -         474

Unrealized holding losses on investment securities
     available for sale.............................................           -      (111)              -        (111)
                                                                         -------   -------        --------    --------
Comprehensive loss...................................................    $(1,120)  $(1,576)       $ (3,438)   $ (2,385)
                                                                         =======   =======        ========    =======

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30
                                   (Unaudited)
                                 (in thousands)
                                                                                           2008          2007
                                                                                           ====          ====
Cash flows from operating activities:
Net loss........................................................................      $  (3,438)    $   (2,748)
Adjustments to reconcile net loss to net cash used by
       operations:
    Depreciation and amortization...............................................             26             26
    Accretion of discount - investment securities...............................              -            (34)
     Realized gains on sales of investment securities...........................              -           (284)
    Amortization of minimum pension liability adjustment........................              -            474
Changes in other assets and liabilities:
    Accrued interest receivable in investment securities........................            116            104
    Other assets................................................................            (87)         1,164
    Accounts payable and accrued liabilities....................................            (52)          (328)
    Supplemental retirement plan and other liabilities..........................             (5)           389
    Payment of Supplemental Plan lump-sum benefit...............................              -        (16,676)
                                                                                       ---------     ----------
Net cash used by operating activities...........................................         (3,440)       (17,913)
                                                                                      ---------     ----------
Cash flows from investing activities:
Maturities of investment securities - held to maturity..........................         25,338         41,832
Purchases of investment securities - held to maturity...........................        (20,863)       (24,683)
Sales of investment securities - available for sale.............................              -          1,344
Purchases of investment securities - available for sale.........................              -            (31)
                                                                                      ---------     ----------
Net cash provided by investing activities.......................................          4,475         18,462
                                                                                      ---------     ----------
Cash flows from financing activities:
Common stock repurchased........................................................           (107)          (100)
                                                                                      ---------     ----------
Net cash used by financing activities...........................................           (107)          (100)
                                                                                      ---------     ----------
Net change in cash and cash equivalents.........................................            928            449
Cash and cash equivalents at beginning of period................................          2,894          2,601
                                                                                      ---------     ----------
Cash and cash equivalents at end of period......................................      $   3,822     $    3,050
                                                                                      =========     ==========
Supplemental cash flow disclosures:
Income taxes paid...............................................................      $       1     $       82
                                                                                      =========     ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - Organization

     The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2 - Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair values, establishes a framework for measuring fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company's financial statements. As of June 30, 2008, the Company's financial assets include held to maturity investments. The Company determines fair value for such investments, based on quoted market prices in active markets (i.e. Level 1 as defined under SFAS 157). The Company is continuing to carry such investments at amortized cost. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

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

     In December 2007, the FASB issued SFAS No. 160, "Accounting for Noncontrolling Interests" ("SFAS 160"). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. Currently, there are no noncontrolling interests in any of the Company's subsidiaries.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

     Supervisory Goodwill Litigation -

     Pursuant to the Court's post-trial scheduling order as revised, on July 1, 2008, the Company filed its post-trial brief and proposed findings of fact. The FDIC also filed its post-trial brief on July 1, 2008. Post-trial briefing is currently scheduled to be concluded by November 2008. The Court has not yet established a date for the parties' presentation of closing arguments. The Company believes any decision rendered by Judge Smith on damages, as well as his decision relating to his authority to review and consider the validity of the alleged receivership deficit, will likely be appealed to the U.S. Court of Appeals for the Federal Circuit.

     Both the Court of Federal Claims and the Court of Appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. See e.g., Castle v. United States, 301F.3d 1328 (Fed. Cir. 2002); Bailey v. United States, 341 F. 3d 1342 (Fed. Cir 2003). In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Federal Claims decisions and certain filings in the Company's case, as well as other decisions in Winstar related cases, are publicly available on the Court of Federal Claims website at www.cofc.uscourts.gov. In addition, decisions in Winstar related cases that have been issued by the U.S. Court of Appeals, the court that hears appeals from decisions by the Court of Claims, may be found on that court's website at www.cafc.uscourts.gov. Decisions in other Winstar related cases may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions. The Company can give no assurances regarding the ultimate outcome of the litigation.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 4 - Cash and Cash Equivalents

     Highly  liquid  investments,   consisting  principally  of  funds  held  in
short-term money market accounts with original maturities of less than three months, are classified as cash equivalents.

Note 5 - Investment Securities

     Investment securities - held to maturity, consist of U.S. Treasury Bills with original maturities over three months and are carried at amortized cost (which includes accrued interest) based upon the Company's intent and ability to hold these investments to maturity.

Investment securities consist of the following:

                                             June 30, 2008                                  December 31, 2007
                              =====================================           ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                              ========       =========       ======           ========      =========          =====
Held to Maturity:
U.S. Treasury Bills........   $ 11,722       $  11,722    $  11,716           $ 16,313      $  16,313       $ 16,329
                              ========       =========    =========           ========      =========       ========

     The gross unrealized gains (losses) on investment securities, at June 30, 2008 and December 31, 2007 consist of the following:

(in  thousands)                                                                                  2008          2007
                                                                                             ========      ========
Held to Maturity:.
Gross unrealized gains..................................................................     $      -      $     17
                                                                                             ========      ========
Gross unrealized losses.................................................................     $     (6)     $     (1)
                                                                                             ========      ========

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Realized gains on the sales of investment securities available for sale for the second quarter and six months ended June 30 as follows:

                                                                                       Second Quarter       Six Months
(in thousands)                                                                              2007               2007
                                                                                       ==============       ==========

Net sale proceeds.......................................................................  $     574         $    1,344
Cost basis..............................................................................       (446)            (1,060)
                                                                                       ------------         ----------
Realized gains.........................................................................   $     128         $      284
                                                                                       ============         ==========

     No investment securities were sold during the second quarter or six month periods ended June 30, 2008.

Note 6 - Property Owned

     The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value. Therefore, the carrying value of the property as of June 30, 2008, has not been impaired.

     Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements, if any, would typically be depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.

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

     The Company has calculated a net deferred tax asset of $32 million as of June 30, 2008 and December 31, 2007, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's which could be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

     There were no unrecognized tax benefits at December 31, 2007 or June 30, 2008. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties. The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service ("IRS") or state authorities and the Company has not been notified of any potential tax audits by any federal, state or local tax authorities. As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2004.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based upon the Company's federal income tax returns as filed from 1993 to 2006 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward as noted herein, as of June 30, 2008, the Company has NOL carryforwards aggregating approximately $33 million, available to reduce future federal taxable income which expire if unused beginning in 2009.

     The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards ("AMT Credits"), which are not subject to expiration. Based on the filing of the Carryback Claims, as defined and further discussed below, the Company is seeking to realize approximately $8 million of the $21 million of AMT Credits.

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

     The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however, all of the information still has not been received. The Company believes, as a result of remaining consolidated with Carteret FSB for federal income tax return purposes, that the Company's tax basis in Carteret/Carteret FSB can be converted into NOL's which could be available to carryforward/carryback into various federal income tax return years. However; since all of the Carteret FSB tax information has not been received, the Company is unable to determine with certainty, the amount of or the years in which any NOL's may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     In March 2000, the Company filed several carryback claims and amendments to previously filed carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS Appeals officials completed their review of the Carryback Claims, and disallowed them. On April 29, 2008, the Company filed suit in the U.S. District Court for the District of Connecticut for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. On July 1, 2008, the IRS filed its answer to the Company's complaint, denying the allegations set forth in the complaint. The Company can give no assurances as to the final amounts of refunds, if any, or when they might be received as a result of this tax refund suit.

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

     Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company's originally filed federal income tax returns, the Company, based upon consultation with its legal and tax advisors, believes that no additional material federal income tax would be owed by the Company for tax year 1995 (or any other tax year), although this can not be assured based on the information currently available. This analysis included among other items, a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to provisions contained in the Internal Revenue Code, as amended. The Company; however, can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations.

     The Company is continuing to attempt to resolve these matters as part of the Supervisory Goodwill legal process and is also continuing to review the Carteret FSB federal income tax returns and the results of their inclusion with the Company's federal income tax returns as previously filed. The Company is also pursuing the Carryback Claims, as further described above, which could have an impact on the analysis of the prior year tax information. For further information on the Supervisory Goodwill legal proceedings, see Note 3 herein.

     The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential inter-relationship of the Carteret FSB federal income tax returns with the Company's federal income tax positions. It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

     In June 2008, the Company recorded other income of $247,000 attributable to an IRS interest refund, consented to by the IRS in June 2008, and received by the Company in July 2008. The refund resulted from the Company's pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 8 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net loss and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition and amortization of additional minimum pension liability, as follows:

                                           Second Quarter Ended                          Six Months Ended
(in thousands)                                June 30, 2007                                June 30, 2007
                               ===========================================   ==========================================
                               Minimum      Unrealized       Accumulated     Minimum      Unrealized      Accumulated
                               Pension      Gains (Losses)   Other           Pension      Gains (Losses)  Other
                               Liability    on Investment    Comprehensive   Liability    on Investments  Comprehensive
                               Adjustment   Securities       Income (Loss)   Adjustment   Securities      Income (Loss)
                               ==========   =============    =============   ==========   ==============  =============
Balance beginning of period....$    (190)   $        138     $        (52)   $    (474)   $         138   $       (336)

Reclassification adjustment for
  gains realized in net loss...        -            (117)            (117)           -             (184)          (184)

Change during the period.......      190               6              196          474               73            547
                               ----------   -------------    -------------   ----------   --------------  -------------
Balance end of period..........$       -    $         27     $         27    $       -    $          27   $         27
                               ==========   =============    ==== ========   ==========   ==============  =============

Note 9 - Stock-Based Compensation

     Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2018. In 2008, the Board of Directors and the Company's stockholders approved an amendment to the 1993 Plan to extend the termination date for the period during which awards may be granted under the 1993 Plan for an additional 10 years to May 28, 2018 from May 28, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of June 30, 2008, there were 4,134,000 shares available for future stock option grants. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

     No stock based compensation expense was recorded in the second quarter and six months ended June 30, 2008 and June 30, 2007, as all previously granted options vested as of January 2, 2007. No stock option awards have been granted since January 2005. Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations with corresponding increase paid in capital in the statement of stockholders' equity.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     The fair value of option awards are estimated on the date of grant using the Black-Scholes-Merton option valuation model ("Black-Scholes") that uses certain assumptions at the time of valuation. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant. No adjustments were made to the input assumptions for the calculation of the fair value of stock options granted in 2005 from the pro forma amounts previously presented in the Company's prior period financial statements.

     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions utilized were management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from the amounts previously recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

     The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options have been granted since January 2005.

     The following table reports stock option activity during the six month period ended June 30, 2008:

                                                                                Weighted
                                                                  Weighted       Average
                                                                   Average      Remaining
                                                     Number of    Exercise     Contractual
                                                      Shares        Price      Life (in years)
                                                     --------     --------     ---------------
         Outstanding at January 1, 2008......        876,000      $  0.93
         Expired.............................        (10,000)        3.65
                                                     --------     ========
         Outstanding at June 30, 2008........        866,000      $  0.90           5.04
                                                     ========     ========          ====
         Exercisable at June 30, 2008........        866,000      $  0.90           5.04
                                                     =======      ========          ====

     At June 30, 2008, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is included herein.

     There were no outstanding option shares vesting during the six month period ended June 30, 2008. The total fair value of shares vested during the six month period ended June 30, 2007, was $96,000. As of June 30, 2008, there was no unamortized compensation cost related to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

     Options to purchase 866,000 shares of common stock for the six months ended June 30, 2008, and 876,000 shares of common stock for the six months ended June 30, 2007, were excluded from the computation of diluted earnings per share because these options were antidilutive.

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

     In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment was paid from the Company's available financial resources. There was no Supplemental Plan expense for the six months ended June 30, 2008, compared to $349,000 and $868,000 for the second quarter and six months ended June 30, 2007, respectively. As a result of the termination of the Supplemental Plan, as of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company. See the Company's Annual Report on Form 10-K for the year ended December 31, 2007, Item 8 - Note 7 for further information.

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $8,000 and $57,000 for the second quarter and six months ended June 30, 2008, respectively and $3,000 and $53,000 for the second quarter and six months ended June 30, 2007, respectively. All contributions are subject to maximum limitations contained in the Code.

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

                                                         Average
                                                        Price Paid
                                               Total     per Share            Total Number
                                           Number of    (including        Shares Purchased               Maximum Number
                                              Shares        broker     as Part of Publicly       Shares that may yet be
                                           Purchased   commission)         Announced Plans     Purchased under the Plan
                                           ---------   -----------     --------------------    ------------------------
Beginning balance January 1, 2008.........                                     2,424,855               7,575,145

January 1, 2008 - January 31, 2008........   189,100        $0.43              2,613,955               7,386,045
February 1, 2008 - February 28, 2008......         -         -                 2,613,955               7,386,045
March 1, 2008 - March 31, 2008............         -         -                 2,613,955               7,386,045
April 1, 2008 - April 30, 2008............    70,400         0.38              2,684,355               7,315,645
May 1, 2008 - May 31, 2008................         -         -                 2,684,355               7,315,645
June 1, 2008 - June 30, 2008..............         -         -                 2,684,355               7,315,645
                                           --------
Total....................................   259,500
                                           ========

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at June 30, 2008, aggregated $17,957,000 consisting principally of cash and cash equivalents of $3,822,000, investment securities of $11,722,000 and real estate owned of $2,094,000. At June 30, 2008, the Company's liabilities aggregated $924,000. Total stockholders equity was $17,033,000.

     For the six months ended June 30, 2008, cash of $3,440,000 was used by operations, primarily due to the payment of legal expenses relating to the Supervisory Goodwill trial and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the six months ended June 30, 2008 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents and the Company's current financial resources. Management believes that the Company's capital resources are sufficient to continue operations for the next twelve months.

     For the six months ended June 30, 2007, cash of $17,913,000 was used by operations, primarily due to the payment of the Supplemental Plan lump-sum benefit payment of $16,676,115, as further discussed above, and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the first six months of 2007 were satisfied by the Company's financial resources and the receipt of investment earnings on investment securities and cash equivalents.

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

     As of June 30, 2008, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of June 30, 2008, has not been impaired.

     There are no material commitments for capital expenditures as of June 30, 2008. Inflation has had no material impact on the business and operations of the Company.

     Pursuant to the Company's common stock repurchase plan (the "Repurchase Plan"), during the six months ended June 30, 2008, the Company repurchased for approximately $107,000 an aggregate of 259,500 shares of common stock from unaffiliated parties at various prices. See Part I - Item 1 - Note 11 for further details with regard to the Repurchase Plan.

     Results of Operations for the Second Quarter and Six months ended June 30, 2008 vs. the Second Quarter and Six months ended June 30, 2007

     The Company currently earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company's management believes that operating cash needs for the next twelve months will be met principally by the receipt of investment earnings on investment securities and cash equivalents and the Company's current financial resources. The Company's main source of revenue in 2008 was non-operating revenue consisting of investment earnings.

     No rental income from real estate owned was earned for the 2008 or 2007 periods.

     Compensation and benefits decreased to $449,000 and $949,000 in the second quarter and six months ended June 30, 2008, respectively, compared with $1,116,000 and $2,249,000 in the respective 2007 periods. The decrease is primarily due to a decrease in the Supplemental Plan expense in the second quarter and six month periods ended June 30, 2008, as a result of the Supplemental Plan termination as of May 31, 2007, versus the same 2007 periods as further described below and a lower level of incentive compensation accruals in the 2008 periods versus the same 2007 periods.

     There was no Supplemental Plan expense for the second quarter and six months ended June 30, 2008, compared to $349,000 and $868,000 for the second quarter and six months ended June 30, 2007, respectively. As a result of the termination of the Supplemental Plan, as of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company.

     The Supplemental Plan expense reflects recognition of an expense of $159,000 and $394,000 for the second quarter and six months ended June 30, 2007, respectively, recorded to increase the Supplemental Plan liability to the present value of the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan.

     An additional Supplemental Plan expense of $190,000 and $474,000 in the second quarter and six months ended June 30, 2007, respectively was recorded to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The amortization of the additional minimum pension liability in the 2007 period, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity.

     No stock based compensation expense was recorded in the six months ended June 30, 2008 or June 30, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005.

     Professional and outside services increased to $906,000 and $2,773,000 in the second quarter and six months ended June 30, 2008, respectively compared to $909,000 and $1,373,000 in the respective 2007 periods. The increase in the 2008 six month period as compared to the respective 2007 period is principally the result of a higher level of legal and professional fees relating to the Supervisory Goodwill litigation in 2008 versus 2007. The Supervisory Goodwill litigation expenses for the 2008 period include expenses relating to the preparation for the trial, actual trial expenses and post trial brief preparation incurred during the first half of 2008. The Supervisory Goodwill litigation expenses in the 2007 period included expenses incurred in connection with discovery and preparation of expert reports and deposition of the Company's and government witnesses.

     Interest income in the second quarter and six months ended June 30, 2008, decreased to $94,000 and $247,000, respectively, from $394,000 and $859,000 in the respective 2007 periods. The decrease is principally due to a lower level of cash equivalents and investment securities as a result of the Supplemental Plan lump-sum benefit payment to Mr. Bianco. The payment decreased the Company's cash equivalents and investment securities by approximately $16.7 million, resulting in a decrease in the interest income earned by the Company beginning in June 2007. The decreased interest income is also due to a decreased investment yield in the six months ending June 30, 2008, compared with the respective 2007 period. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities as of June 30, 2008.

     For the second quarter and six months ended June 30, 2007, realized gains on sales of investment securities available for sale were $128,000 and $284,000, respectively. No investment securities available for sale were sold in the second quarter and six months ended June 30, 2008.

     Other income of $247,000 in the second quarter and six months ended June 30, 2008, is attributable to an Internal Revenue Service ("IRS") interest refund, consented to by the IRS in June 2008, and received by the Company in July 2008. The IRS refund resulted from the Company's pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year.

     The Company recognized no income tax provision for the second quarter and six months ended June 30, 2008, as compared with $25,000 and $50,000 for the second quarter and six months ended June 30, 2007, respectively. The income tax provision is primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATION
(in thousands)                                                     Payment Due By Period
                                            ===============================================================
                                                       Less Than       One to       Three to     More than
                                            Total       One Year    Three Years    Five Years    Five Years
                                            -----      ---------    -----------    ----------    ----------

Operating leases.......................     $  32      $     13     $        19    $        -    $        -
                                            -----      --------     -----------    ----------    ----------
Total obligations......................     $  32      $     13     $        19    $        -    $        -
                                            =====      ========     ===========    ==========    ==========

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                        June 30, 2008             December 31, 2007
                                                   =====================        =========================
                                                    Carrying       Fair         Carrying             Fair
                                                     Value         Value        Value               Value
(in thousands)                                     ---------       -----        --------            -----

U.S. Treasury Bills and Notes...............        $ 11,722      $ 11,716      $ 16,313          $ 16,329
                                                    ========      ========      ========          ========

Weighted average interest rate..............            1.88%                       4.77%
                                                    ========                    ========

     The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the period.

     The Company held no portfolio of equity securities as of June 30, 2008 or December 31, 2007.

Item 4T.  CONTROLS AND PROCEDURES

     Our disclosure controls and procedures include our controls and other procedures to ensure that information required to be disclosed in this and other reports under the Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the time periods.

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

     There have been no changes during the most recent fiscal quarter in our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
         Attn:  Shareholder Services

     The Company is subject to the informational requirements of the Exchange Act. Accordingly, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission ("SEC") EDGAR Database available on the SEC's website at www.sec.gov. Materials filed with the SEC may also be read or copied by visiting the SEC's Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

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

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders on May 16, 2008, a vote was taken for the election of two Directors of the Company to hold office for a three year term and until their successors shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for the nominee was as follows:

  Nominee                                        For                  Withheld
================                              =========               =========

Richard A. Bianco                            29,480,063              4,005,066
Philip M. Halpern                            29,752,114              3,733,015

     There were no broker non-votes. The terms of directors Robert E. Long and Salvatore Trani continued after the meeting.

     A vote was also taken on the proposal to ratify the appointment of UHY LLP as the independent accountants for the Company for the year ending December 31, 2008. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

    For                       Against                       Abstain
 =========                  =========                      =========

  32,758,590                637,071                        89,465

     There were no broker non-votes.

     A vote was also taken on the proposal to approve an amendment to AmBase Corporation's 1993 Stock Incentive Plan, extending the termination date for the period during which awards may be granted under the 1993 Plan to May 28, 2018 from May 28, 2008. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

    For                       Against                       Abstain
 =========                  =========                      =========
  11,096,356                4,259,962                      32,274

     There were 18,096,537 broker non-votes.

     The foregoing proposals are described more fully in the Company's definitive proxy statement, filed with the Securities and Exchange Commission on March 28, 2008 pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

     Exhibit  31.1  Rule  13a-14(a)  Certification  of Chief  Executive  Officer
     Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer Exhibit32.1 Section 1350 Certification of Chief Executive Officer
     Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

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


Date:  July 28, 2008