Form 10-Q
period 2008-09-30
AMBASE CORP
filed 2008-11-12
CIK 20639

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2008

                                       or

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __ Accelerated Filer __ Non-Accelerated Filer X
Smaller Reporting Company __                                        ----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES              NO     X
     -------         --------

     At October 31, 2008, there were 43,432,464 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2008
TABLE OF CONTENTS                                                                                             Page
                                                                                                             ------

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited).....................................................................1

Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................................................15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................18

Item 4T.     Controls and Procedures.............................................................................18

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...................................................................................19

Item 1A.     Risk Factors........................................................................................19

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.........................................20

Item 3.      Defaults Upon Senior Securities.....................................................................20

Item 4.      Submission of Matters to a Vote of Security Holders.................................................20

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

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                       AMBASE CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
              (in thousands, except for share and per share amounts)
                                                                                  September 30,       December 31,
                                                                                           2008               2007
                                                                                       ========          =========
Assets:
Cash and cash equivalents.........................................................     $  3,079           $  2,894
Investment securities:
    Held to maturity (market value $11,802 and $16,329, respectively).............       11,779             16,313
                                                                                       --------           --------
Total investment securities.......................................................       11,779             16,313
                                                                                       --------           --------
Real estate owned:
  Land............................................................................          554                554
  Buildings and improvements......................................................        1,900              1,900
                                                                                       --------           --------
                                                                                          2,454              2,454
  Less:  accumulated depreciation.................................................         (373)              (334)
                                                                                       --------           --------
Real estate owned, net............................................................        2,081              2,120
Other assets......................................................................           96                232
                                                                                       --------           --------
Total assets......................................................................     $ 17,035           $ 21,559
                                                                                       ========           ========
Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities..........................................     $    660           $    962
Other liabilities.................................................................           11                 19
                                                                                       --------           --------
Total liabilities.................................................................          671                981
                                                                                       --------           --------
Commitments and contingencies (Note 3)............................................            -                  -

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and
   43,496,364 outstanding in 2008 and 43,858,664 outstanding in 2007).............          464                464
Paid-in capital...................................................................      548,044            548,044
Accumulated deficit...............................................................     (530,123)          (526,057)
Treasury stock, at cost - 2,913,643 and 2,551,343 shares, respectively............       (2,021)            (1,873)
                                                                                       --------           --------
Total stockholders' equity........................................................       16,364             20,578
                                                                                       --------           --------
Total liabilities and stockholders' equity........................................     $ 17,035           $ 21,559
                                                                                       ========           ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                      (in thousands, except per share data)
                                                                         Third Quarter                  Nine Months
                                                                       2008           2007           2008          2007
                                                                       ====           ====           ====          ====
Operating expenses:
Compensation and benefits.........................................    $   425       $     535    $   1,374     $  2,783
Professional and outside services.................................        176             244        2,949        1,617
Property operating and maintenance................................         25              35           73           87
Depreciation  ....................................................         13              12           39           38
Insurance.........................................................         16              17           60           61
Other operating...................................................         44              15          136          113
                                                                     --------       ---------    ---------     ---------
                                                                          699             858        4,631        4,699
                                                                     --------       ---------    ---------     --------
Operating loss....................................................       (699)           (858)      (4,631)      (4,699)
                                                                     --------       ---------    ---------     --------
Interest income...................................................         71             244          318        1,103
Realized gains on sales of investment securities..................          -              26            -          310
Other income......................................................          -               -          247            -
                                                                      -------       ---------    ---------     --------
Loss before income taxes..........................................       (628)           (588)      (4,066)      (3,286)
Income tax expense................................................          -               -            -          (50)
                                                                      -------       ---------    ---------     --------
Net loss..........................................................    $  (628)      $    (588)   $  (4,066)    $ (3,336)
                                                                      =======       =========    =========     =======
Net loss per common share:
Net loss - basic..................................................    $ (0.01)      $   (0.01)   $   (0.09)    $  (0.07)
                                                                      =======       =========    =========     ========
Net loss - assuming dilution......................................    $ (0.01)      $   (0.01)   $   (0.09)    $  (0.07)
                                                                      =======       =========    =========     ========
Weighted average common shares outstanding:
Basic.............................................................     43,566          44,703       43,635       44,845
                                                                      =======       =========    =========     ========
Diluted...........................................................     43,566          44,703       43,635       44,845
                                                                      =======       =========    =========     ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                Third Quarter and Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)

                                                                           Third Quarter               Nine Months
                                                                           2008      2007            2008       2007
                                                                           =====     =====           ====       =====

Net loss............................................................     $ (628)   $  (588)        $ (4,066)  $ (3,336)

Amortization of minimum pension liability adjustment................          -          -                -        474

Reclassification adjustments for gains realized in net loss.........          -        (27)               -       (138)

                                                                         ------    -------         --------   --------
Comprehensive loss...................................................    $ (628)   $  (615)        $ (4,066)  $ (3,000)
                                                                         ======    =======         ========   ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30
                                   (Unaudited)
                                 (in thousands)
                                                                                           2008          2007
Cash flows from operating activities:                                                      ====          ====
Net loss........................................................................      $  (4,066)     $  (3,336)
Adjustments to reconcile net loss to net cash used by
       operations:
    Depreciation and amortization...............................................             39             38
    Accretion of discount - investment securities...............................              -            (34)
     Realized gains on sales of investment securities...........................              -           (310)
    Amortization of minimum pension liability adjustment........................              -            474
Changes in other assets and liabilities:
    Accrued interest receivable in investment securities........................             59             57
    Other assets................................................................            136          1,178
    Accounts payable and accrued liabilities....................................           (302)          (275)
    Other liabilities...........................................................             (8)           387
    Payment of Supplemental Plan lump-sum benefit...............................              -        (16,676)
    Other.......................................................................              -             (2)
                                                                                      ---------      ----------
Net cash used by operating activities...........................................         (4,142)       (18,499)
                                                                                      ---------      ----------
Cash flows from investing activities:
Maturities of investment securities - held to maturity..........................         25,338         49,433
Purchases of investment securities - held to maturity...........................        (20,863)       (31,782)
Sales of investment securities - available for sale.............................              -          1,620
Purchases of investment securities - available for sale.........................              -            (31)
                                                                                      ---------      ----------
Net cash provided by investing activities.......................................          4,475         19,240
                                                                                      ---------      ----------
Cash flows from financing activities:
Common stock repurchased........................................................           (148)          (138)
                                                                                      ---------      ----------
Net cash used by financing activities...........................................           (148)          (138)
                                                                                      ---------      ----------
Net change in cash and cash equivalents.........................................            185            603
Cash and cash equivalents at beginning of period................................          2,894          2,601
                                                                                      ---------      ----------
Cash and cash equivalents at end of period......................................      $   3,079      $   3,204
                                                                                      =========      =========
Supplemental cash flow disclosures:
Income taxes paid...............................................................      $       1      $      83
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

     The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company currently earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including the Supervisory Goodwill litigation see Part I - Item 1 -
Note 3.

     The Company's management believes that operating cash needs for the next twelve months will be met principally by the receipt of earnings on investment securities and cash equivalents, and the Company's current financial resources.

     Note 2 - Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair values, establishes a framework for measuring fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of January 1, 2008 for financial assets and liabilities only. There was no significant effect on the Company's financial statements. As of September 30, 2008, the Company's financial assets include held to maturity investments. The Company determines fair value for such investments, based on quoted market prices in active markets (i.e. Level 1 as defined under SFAS 157). The Company is continuing to carry such investments at amortized cost. The Company does not believe that the adoption of SFAS 157 to non-financial assets and liabilities will significantly effect its financial statements.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

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

     The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation - Pursuant to the Court's post-trial scheduling order as revised, on July 1, 2008, the Company filed its post-trial brief and proposed findings of fact. The FDIC also filed its post-trial brief on July 1, 2008. In September 2008, the DOJ filed its post-trial brief and proposed findings of fact. In October 2008, the Company filed its post-trial reply brief and the FDIC filed its post-trial reply brief in November 2008. Post-trial briefing is currently scheduled to be concluded in 2008. The Court has currently scheduled a presentation of closing arguments for January 27, 2009. The Company believes any decision rendered by Judge Smith on damages, as well as his decision relating to his authority to review and consider the validity of the alleged receivership deficit, will likely be appealed to the U.S. Court of Appeals for the Federal Circuit.

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

     Note 5 - Investment Securities

     Investment securities - held to maturity, consist of U.S. Treasury Bills with original maturities over three months and are carried at amortized cost (which includes accrued interest), based upon the Company's intent and ability to hold these investments to maturity.

     Investment securities consist of the following:

                                             September 30, 2008                           December 31, 2007
                             ======================================           ======================================
                                               Cost or                                        Cost or
                              Carrying       Amortized         Fair           Carrying      Amortized           Fair
(in thousands)                   Value            Cost        Value              Value           Cost          Value
                              ========       =========        =====           ========      =========          =====
Held to Maturity:
U.S. Treasury Bills........  $  11,779       $  11,779    $  11,802          $  16,313      $  16,313      $  16,329
                             =========       =========    =========          =========      =========      =========

     The gross unrealized gains (losses) on investment securities, at September 30, 2008 and December 31, 2007 consist of the following:

(in  thousands)                                                                                  2008         2007
                                                                                               =======       =======
Held to Maturity:.
Gross unrealized gains..................................................................     $      23       $    17
                                                                                             =========       =======

Gross unrealized losses.................................................................     $       -       $    (1)
                                                                                             =========       =======

Realized gains on the sales of investment securities available for sale for the third quarter and nine months ended September 30 follow:

                                                                                       Third Quarter       Nine Months
(in thousands)                                                                              2007              2007
                                                                                         =======            =======

Net sale proceeds.......................................................................  $  276            $ 1,620
Less:  Cost basis.......................................................................     250              1,310
                                                                                          ------            -------
Realized gains..........................................................................  $   26            $   310
                                                                                          ======            =======

     No investment securities were sold during the third quarter or nine month periods ended September 30, 2008.

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

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value, and; therefore, the carrying value of the property as of September 30, 2008, has not been impaired.

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

     The Company has calculated a net deferred tax asset of $39 million as of September 30, 2008 and $32 million as of December 31, 2007, arising primarily from net operating loss ("NOL") carryforwards, alternative minimum tax ("AMT") credits (not including the anticipated tax effects of NOL's which could be generated from the Company's tax basis in Carteret Savings Bank, F.A. and subsidiaries ("Carteret"), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

     There were no unrecognized tax benefits at December 31, 2007 or September 30, 2008. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties. The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service ("IRS") or state authorities and the Company has not been notified of any potential tax audits by any federal, state or local tax authorities. As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2004.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Based upon the Company's federal income tax returns as filed from 1993 to 2007 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward as noted herein, as of September 30, 2008, the Company has NOL carryforwards aggregating approximately $53 million, available to reduce future federal taxable income which expire if unused beginning in 2009.

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

     The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however, all of the information still has not been received. The Company believes, as a result of remaining consolidated with Carteret FSB for federal income tax return purposes, that the Company's tax basis in Carteret/Carteret FSB can be converted into NOL's, as tax losses are incurred, which could be available to carryforward/carryback into various federal income tax return years. However; since all of the Carteret FSB tax information has not been received, the Company is unable to determine with certainty, the amount of or the years in which any NOL's may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated.

     Based on information received to date, and prior to the recognition of the 1992 tax losses reflected on the Company's 1992 amended federal income tax return, as further described below, the Company estimated that as of December
1992 it initially had a remaining tax basis in Carteret/Carteret FSB of approximately $158 million.

     Based on the Company's Election Decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB, (the "1992 Amended Return"). As part of the 1992 Amended Return, approximately $56 million, (of the initial $158 million), of Carteret/Carteret FSB tax basis is expected to be converted into NOL carryforwards, (as tax losses are incurred), in tax year 1992 and will have expired in 2007, unless they are absorbed in earlier years based on inclusion of certain items in the consolidated group. The Company is still in the process of reviewing its consolidated federal income tax returns for 1993 and subsequent years.

     The Carteret/Carteret FSB tax basis, of approximately $102 million, remaining after recognition of the 1992 Amended Return, may be converted into NOL carryforwards/carrybacks as additional tax losses are incurred by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; utilized in other tax years; or could begin to expire in 2008 based upon the year any NOL's are ultimately generated. The Company can give no assurances with regard to the 1992 Amended Return, subsequent year returns, or the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company's tax basis in Carteret/Carteret FSB.

     Any NOL's ultimately generated from the Company's tax basis in Carteret/Carteret FSB, would be in addition to the NOL carryforwards/carrybacks generated based on the Company's federal income tax returns as previously filed, as further detailed above.

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     In March 2000, the Company filed several carryback claims and amendments to previously filed carryback claims with the IRS (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims, and disallowed them. On April 29, 2008, the Company filed suit against the United States in the U.S. District Court for the District of Connecticut for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. On July 1, 2008, the United States filed its answer to the Company's complaint, denying the allegations set forth in the complaint. The Company can give no assurances as to the final amounts of refunds, if any, or when they might be received as a result of this tax refund suit.

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

                       AMBASE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

     Note 8 - Comprehensive Income (Loss)

     Comprehensive income (loss) is composed of net loss and other comprehensive income (loss) which includes the change in unrealized gains (losses) on investment securities available for sale and recognition and amortization of additional minimum pension liability, as follows:

                                           Third Quarter Ended                       Nine Months Ended
(in thousands)                             September 30, 2007                        September 30, 2007
                               =========================================  ========================================
                               Minimum      Unrealized     Accumulated    Minimum      Unrealized     Accumulated
                               Pension      Gains (Losses) Other          Pension      Gains (Losses) Other
                               Liability    on Investment  Comprehensive  Liability    on Investments Comprehensive
                               Adjustment   Securities     Income (Loss)  Adjustment   Securities     Income (Loss)
                               ==========   =============  =============  ==========   =============  =============
Balance beginning of period....$       -      $     27       $   27       $   (474)      $  138          $  (336)

Reclassification adjustment for
  gains realized in net loss....       -           (27)         (27)             -         (211)            (211)

Change during the period........       -             -            -            474           73              547
                               ----------   -------------  -------------  ----------   -------------  -------------
Balance end of period..........$       -      $      -       $    -       $      -       $    -          $     -
                               ==========   =============  =============== =========   =============  =============

     Note 9 - Stock-Based Compensation

     Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2018. In 2008, the Board of Directors and the Company's stockholders approved an amendment to the 1993 Plan to extend the termination date for the period during which awards may be granted under the 1993 Plan for an additional 10 years to May 28, 2018 from May 28, 2008. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of September 30, 2008, there were 4,134,000 shares available for future stock option grants. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

     No stock based compensation expense was recorded in the third quarter and nine months ended September 30, 2008 and September 30, 2007, as all previously granted options vested as of January 2, 2007. No stock option awards have been granted since January 2005. Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations with a corresponding increase to paid in capital.

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

     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions utilized were management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from the amounts previously recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued.

     The following table reports stock option activity during the nine month period ended September 30, 2008:

                                                                                Weighted
                                                                 Weighted       Average
                                                                 Average        Remaining
                                                    Number of    Exercise      Contractual
                                                     Shares        Price      Life (in years)
                                                   ----------   -----------  -----------------
         Outstanding at January 1, 2008......        876,000       $0.93
         Expired.............................        (10,000)       3.65
                                                   ----------      =====
         Outstanding at September 30, 2008...        866,000       $0.90           5.04
                                                   ==========      =====           ====
         Exercisable at September 30, 2008...        866,000       $0.90           5.04
                                                   ==========      =====           ====

     At September 30, 2008, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company's stock; therefore, no intrinsic value for stock options is included herein.

     There were no outstanding option shares vesting during the nine month period ended September 30, 2008. The total fair value of shares vested during the nine month period ended September 30, 2007, was $96,000. As of September 30, 2008, there was no unamortized compensation cost related to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

     Options to purchase 866,000 shares of common stock for the nine months ended September 30, 2008, and 876,000 shares of common stock for the nine months ended September 30, 2007, were excluded from the computation of diluted earnings per share because these options were antidilutive.

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

     In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company's Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment was paid from the Company's available financial resources. There was no Supplemental Plan expense for the nine months ended September 30, 2008, compared to $868,000 for the nine months ended September 30, 2007. As a result of the termination of the Supplemental Plan, as of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company. See the Company's Annual Report on Form 10-K for the year ended December 31, 2007, Item 8 - Note 7 for further information.

     The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions. The Company's matching contributions to the Savings Plan, charged to expense, were $11,000 and $68,000 for the third quarter and nine months ended September 30, 2008, respectively and $4,000 and $57,000 for the third quarter and nine months ended September 30, 2007, respectively. All contributions are subject to maximum limitations contained in the Code.

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

                                                           Average
                                                        Price Paid
                                               Total     per Share            Total Number
                                           Number of    (including        Shares Purchased               Maximum Number
                                              Shares        broker     as Part of Publicly       Shares that may yet be
                                           Purchased   commission)         Announced Plans     Purchased under the Plan
                                           ---------   -----------     --------------------    ------------------------
Beginning balance January 1, 2008.........                                     2,424,855               7,575,145

January 1, 2008 - January 31, 2008........   189,100        $0.43              2,613,955               7,386,045
February 1, 2008 - February 28, 2008......         -         -                 2,613,955               7,386,045
March 1, 2008 - March 31, 2008............         -         -                 2,613,955               7,386,045
April 1, 2008 - April 30, 2008............    70,400         0.38              2,684,355               7,315,645
May 1, 2008 - May 31, 2008................         -         -                 2,684,355               7,315,645
June 1, 2008 - June 30, 2008..............         -         -                 2,684,355               7,315,645
July 1, 2008 - July 31, 2008..............         -         -                 2,684,355               7,315,645
August 1, 2008 - August 31, 2008..........    50,000         0.41              2,734,355               7,265,645
September 1, 2008 - September 30, 2008....    52,800         0.38              2,787,155               7,212,845
                                           ---------
Total....................................    362,300
                                           =========

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

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's assets at September 30, 2008, aggregated $17,035,000 consisting principally of cash and cash equivalents of $3,079,000, investment securities of $11,779,000 and real estate owned of $2,081,000. At September 30, 2008, the Company's liabilities aggregated $671,000. Total stockholders equity was $16,364,000.

     For the nine months ended September 30, 2008, cash of $4,142,000 was used by operations, primarily due to the payment of legal expenses relating to the Supervisory Goodwill trial and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the nine months ended September 30, 2008 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents and the Company's financial resources. Management believes that the Company's liquid assets are sufficient to continue operations for the next twelve months.

     For the nine months ended September 30, 2007, cash of $18,499,000 was used by operations, primarily due to the payment of the Supplemental Plan lump-sum benefit payment of $16,676,115, and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the first nine months of 2007 were satisfied by the Company's financial resources and the receipt of investment earnings on investment securities and cash equivalents.

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

     As of September 30, 2008, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

     Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair market value exceeds the property's current carrying value; and, therefore the carrying value of the property as of September 30, 2008, has not been impaired.

     There are no material commitments for capital expenditures as of September 30, 2008. Inflation has had no material impact on the business and operations of the Company.

     Pursuant to the Company's common stock repurchase plan (the "Repurchase Plan"), during the nine months ended September 30, 2008, the Company repurchased for approximately $148,000 an aggregate of 362,300 shares of common stock from unaffiliated parties at various prices. See Part I - Item 1 - Note 11 for further details with regard to the Repurchase Plan.

     Results of Operations for the Third Quarter and Nine months ended September 30, 2008 vs. the Third Quarter and Nine months ended September 30, 2007

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

     Compensation and benefits decreased to $425,000 and $1,374,000 in the third quarter and nine months ended September 30, 2008, respectively, compared with $535,000 and $2,783,000 in the respective 2007 periods. The decrease is primarily due to no Supplemental Plan expense in the nine month period ended September 30, 2008, as a result of the Supplemental Plan termination as of May 31, 2007, versus the same 2007 period as further described below and a lower level of incentive compensation accruals in the 2008 periods versus the same 2007 periods.

     There was no Supplemental Plan expense for the nine months ended September 30, 2008, compared to $868,000 for the nine months ended September 30, 2007. As a result of the termination of the Supplemental Plan, as of June 1, 2007, no further Supplemental Plan expense will be recognized by the Company.

     The Supplemental Plan expense for the nine months ended September 30, 2007, reflects recognition of an expense of $394,000 recorded to increase the Supplemental Plan liability to the present value of the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan. An additional Supplemental Plan expense of $474,000 in the nine months ended September 30, 2007, was recorded to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders' equity within accumulated other comprehensive loss in the Company's consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The amortization of the additional minimum pension liability in the 2007 period, although recorded as a component of compensation expense in the Company's consolidated statement of operations, did not result in a decrease in total stockholders' equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders' equity.

     No stock based compensation expense was recorded in the nine months ended September 30, 2008 or September 30, 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005.

     Professional and outside services increased to $2,949,000 in the nine months ended September 30, 2008, compared to $1,617,000 in the respective 2007 period. The increase in the 2008 nine month period as compared to the respective 2007 period is principally the result of a higher level of legal and professional fees relating to the Supervisory Goodwill litigation in 2008 versus 2007. The Supervisory Goodwill litigation expenses for the 2008 nine month period include expenses relating to the preparation for the trial, actual trial expenses, including damage experts and post trial brief preparation incurred during the nine months of 2008. The Supervisory Goodwill litigation expenses in the 2007 period included expenses incurred in connection with discovery and preparation of expert reports and deposition of the Company's and government witnesses.

     Professional and outside services expenses in the third quarter ended September 30, 2008 decreased to $176,000 versus $244,000 in the respective 2007 period. The decrease is due to the timing of Supervisory Goodwill legal expenses incurrred in the last half of 2007 versus the first half of 2008, due to costs incurred for the Supervisory Goodwill trial which commenced in February 2008.

     Interest income in the third quarter and nine months ended September 30, 2008, decreased to $71,000 and $318,000, respectively, from $244,000 and $1,103,000 in the respective 2007 periods. The decrease is principally due to a lower level of cash equivalents and investment securities as a result of the Supplemental Plan lump-sum benefit payment to Mr. Bianco in May 2007. The payment decreased the Company's cash equivalents and investment securities by approximately $16.7 million, resulting in a decrease in the interest income earned by the Company beginning in June 2007. The decreased interest income is also due to a decreased investment yield in the nine months ending September 30, 2008, compared with the respective 2007 period. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company's weighted average interest rate yield on investment securities as of September 30, 2008.

     For the third quarter and nine months ended September 30, 2007, realized gains on sales of investment securities available for sale were $26,000 and $310,000, respectively. No investment securities available for sale were sold in the third quarter and nine months ended September 30, 2008.

     Other income of $247,000 in the nine months ended September 30, 2008, is attributable to an Internal Revenue Service ("IRS") interest refund consented to by the IRS in June 2008 and received by the Company in July 2008. The IRS refund resulted from the Company's pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year.

     The Company recognized no income tax provision for the third quarter and nine months ended September 30, 2008, as compared with $50,000 for the nine months ended September 30, 2007. The income tax provision is primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

     TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)                                                          Payment Due By Period
                                                ================================================================
                                                          Less Than        One to        Three to      More than
                                                 Total     One Year      Three Years    Five Years     Five Years
                                                -------   ----------   -------------  -------------   -----------
Operating leases............................    $    32   $       13     $       19     $       -     $        -
                                                -------   ----------   -------------  -------------   -----------
Total obligations...........................    $    32   $       13     $       19     $       -     $         -
                                                =======   ==========   =============  ==============  ===========

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company holds short-term investments as a source of liquidity. The Company's interest rate sensitive investments with maturity dates of less than one year consist of the following:

                                                      September 30, 2008        December 31, 2007
                                                      ===================       =================
                                                      Carrying       Fair       Carrying     Fair
                                                       Value        Value        Value      Value
(in thousands)                                        --------      -----       --------    -----

U.S. Treasury Bills and Notes...............          $ 11,779     $ 11,802     $ 16,313    $16,329
                                                      ========     ========     ========    =======

Weighted average interest rate..............              1.88%                     4.77%
                                                      ========                  ========

     The Company's current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the period.

     The Company held no portfolio of equity securities as of September 30, 2008 or December 31, 2007.

     Item 4T. CONTROLS AND PROCEDURES

     Our disclosure controls and procedures include our controls and other procedures to ensure that information required to be disclosed in this and other reports under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the time periods.

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2008. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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


AMBASE CORPORATION



/s/  John P. Ferrara
------------------------------
By    JOHN P. FERRARA
      Vice President, Chief Financial Officer and Controller
      (Duly Authorized Officer and Principal Financial and
      Accounting Officer)


Date:  November 12, 2008