Form 10-K
period 2008-12-31
AMBASE CORP
filed 2009-03-27
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-07265

AMBASE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-2962743
(State of incorporation)	(I.R.S. Employer Identification No.)

100 Putnam Green, 3rd Floor, Greenwich, CT 06830-6027

(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 532-2000

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock ($0.01 par value)

Rights to Purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X	.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X	.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	X	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X	.

1

At February 28, 2009, there were 43,215,464 shares of registrant’s Common Stock outstanding. At June 30, 2008 the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.40 per share, was approximately $11 million. The Common Stock constitutes registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 45.

AmBase Corporation

Annual Report on Form 10-K

December 31, 2008

PART I

ITEM 1.	BUSINESS

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975 by City Investing Company (“City”). AmBase is a holding company that, through a wholly owned subsidiary, owns one commercial office building in Greenwich, Connecticut that is managed and operated by the Company. The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease. The executive office of the Company is located at 100 Putnam Green, Third Floor, Greenwich, Connecticut 06830.

The Company’s assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part II - Item 8 - Notes 9 and 10 to the Company’s consolidated financial statements. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 6 employees at December 31, 2008.

In July 2005, the Company sold its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut (“Two Soundview”). Accordingly, the results of operations of Two Soundview were retroactively reclassified as discontinued operations in accordance with Financial Account Standards Board, State of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS144”). In connection with the sale, the Company recorded a gain of $10,290,000 in 2005.

Background

City originally incorporated AmBase as the holding company for The Home Insurance Company, and its affiliated property and casualty insurance companies (“The Home”). In 1985, City, which owned all the outstanding shares of the Common Stock of the Company, distributed the Company’s shares to City’s common stockholders. The Home was sold in February 1991.

In August 1988, the Company acquired Carteret Bancorp Inc. Carteret Bancorp Inc., through its principal wholly owned subsidiary, Carteret Savings Bank, FA (“Carteret”), was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing. On December 4, 1992, the Office of Thrift Supervision (“OTS”) placed Carteret in receivership under the management of the Resolution Trust Corporation (“RTC”) and a new institution, Carteret Federal Savings Bank, was established to assume the assets and certain liabilities of Carteret. Following the seizure of Carteret, the Company was deregistered as a savings and loan holding company by the OTS, although the OTS retains jurisdiction for any regulatory violations prior to deregistration. See Part II - Item 8 - Note 10 to the Company’s consolidated financial statements for a discussion of Supervisory Goodwill litigation relating to Carteret.

In December 1997, the Company formed a new wholly owned subsidiary, SDG Financial Corp. (“SDG Financial”), to pursue merchant banking activities. SDG Financial purchased an equity interest in SDG, Inc. (“SDG”) and was granted the exclusive right to act as the investment banking/financial advisor to SDG, Inc. and all of its subsidiaries and affiliates. The Company also purchased convertible preferred and common stock in AMDG, Inc. (“AMDG”), a majority owned subsidiary of SDG. SDG and AMDG are development stage pharmaceutical companies. In connection with a litigation settlement with SDG and AMDG, the Company received $72,000 in April 2006. The Company remains a shareholder in SDG and AMDG and will continue to monitor the status of SDG and its subsidiary, AMDG, Inc. These investments have no current carrying value, as the Company’s original cost basis was previously written off.

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

AmBase Corporation
100 Putnam Green, 3rd Floor
Greenwich, CT 06830
Attn: Shareholder Services

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Company’s public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission (“SEC”) EDGAR Database available on the SEC’s website at www.sec.gov. Materials filed with the SEC may also be read or copied by visiting the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

The Company is subject to various risks, many of which are beyond the Company’s control, which could have a negative effect on the Company and its financial condition. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect the Company’s business, financial condition, operating results and stock price. An investment in the Company’s stock involves various risks, including those mentioned below and elsewhere in this Annual Report on Form 10-K (this “Annual Report”), and those that are detailed from time to time in the Company’s other filings with the Securities and Exchange Commission. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Annual Report, before you decide whether to purchase the Company’s common stock.

The Company is a plaintiff in a legal proceeding seeking recovery of damages for the loss of the Company’s investment in Carteret. There can be no assurance of a favorable outcome for the Company in this legal proceeding.

The Company is a plaintiff in a legal proceeding seeking recovery of damages from the United States Government for the loss of the Company’s wholly owned subsidiary, Carteret Savings Bank, F.A. This legal proceeding was commenced in 1993 and will likely continue for several more years. There have been and may continue to be rulings in other “supervisory goodwill” cases which have had and/or may have adverse affects on the Company’s Supervisory Goodwill proceeding. In addition, due to the extended length of time that proceedings, rulings, trial decisions and possible appeals in this matter may take, it is not possible for the Company to predict when this matter will be resolved or the likelihood of a favorable outcome.

The Company is subject to risks inherent in owning and leasing real estate.

The Company is subject to varying degrees of risk generally related to leasing and owning real estate, many of which are beyond the Company’s control. In addition to general risks related to owning commercial real estate, the Company’s risks include, among others:

–	Deterioration in regional and local economic and real estate market conditions,
–	potential changes in supply of, or demand for rental properties similar to the Company’s,
–	competition for tenants and changes in rental rates,
–	concentration in a single real estate asset and class,
–	difficulty in reletting properties on favorable terms or at all,
–	impairments in the Company’s ability to collect rent payments when due,
–	the potential for uninsured casualty and other losses,
–	the impact of present or future environmental legislation and compliance with environmental laws,
–	adverse changes in zoning laws and other regulations,
–	changes in federal or state tax laws, and
–	acts of terrorism and war.

Each of these factors could cause a material adverse effect on the Company’s financial condition and results of operations. In addition, real estate investments are relatively illiquid, which means that the Company’s ability to promptly sell the Company’s property in response to changes in economic and other conditions may be limited.

Property taxes on the Company’s property may increase without notice.

The property the Company owns is subject to real property taxes. The real property taxes on the Company’s property and any other properties that the Company acquires in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. To the extent that the Company’s available rental space remains unoccupied or future tenants are unable or unwilling to pay such increase in accordance with their leases, the Company’s net operating expenses may increase.

The Company’s business is concentrated in Southern Connecticut, and adverse conditions in the region could negatively impact the Company’s operations.

The Company’s current operations are concentrated in Southern Connecticut, specifically in the Greenwich area. As a result, the value of the Company’s real estate is dependent on the economic strength of that region. Because of the Company’s geographic concentration and its single property, the Company’s operations are more vulnerable to adverse changes in the Greenwich economy than those of larger, more diversified companies. Should the Company experience softening in the Company’s market and not be able to offset the potential negative market influences on price and volume, the Company’s financial results could be negatively impacted.

The Company is in a competitive business.

The real estate industry is highly competitive. The Company competes for tenants for its unoccupied rental space with a large number of real estate property owners and other companies that sublet properties. The Company’s principal means of competition are rents charged in relation to the income producing potential of the location. In addition, the Company expects other major real estate investors, some with much greater resources than the Company has, may compete with the Company for attractive acquisition opportunities. These competitors include REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair the Company’s ability to make suitable property acquisitions on favorable terms in the future.

The Company’s future cash flow is dependent on renewal of leases and reletting of the Company’s space.

The Company is subject to risks that its presently available rental space may not be successfully rented, that financial distress of the Company’s tenants may lead to vacancies at the Company’s property, that leases may not be renewed, that locations may not be relet or that the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. In addition, numerous properties compete with the Company’s property in attracting tenants to lease space. The number of competitive properties in a particular area could have a material adverse effect on the Company’s ability to lease the Company’s property or newly acquired properties and on the rents charged. If the Company were unable to promptly relet or renew the leases for all or a substantial portion of this location, or if the rental rates upon such renewal or reletting were significantly lower than expected, the Company’s cash flow could be adversely affected and the resale value of the Company’s property could decline.

The Company may not be able to insure certain risks economically.

The Company may experience economic harm if any damage to the Company’s property is not covered by insurance. The Company cannot be certain that the Company will be able to insure all risks that the Company desires to insure economically or that all of the Company’s insurers will be financially viable if the Company makes a claim. The Company may suffer losses that are not covered under the Company’s insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, the Company could lose capital invested in a property, as well as any future revenue from the property.

Changes in the composition of the Company’s assets and liabilities through acquisitions, divestitures or corporate restructuring may affect the Company’s results.

The Company may make future acquisitions or divestitures of assets or changes in how such assets are held. Any change in the composition of the Company’s assets and liabilities or how such assets and liabilities are held could significantly affect the Company’s financial position and the risks that the Company faces.

The Company may not be able to generate sufficient taxable income to fully realize the Company’s deferred tax asset.

The Company has federal income tax net operating loss (“NOL”) carryforwards and other tax attributes. If the Company is unable to generate sufficient taxable income, the Company may not be able to fully realize the benefit of the NOL carryforwards.

Because the Company from time to time maintains a majority of its assets in securities, the Company may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

Currently, the Company believes that either it is not within the definition of “Investment Company” as the term is defined under the Investment Company Act of 1940 (the “1940 Act”) or, alternatively, may rely on one or more of the 1940 Act’s exemptions. The Company intends to continue to conduct its operations in a manner that will exempt the Company from the registration requirements of the 1940 Act. If the Company were to be deemed to be an investment company because of the Company’s investments securities holdings, the Company would be required to register as an investment company under the 1940 Act. The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Compliance with the 1940 Act could also increase the Company’s operating costs. Such changes could have a material adverse affect on the Company’s business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war may affect the market on which the Company’s common stock trades, the markets in which the Company operate, the Company’s operations and the Company’s results of operations.

Terrorist attacks or armed conflicts could affect the Company’s business or the businesses of the Company’s tenants. The consequences of armed conflicts are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on the Company’s business. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could be a factor resulting in, or a continuation of, an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on the Company’s operating results and revenues and may result in volatility of the market price for the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company, through a wholly owned subsidiary, owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet and is available for lease to unaffiliated third parties with approximately 3,500 square feet utilized by the Company for its executive offices.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings, including the Company’s Supervisory Goodwill litigation, see Part II - Item 8 - Note 10 to the Company’s consolidated financial statements.

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

Set forth below is a list of executive officers of the Company at December 31, 2008:

Name	Age	Title

Richard A. Bianco	61	Chairman, President and Chief Executive Officer

John P. Ferrara	47	Vice President, Chief Financial Officer and Controller

Joseph R. Bianco	64	Treasurer

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

Mr. J. Bianco was elected to the position of Treasurer of the Company in January 1998. He has dedicated his career to the financial services and investment industry. Prior to his employment with the Company in 1996, he worked for Merrill Lynch & Co. (“Merrill”) as Vice President, responsible for Sales and Marketing in the Merrill Global Securities Clearing from 1983 to 1996. Mr. Joseph R. Bianco and Mr. Richard A. Bianco are related.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company trades through one or more market makers, with quotations made available in the “pink sheets” published by the National Quotation Bureau, Inc. (“Pink Sheets”), under the symbol ABCP. The sales prices per share for the Company’s Common Stock represent the range of the reported high and low bid quotations as indicated in the Pink Sheets or as communicated orally to the Company by market makers. Such prices reflect interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2008		2007
	High	Low	High	Low
First Quarter	$0.44	$0.38	$0.59	$0.47
Second Quarter	0.47	0.36	0.52	0.47
Third Quarter	0.44	0.35	0.50	0.40
Fourth Quarter	0.37	0.16	0.44	0.40

As of February 28, 2009, there were approximately 13,700 beneficial owners of the Company’s Common Stock. No dividends were declared or paid on the Company’s Common Stock in 2008 or 2007. The Company does not intend to declare or pay dividends in the foreseeable future.

For information concerning the Company’s stockholder rights plan, seePart II - Item 8 - Note 5 to the Company’s consolidated financial statements.

Common Stock Repurchase Plan

In January 2002, the Company announced a common stock repurchase plan (the “Repurchase Plan”) which allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.

The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2008	-	-	2,424,855	7,575,145
January 1, 2008 - January 31, 2008	189,100	0.45	2,613,955	7,386,045
February 1, 2008 - February 28, 2008	-	-	2,613,955	7,386,045
March 1, 2008 - March 31, 2008	-	-	2,613,955	7,386,045
April 1, 2008 - April 30, 2008	70,400	0.38	2,684,355	7,315,645
May 1, 2008 - May 31, 2008	-	-	2,684,355	7,315,645
June 1, 2008 - June 30, 2008	-	-	2,684,355	7,315,645
July 1, 2008 - July 31, 2008	-	-	2,684,355	7,315,645
August 1, 2008 - August 31, 2008	50,000	0.41	2,734,355	7,265,645
September 1, 2008 - September 30, 2008	52,800	0.38	2,787,155	7,212,845
October 1, 2008 - October 31, 2008	63,900	0.36	2,851,055	7,148,945
November 1, 2008 - November 30, 2008	50,000	0.25	2,901,055	7,098,945
December 1, 2008 - December 31, 2008	167,000	0.22	3,068,055	6,931,945
Total	643,200

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company’s Common Stock for the past five years with the performance of the Standard & Poor’s 500 Financials Index (S&P 500 Financials) and the Standard & Poor’s 500 Stock Index (S&P 500) for that period. The graph assumes that a $100 investment was made in the Company’s Common Stock and each of the indices at the earliest date shown, and the dividends, if any, were reinvested. No dividends have been paid by the Company over the past five (5) years. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

	December 31
Company/Index	2003	2004	2005	2006	2007	2008
AmBase Corporation	100.00	118.46	80.77	76.92	61.54	24.62
S&P 500 Index	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 Financial Index	100.00	100.89	118.07	140.73	114.52	51.17

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company’s consolidated financial statements included in Part II - Item 8 of this Form 10-K. The consolidated statements of operations for the periods ended prior to the July 2005 sale of Two Soundview were retroactively reclassified to reflect the operations as discontinued operations.

(in thousands, except per share data)	Years ended December 31,
	2008	2007	2006	2005 (a)	2004

Operating revenue	$-	$-	$92	$170	$176
Interest income	353	1,305	1,846	1,034	505

Loss from continuing operations	$(4,431)	$(3,936)	$(5,463)	$(5,519)	$(4,696)
Income from discontinued operations	-	-	-	10,647	1,345

Net income (loss)	$(4,431)	$(3,396)	$(5,463)	$5,128	$(3,351)
Per share data:
Loss from continuing operations - Basic	$(0.10)	$(0.09)	$(0.12)	$(0.12)	$(0.10)
Income from discontinued operations - Basic	-	-	-	0.23	0.03
Net income (loss) - Basic	$(0.10)	$(0.09)	$(0.12)	$0.11	$(0.07)
Dividends	-	-	-	-	-
Total assets	$16,241	$21,559	$42,148	$45,883	$40,860
Total stockholders’ equity	15,928	20,578	24,667	29,682	25,574

(a)	Net income in 2005 includes a $10,298,000 gain from the sale of Two Soundview.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase is a holding company which, through a wholly-owned subsidiary, owns a commercial office building in Greenwich, Connecticut. The Company previously owned an insurance company and a savings bank.

In February 1991, the Company sold its ownership interest in The Home Insurance Company and its subsidiaries. On December 4, 1992, Carteret Savings Bank, FA (“Carteret”) was placed in receivership by the Office of Thrift Supervision (“OTS”).

The Company’s assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part I – Item 1. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at December 31, 2008, aggregated $16,241,000, consisting principally of cash and cash equivalents of $2,667,000, investment securities of $11,400,000 and real estate owned of $2,069,000. At December 31, 2008, the Company’s liabilities aggregated $313,000. Total stockholders’ equity was $15,928,000.

The Company previously sponsored a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the “Supplemental Plan”), under which only one current executive officer of the Company was the sole participant. The cost of the Supplemental Plan was previously accrued but not funded.

In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company’s Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company’s available financial resources. As a result of the termination of the Supplemental Plan, after May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company. See Results of Operations below for further information regarding the Supplemental Plan expense. For a further discussion of the Supplemental Plan termination and Mr. Bianco’s 2007 Employment Agreement, see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

For the year ended December 31, 2008, cash of $4,781,000 was used by operations, including the payment of operating expenses and prior year accruals; partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2008 were principally satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings on investment securities and cash equivalents. Management believes that the Company’s liquid assets are sufficient to continue operations for the next twelve months.

For the year ended December 31, 2007, cash of $19,116,000 was used by operations, primarily due to the payment of the Supplemental Plan lump-sum benefit payment of $16,676,115, and to a lesser extent the payment of operating expenses and prior year accruals, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2007 were principally satisfied by the Company’s financial resources and the receipt of investment earnings on investment securities and cash equivalents.

For the year ended December 31, 2006, cash of $4,519,000 was used by operations, including the payment of operating expenses and prior year accruals, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2006 were principally satisfied by investment earnings received on investment securities and cash equivalents and the Company’s financial resources.

Real estate owned consists of a commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair market value exceeds the property’s current carrying value; and, therefore the carrying value of the property as of December 31, 2008, has not been impaired.

Pursuant to the Company’s Repurchase Plan, the Company repurchased, from unaffiliated parties, an aggregate of 643,200 shares of common stock during the year ended December 31, 2008, at various dates, at market prices at their time of purchase for an aggregate cost of $219,000. See Part II - Item 8 - Note 5 for further details with regard to the Company’s purchases of common stock pursuant to its common stock repurchase plan. There are no material commitments for capital expenditures as of December 31, 2008. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims as described in Part I – Item 1. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill litigation, see Part II - Item 8 - Note 10 to the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Continuing Operations

In 2008, the Company earned non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents; the Company had no operating revenue in 2008 or 2007. The Company’s management believes that operating cash needs for the next twelve months will be met principally by the receipt of investment earnings on investment securities and cash equivalents, and the Company’s current financial resources. The Company’s main source of operating revenue in 2006 was rental income earned on real estate owned.

The Company recorded a net loss of $4,431,000 or $0.10 per share for the year ended December 31, 2008; $3,936,000 or $0.09 per share for the year ended December 31, 2007; and $5,463,000 or $0.12 per share for the year ended December 31, 2006.

No rental income was earned by the Company in 2008 or 2007. The Company received rental income from real estate owned of $92,000 in 2006. The decreased amounts in the 2008 and 2007 periods, is due to unoccupied office space currently available for lease, versus partial occupancy in the same 2006 period.

Compensation and benefits decreased to $1,533,000 in 2008 from $2,911,000 in 2007, and from $4,778,000 in 2006. The decrease in compensation and benefits in 2008 compared to 2007 is due to no Supplemental Plan expense being recognized in 2008, as a result of the Supplemental Plan termination as of May 31, 2007, as further described below and a lower level of incentive compensation accruals in 2008. Included in compensation and benefits is an accrual for the Supplemental Plan of $868,000 for 2007 and $2,539,000 for 2006. Incentive compensation accruals decreased to $179,000 in 2008 from $443,000 in 2007. The decrease in compensation and benefits in 2007 compared to 2006 is primarily due to the significant decrease in the Supplemental Plan expense in 2007, as a result of the Supplemental Plan termination as of May 31, 2007, as further described below and to a lesser extent, a lower level of incentive compensation accruals in 2007. As a result of the termination of the Supplemental Plan, after May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company.

For the year ended December 31, 2007, the Supplemental Plan expense reflects recognition of an expense of $394,000 recorded to increase the Supplemental Plan liability to the present value of the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan.

An additional Supplemental Plan expense of $474,000 in the year ended December 31, 2007, and $852,000 for the year ended December 31, 2006 was recorded to amortize the Supplemental Plan minimum pension liability adjustment. The minimum pension liability adjustment, which was included as a component of stockholders’ equity within accumulated other comprehensive loss in the Company’s consolidated financial statements, was $1,326,000 as of March 31, 2006, and was amortized on a straight line basis over the 14-month period from April 1, 2006, through May 31, 2007, as an additional Supplemental Plan expense of $284,000 per quarter. The amortization of the additional minimum pension liability in the 2007 and 2006 periods, although recorded as a component of compensation expense in the Company’s consolidated statement of operations, did not result in a decrease in total stockholders’ equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders’ equity. See Part II - Item 8 - Notes 6 and 7 to the Company’s consolidated financial statements for further information.

The Supplemental Plan expense of $2,539,000 in 2006 is due to recognition of an expense of $1,687,000, comprised of an expense of $1,224,000 recorded to increase the Supplemental Plan liability to reflect the December 31, 2006 present value of the anticipated May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan as further described in Part II – Item 8 – Note 7 to the Company’s consolidated financial statements, and an expense of $463,000 to reflect actuarially determined pension costs.

The Company adopted SFAS 123R effective on January 1, 2006. In accordance with SFAS 123R, the Company has applied the “modified prospective” method in which compensation cost for stock options is recognized beginning with the effective date. No stock based compensation expense was recorded for the years ended December 31, 2008 and 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the year ended December 31, 2006, the Company recorded $88,000 of compensation expense relating to stock options. For further information regarding the Company’s adoption of SFAS 123R and its impact on the Company’s financial statements, see Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

Professional and outside services increased to $3,286,000 in 2008 from $2,195,000 in 2007 and from $2,655,000 in 2006. The increase in the 2008 period of $1,091,000 from $2,195,000 in 2007 is principally the result of higher legal expenses relating to the Supervisory Goodwill litigation as a result of trial preparation, legal and expert trial costs and post trial brief preparation. The decrease in the 2007 period to $2,195,000 from $2,655,000 in 2006 is principally the result of a lower level of legal fees in 2007, relating to the Supervisory Goodwill litigation and to a lesser extent, a lower level of other corporate professional fees. During 2007, Supervisory Goodwill fees were principally attributable to expert report preparation costs, expert depositions of the Company’s and the Government’s witnesses and overall trial preparations costs in anticipation of the February 2008 Supervisory Goodwill trial. Supervisory Goodwill litigation expenses in 2006 includes expenses relating to discovery, brief preparation and expert reports relating to the Show Cause Hearing. See Part II - Item 8 - Note 10 to the Company’s consolidated financial statements for a discussion of the Supervisory Goodwill litigation proceedings.

Property operating and maintenance expenses were $116,000 in 2008, $122,000 in 2007, and $123,000 in 2006. Although the 2008 property operating and maintenance expenses includes increased utility costs, the overall expense amount decreased slightly from prior years as a result of overall cost reduction measures.

Interest income was $353,000 in 2008, $1,305,000 in 2007, and $1,846,000 in 2006. The decrease in 2008 compared to 2007 is due to a decreased yield on investments due to decreasing interest rates and a lower aggregate amount of cash equivalents and investment securities invested for the full year of 2008, compared with a higher average level of cash equivalents and investment securities in the first five months of 2007. The decrease in 2007 compared to 2006 is principally due to a lower level of cash equivalents and investments securities as a result of the Supplemental Plan lump-sum benefit payment in May 2007, as further described in Part I - Item 1, Note 7 to the Company’s consolidated financial statements offset slightly by an increased yield on investments due to rising interest rates. The payment decreased the Company’s cash equivalents and investment securities by approximately $16.7 million, resulting in a decrease in the interest income earned by the Company beginning in June 2007. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities.

During 2007 and 2006 realized gains on sales of investment securities available for sale were $310,000, and $45,000 respectively. The increase in 2007 is the result of a higher level of investment securities available for sale and realization of gains on sales due to market appreciation.

Other expense of $1,100,000 for 2006 is attributable to a payment in October 2006 for the settlement of potential claims by two stockholders of the Company as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Other income of $400,000 for the year ended December 31, 2006, is attributable to receipt of insurance proceeds received in connection with the settlement of those claims. The net cost to the Company for the settlement of the matter was approximately $700,000.

Other income of $247,000 in 2008 is attributable to an IRS interest refund, received by the Company in June 2008. Other income of $1,273,000 in 2006 consists of $1,201,000 attributable to an IRS interest refund, consented to by the IRS in December 2006, and received by the Company in January 2007. The IRS refunds in 2008 and 2006 resulted from the Company’s pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year. The additional $72,000 of other income in 2006 is attributable to settlement proceeds received from the litigation with SDG, Inc. The Company remains a shareholder in SDG and AMDG, but has no current carrying value for this investment, as the Company’s original cost basis was previously written off.

As noted above, during the year ended December 31, 2006, the Company recorded various amounts of other non-recurring other income and other expense from various sources and matters. The net aggregate amount of these non-recurring items resulted in the recognition of other income of $573,000, for the year ended December 31, 2006.

The Company recorded an income tax benefit of $160,000 in 2008 due to the reversal of prior year estimated tax accruals. For the years ended December 31, 2007, and December 31, 2006, the Company recorded income tax provisions of $50,000 and $132,000, respectively. The 2007 and 2006 income tax provisions were attributable to a provision for a minimum tax on capital imposed by the state of Connecticut.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included inPart II - Item 8 - Note 9 to the Company’s consolidated financial statements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$27	$14	$13	$-	$-
Total	$27	$14	$13	$-	$-

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. The determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. We believe that the following accounting policies, which are important to our financial position and results of operations, require a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For a summary of all our accounting policies, including the accounting policies discussed below, see Part II - Item 8 - Note 2 to the Company’s consolidated financial statements.

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

Income Tax Audits: The Company’s federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss (“NOL”) carryforwards currently available. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service. The accrued amounts for income taxes reflects management’s best judgment as to the amounts payable for all open tax years.

Deferred Tax Assets: As of December 31, 2008, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $39 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements,”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of December 30, 2007 for financial assets and liabilities only. There was no material impact on the Company’s consolidated financial statements. The adoption of SFAS No. 157 related to the Company’s financial assets and liabilities did not have a material impact on the fair value measurement or require expanded disclosures. See Note 11 – Financial Instruments and Fair Value Measurements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. This standard significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS No. 141(R) to any acquisitions made after January 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,”(“SFAS No. 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. The Company believes the adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 expands the disclosure provisions to apply to all entities with derivative instruments subject to SFAS No. 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS No. 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As the Company currently has no derivative instruments or hedging activities, the Company believes the adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company believes the adoption of FSP SFAS No. 142-3 will not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has not determined the impact, if any, of the adoption of SFAS No. 162.

In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of FSP EITF 03-6-1. The Company has not determined the impact, if any, of the adoption of FSP EITF 03-6-1.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP SFAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. Accordingly, because of the termination of the Supplemental Plan in May 2007, the adoption of FSP SFAS 132(R)-1 will not have a material impact on the Company’s Consolidated Financial Statements.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earning, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to those set forth in “Item 1A, Risk Factors” and elsewhere in this Annual Report and in the Company’s other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets, (ii) the volatility of the securities markets, (iii) fluctuations in interest rates, (iv) risks inherent in the real estate business, including, but not limited to, tenant defaults, changes in occupancy rates or real estate values, (v) changes in regulatory requirements which could affect the cost of doing business, (vi) general economic conditions, (vii) changes in the rate of inflation and the related impact on the securities markets, (viii) changes in federal and state tax laws, and (ix) risks arising from unfavorable decisions in the Company’s current material litigation matters, or unfavorable decisions in other supervisory goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Undue reliance should not be placed on these forward-looking statements, which are applicable only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that the Company’s expectations will be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company’s interest rate sensitive investments at December 31, 2008 and 2007, with maturity dates of less than one year consist of the following:

($ in thousands)	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value

U.S. Treasury Bills	$11,400	$11,400	$16,313	$16,329
Weighted average interest rate	-		4.77%

The Company’s current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the year.

Due to current market factors, the Company has maintained its available cash resources in U.S. Treasury Bills, which are not currently providing an investment yield.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF UHY LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmBase Corporation

We have audited the accompanying consolidated balance sheets of AmBase Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive (loss) income, and cash flows for the years then ended. Our audits also included the financial statement schedule for 2008 and 2007. The Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmBase Corporation and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included under Item 9A(T) under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and accordingly we do not express an opinion thereon.

/s/ UHY LLP

New Haven, CT

March 27, 2009

REPORT OF PRICEWATERHOUSECOOPERS LLP

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directorsand Stockholders of

AmBase Corporation

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ equity, of comprehensive loss, and of cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of AmBase Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, NY

March 27, 2007

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31

(in thousands, except per share data)

	2008	2007	2006
Revenues:

Rental income	$-	$-	$92

Operating expenses:
Compensation and benefits	1,533	2,911	4,778
Professional and outside services	3,286	2,195	2,655
Property operating and maintenance	116	122	123
Depreciation	51	51	51
Insurance	73	79	80
Other operating	132	143	200
	5,191	5,501	7,887
Operating loss	(5,191)	(5,501)	(7,795)

Interest income	353	1,305	1,846
Other expense, claims settlement	-	-	(1,100)
Other income, insurance recovery	-	-	400
Realized gains on sales of investment securities, net	-	310	45
Other income	247	-	1,273
Loss before income taxes	(4,591)	(3,886)	(5,331)

Income tax benefit (expense)	160	(50)	(132)
Net loss	$(4,431)	$(3,936)	$(5,463)

Per share data:
Net loss attributable to common stockholders - basic	$(0.10)	$(0.09)	$(0.12)
Net loss attributable to common stockholders - assuming dilution	$(0.10)	$(0.09)	$(0.12)

Weighted average common shares outstanding:
Basic	43,571	44,691	45,327
Assuming dilution	43,571	44,691	45,327

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31

 (in thousands, except for share and per share mounts)

Assets:	2008	2007
Cash and cash equivalents, (including restricted cash of $900 in 2008)	$2,667	$2,894
Investment securities:
Held to maturity (market value $11,400 and $16,329, respectively)	11,400	16,313
Total investment securities	11,400	16,313

Real estate owned:
Land	554	554
Buildings	1,900	1,900
	2,454	2,454
Accumulated depreciation	(385)	(334)

Real estate owned, net	2,069	2,120

Other assets	105	232
Total assets	$16,241	$21,559

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$304	$962
Other liabilities	9	19

Total liabilities	313	981

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,215,464 outstanding in 2008 and 43,858,664 outstanding in 2007)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(530,488)	(526,057)
Treasury stock, at cost - 3,194,543 and 2,551,343 shares, respectively	(2,092)	(1,873)
Total stockholders’ equity	15,928	20,578

Total liabilities and stockholders’ equity	$16,241	$21,559

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common stock	Additional paid-in capital	Accumulated other compre- hensive income (loss)	Accumulated deficit	Treasury stock	Total
December 31, 2005	$464	$547,956	$(1,395)	$(516,658)	$(685)	$29,682

Net loss	-	-	-	(5,463)	-	(5,463)
Stock-based compensation	-	88	-	-	-	88
Common stock repurchased	-	-	-	-	(699)	(699)
Other comprehensive income	-	-	1,059	-	-	1,059
December 31, 2006	464	548,044	(336)	(522,121)	(1,384)	24,667

Net loss	-	-	-	(3,936)	-	(3,936)
Common stock repurchased	-	-	-	-	(489)	(489)
Other comprehensive income	-	-	336	-	-	336
December 31, 2007	464	548,044	-	(526,057)	(1,873)	20,578

Net loss	-	-	-	(4,431)	-	(4,431)
Common stock repurchased	-	-	-	-	(219)	(219)
December 31, 2008	$464	$548,044	$-	$(530,488)	$(2,092)	$15,928

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,

(in thousands)

	2008	2007	2006

Net loss	$(4,431)	$(3,936)	$(5,463)
Minimum pension liability adjustment, net of tax effect of $0	-	474	852
Unrealized holding gains (losses) on investment securities - available for sale, net of tax effect of $0	-	(138)	207
Comprehensive loss	$(4,431)	$(3,600)	$(4,404)

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31

(in thousands)	2008	2007	2006

Cash flows from operating activities:
Net loss	$(4,431)	$(3,936)	$(5,463)
Adjustments to reconcile net loss to net cash used by operations:
Accretion of discount - investment securities	140	(34)	(53)
Depreciation and amortization	51	51	51
Realized gains on sales of investment securities	-	(310)	(45)
Stock-based compensation expense	-	-	88
Amortization of minimum pension liability adjustment	-	474	852
Changes in other assets and liabilities:
Accrued interest receivable in investment securities	-	125	(33)
Other assets	127	1,014	(1,197)
Accounts payable and accrued liabilities	(658)	(209)	(397)
Payment of Supplemental Plan lump-sum benefit	-	(16,676)	-
Supplemental Plan and other liabilities	(10)	387	1,677
Other	-	(2)	1
Net cash used by operating activities	(4,781)	(19,116)	(4,519)
Cash flows from investing activities:
Maturities of investment securities - held to maturity	37,036	59,164	106,561
Purchases of investment securities - held to maturity	(32,263)	(40,855)	(102,158)
Purchases of investment securities - available for sale	-	(31)	-
Sales of investment securities - available for sale	-	1,620	564
Net cash provided (used) by investing activities	4,773	19,898	4,967
Cash flows from financing activities:
Common stock repurchased	(219)	(489)	(699)
Net cash used by financing activities	(219)	(489)	(699)

Net change in cash and cash equivalents	(227)	293	(251)
Cash and cash equivalents at beginning of year	2,894	2,601	2,852
Cash and cash equivalents at end of year	$2,667	$2,894	$2,601

Supplemental cash flow disclosure:
Income taxes paid	$1	$83	$492

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation (the “Company”) is a holding company which, through a wholly owned subsidiary, owns a commercial office building in Greenwich, Connecticut and a 6.3% ownership interest in SDG, Inc. (“SDG”), a development stage pharmaceutical company. The Company previously owned an insurance company and a savings bank.

In February 1991, the Company sold its ownership interest in The Home Insurance Company and its subsidiaries. On December 4, 1992, Carteret Savings Bank, FA (“Carteret”) was placed in receivership by the Office of Thrift Supervision (“OTS”).

The Company currently earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described inNotes 9 and 10. The Company’s main source of operating revenue in 2006 was rental income earned on real estate owned.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and cash equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts, with original maturities of less than three months, are classified as cash equivalents. Included in cash and cash equivalents at December 31, 2008, is $900,000 of funds held in escrow from a proposed real estate transaction. The transaction was terminated in 2008 and the escrow funds with accrued interest were returned in March 2009. In addition, the Company was reimbursed $50,000 for related expenses, which will be reflected as other income in the Company’s March 31, 2009, consolidated financial statements.

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

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.

Stock-based compensation

Under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”), the Company may grant to officers and employees of the Company and its subsidiaries, stock options (“Options”), stock appreciation rights (“SARs”), restricted stock awards (“Restricted Stock”), merit awards (“Merit Awards”) and performance share awards (“Performance Shares”), through May 28, 2008. An aggregate of 5,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options (“ISOs”) intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options (“NQSOs”). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company’s Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. In the case of a “Change of Control” of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee’s Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”), using the modified prospective approach. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, for which vesting is based solely on employment service, are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years. See Note 8 herein for a further discussion of stock-based compensation.

No stock based compensation expense was recorded in 2008 and 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the year ended December 31, 2006, the Company recorded compensation expense of $88,000 relating to unvested stock options. Compensation expense relating to stock options is recorded in the consolidated statement of operations, with a corresponding increase to additional paid in capital in the statement of stockholders’ equity.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Deferred rent receivable and revenue recognition

The Company previously earned rental income under operating leases with tenants. Minimum lease rentals were recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized on the straight-line method and the contractual lease payment terms, if any, was recorded as deferred rent receivable or payable and was included in other assets or other liabilities on the Consolidated Balance Sheets, as applicable. Revenue from tenant reimbursement of common area maintenance, utilities and other operating expenses were recognized pursuant to the tenant’s lease when earned and due from tenants.

Property operating and maintenance

Property operating and maintenance expenses for common area maintenance, utilities, real estate taxes and other reimbursable operating expenses, were not reduced by amounts reimbursed by tenants pursuant to lease agreements.

Depreciation

Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements if any, would be typically depreciated over the lesser of the remaining life of the tenants’ lease or the estimated useful lives of the improvements.

Liquidity

The Company’s management currently anticipates that operating cash needs for the next twelve months will be met principally by the receipt of investment earnings on investment securities and cash equivalents, and the Company’s current financial resources.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements,”(“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring the fair value of assets and liabilities, and expands disclosure requirements regarding the fair value measurement. SFAS 157 does not expand the use of fair value measurements. This statement, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position (FSP) FAS No. 157-2 was issued in February 2008 and deferred the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 2008. As such, the Company adopted SFAS 157 as of December 30, 2007 for financial assets and liabilities only. There was no material impact on the Company’s consolidated financial statements. The adoption of SFAS No. 157 related to the Company’s financial assets and liabilities did not have a material impact on the fair value measurement or require expanded disclosures. See Note 11 – Financial Instruments and Fair Value Measurements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141. This standard significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. The Company will apply the provisions of SFAS No. 141(R) to any acquisitions made after January 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,”(“SFAS No. 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. The Company believes the adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 expands the disclosure provisions to apply to all entities with derivative instruments subject to SFAS No. 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS No. 133 required disclosures, generally will need to be presented for every annual and interim reporting period. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. As the Company currently has no derivative instruments or hedging activities, the Company believes the adoption of SFAS No. 161 will not have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company believes the adoption of FSP SFAS No. 142-3 will not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has not determined the impact, if any, of the adoption of SFAS No. 162.

In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of FSP EITF 03-6-1. The Company has not determined the impact, if any, of the adoption of FSP EITF 03-6-1.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP SFAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. Accordingly, because of the termination of the Supplemental Plan in May 2007, the adoption of FSP SFAS 132(R)-1 will not have a material impact on the Company’s Consolidated Financial Statements.

Note 3 - Investment Securities

Investment securities - held to maturity consist of U.S. Treasury Bills and a U.S. Treasury Note with original maturities of three months or more and are carried at amortized cost based upon the Company’s intent and ability to hold these investments to maturity.

Investment securities at December 31 consist of the following:

	2008			2007
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost of Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$11,400	$11,400	$11,400	$16,313	$16,313	$16,329
	$11,400	$11,400	$11,400	$16,313	$16,313	$16,329

The gross unrealized gains (losses) on investment securities at December 31, consist of the following:

 (in thousands)

Held to Maturity:	2008	2007
Gross unrealized gains	$-	$17
Gross unrealized losses	$-	$(1)

Realized gain on the sales of investment securities available for sale follow:

(in thousands)

	2007	2006
Net sale proceeds	$1,620	$564
Cost basis	(1,310)	(519)
Realized gain	$310	$45

No investment securities available for sale were sold during the year ended December 31, 2008.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

(in thousands, except per share data)

	2008	2007	2006
Net loss	$(4,431)	$(3,936)	$(5,463)

Weighted average common shares outstanding	43,571	44,691	45,327

Effect of Dilutive Securities:
Assumed stock option exercise	-	-	-
Weighted average common shares outstanding assuming dilution	43,571	44,691	45,327

Net loss per common share:
Basic	$(0.10)	$(0.09)	$(0.12)
Assuming dilution	(0.10)	(0.09)	(0.12)

Options to purchase common stock of 866,000 shares in 2008, 876,000 shares in 2007 and 1,240,000 shares in 2006 were excluded from the computation of diluted earnings per share because they were antidilutive in the computation of earnings per share.

Note 5 - Stockholders’ Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company are as follows:

	2008	2007	2006
Balance at beginning of year	43,858,664	44,968,519	46,233,519)

Common shares repurchased	(643,200)	(1,109,855)	(1,265,000)

Balance at end of year	43,215,464	43,858,664	44,968,519

Common stock balances exclude treasury shares as of December 31, as follows:

	2008	2007	2006
Treasury shares	3,194,543	2,551,343	1,441,488

Aggregate dollar value of treasury shares	$2,092,000	$1,873,000	$1,384,000

Average cost per treasury share	$0.66	$0.73	$0.96

At December 31, 2008, there were 5,110,000 common shares reserved for issuance under the Company’s stock option and other employee benefit plans.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Stockholder Rights Plan

On January 29, 1986, the Company’s Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, which entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company’s outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company’s shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). In the event the rights become exercisable and thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution and expire on February 10, 2011.

Common Stock Repurchase Plan

In January 2002, the Company announced a common stock repurchase plan (the “Repurchase Plan”) which allows for the repurchase by the Company for up to 10 million shares of its common stock in the open market.

The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.

During the year 2008, the Company repurchased an aggregate of 643,200 shares of common stock from unaffiliated parties, at various dates, at market prices at their time of purchase for an aggregate cost, including broker commissions of $219,000, pursuant to the Repurchase Plan.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 - Comprehensive Income (Loss)

Components of other accumulated comprehensive income (loss), for the years ended December 31 follow:

(in thousands, except per share data)	2007
	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Investment Securities	Accumulated Other Comprehensive Income (Loss)
Balance beginning of period	$(474)	$138	$(336)
Reclassification adjustment for gains realized in net loss	-	(211)	(211)
Change during the period	474	73	547
Balance end of period	$-	$-	$-

(in thousands, except per share data)	2006
	Minimum Pension Liability Adjustment	Unrealized Gains (Losses) on Investment Securities	Accumulated Other Comprehensive Income (Loss)
Balance beginning of period	$(1,326)	$(69)	$(1,395)
Reclassification adjustment for gains realized in net loss	-	32	32
Change during the period	852	175	1,027
Balance end of period	$(474)	$138	$(336)

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Pension and Savings Plans

The Company previously sponsored a non tax-qualified supplemental retirement plan, initially adopted by the Company in 1985, and as amended and restated (the “Supplemental Plan”), under which only one current executive officer of the Company was the sole participant. The cost of the Supplemental Plan was accrued but not funded.

In accordance with an amendment to the Supplemental Plan, as previously adopted in March 2006, the liability for the Supplemental Plan was fully satisfied on May 31, 2007, by the lump-sum benefit payment of $16,676,115 (to Mr. Bianco, the Company’s Chairman, President and Chief Executive Officer), and immediately thereafter, the Supplemental Plan automatically terminated. The lump-sum Supplemental Plan benefit payment to Mr. Bianco was paid from the Company’s available financial resources. After May 31, 2007, no further Supplemental Plan expense was required to be recognized by the Company.

Pension expense for the Supplemental Plan for the years ended December 31 was as follows:

(in thousands)
	2007	2006
Interest cost on projected benefit obligation	$394	$1,224
Amortization of minimum pension liability	474	852
Service cost of current period	-	463
	$868	$2,539

A reconciliation of the changes in the projected benefit obligation from the beginning of the year to the end of the year for 2007 is as follows:

(in thousands)
2007
Projected benefit obligation at beginning of year	$16,282
Interest cost	394
Lump-sum benefit payment	(16,676)
Projected benefit obligation at end of year	$-

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). The Savings Plan permits eligible employees to make contributions of up to 15% of compensation, which are matched by the Company at a percentage determined annually. The employer match is currently 100% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds. The Company’s matching contributions are invested in the same manner as the compensation reduction contributions. The Company’s matching contributions to the Savings Plan, charged to expense, were $69,000, $60,000 and $55,000 in 2008, 2007 and 2006, respectively. All contributions are subject to maximum limitations contained in the Code.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 - Incentive Plans

Under the Company’s 1994 Senior Management Incentive Compensation Plan (the “1994 Plan”), any executive officer of the Company whose compensation is required to be reported to stockholders under the Securities Exchange Act of 1934 (the “Participants”) and who is serving as such at any time during the fiscal year as to which an award is granted, may receive an award of a cash bonus (“Bonus”), in an amount determined by the Personnel Committee of the Company’s Board of Directors (the “Committee”) and payable from an annual bonus fund (the “Annual Bonus Pool”). The Committee may award Bonuses under the 1994 Plan to Participants not later than 120 days after the end of each fiscal year (the “Reference Year”).

If the Committee grants a Bonus under the 1994 Plan, the amount of the Annual Bonus Pool will be an amount equal to the sum of (i) plus (ii), where:

(i) is ten percent (10%) of the amount by which the Company’s Total Stockholders’ Equity, as defined, on the last day of a Reference Year increased over the Company’s Total Stockholders’ Equity, as defined, on the last day of the immediately preceding Reference Year; and

(ii) is five percent (5%) of the amount by which the Company’s market value, as defined, on the last day of the Reference Year increased over the Company’s market value on the last day of the immediately preceding Reference Year.

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company’s Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company’s Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2008, 2007, or 2006.

Under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”), the Company may grant to officers and employees of the Company and its subsidiaries, stock options (“Options”), stock appreciation rights (“SARs”), restricted stock awards (“Restricted Stock”), merit awards (“Merit Awards”) and performance share awards (“Performance Shares”) through May 28, 2018. An aggregate of 5,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options (“ISOs”) intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options (“NQSOs”). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company’s Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. In the case of a “Change of Control” of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee’s Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a condition to any award of Restricted Stock or Merit Award under the 1993 Plan, the Committee may require a participant to pay an amount equal to, or in excess of, the par value of the shares of Restricted Stock or Common Stock awarded to him or her. Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered during a “Restricted Period”, which in the case of grants to employees shall not be less than one year from the date of grant. The Restricted Period with respect to any outstanding shares of Restricted Stock awarded to employees may be reduced by the Committee at any time, but in no event shall the Restricted Period be less than one year. Except for such restrictions, the employee as the owner of such stock shall have all of the rights of a stockholder including, but not limited to, the right to vote such stock and to receive dividends thereon as and when paid. In the event that an employee’s employment is terminated for any reason, an employee’s Restricted Stock will be forfeited; provided, however, that the Committee may limit such forfeiture in its sole discretion. At the end of the Restricted Period, all shares of Restricted Stock shall be transferred free and clear of all restrictions to the employee. In the case of a Change in Control of the Company (as defined in the 1993 Plan), an employee may receive his or her Restricted Stock free and clear of all restrictions in the discretion of the Committee, or as may otherwise be provided pursuant to the employee’s Restricted Stock award.

Performance Share awards of Common Stock under the 1993 Plan shall be earned on the basis of the Company’s performance in relation to established performance measures for a specific performance period. Such measures may include, but shall not be limited to, return on investment, earnings per share, return on stockholder’s equity, or return to stockholders. Performance Shares may not be sold, assigned, transferred, pledged or otherwise encumbered during the relevant performance period. Performance Shares may be paid in cash, shares of Common Stock or shares of Restricted Stock in such portions as the Committee may determine. An employee must be employed at the end of the performance period to receive payments of Performance Shares; provided, however, in the event that an employee’s employment is terminated by reason of death, disability, retirement or other reason approved by the Committee, the Committee may limit such forfeiture in its sole discretion. In the case of a Change in Control of the Company (as defined in the 1993 Plan), an employee may receive his or her Performance Shares in the discretion of the Committee, or as may otherwise be provided in the employee’s Performance Share award.

Incentive plan activity is summarized as follows:

(shares in thousands)	1993 Stock Incentive Plan
	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,440	$0.96
Expired	(200)	0.66

Outstanding at December 31, 2006	1,240	1.01
Expired	(364)	1.19

Outstanding at December 31, 2007	876	0.93
Expired	(10)	1.19

Outstanding at December 31, 2008	866	0.90

Options exercisable at:
December 31, 2008	866	$0.90
December 31, 2007	876	0.93
December 31, 2006	1,036	1.02

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes information about the Company’s stock options outstanding and exercisable under the 1993 Plan at December 31, 2008, as follows:

(shares in thousands)	Option Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.60 to $0.90	500	5	$0.72	500	$0.72
$0.95	15	1	0.95	15	0.95
$1.09 to $1.19	336	3	1.09	336	1.09
$2.56	15	-	2.56	15	2.56
Total	866			866	0.90

At December 31, 2008, the weighted average remaining contractual life in years for options outstanding and options exercisable was 4.29 years. At December 31, 2008, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company’s stock; therefore, no intrinsic value for stock options is reflected herein.

No stock based compensation expense was recorded in 2008 and 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. During the year ended December 31, 2006, the Company recorded compensation expense of $88,000 relating to unvested stock options. Compensation expense relating to stock options is recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital. See Note 2 for additional information, including disclosure of the pro-forma net income (loss) and earnings per share had the Company adopted SFAS 123R in prior periods.

The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option valuation model (“Black-Scholes”) that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant. No adjustments were made in 2006 to the input assumptions for the calculation of the fair value of stock options granted in 2005 from the pro forma amounts previously presented in the Company’s prior period financial statements.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions noted herein represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted herein. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the previous estimate, the share-based compensation expense could be materially different.

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the years ending December 31, 2008, 2007 and 2006.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents information regarding non-vested option activity during the full year period ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2008	204,000	$0.44
Vested during period	(204,000)	0.41

Non-vested at December 31, 2008	-	-

The total fair value of shares vested during the full year periods ended December 31, 2007 and December 31, 2006 was $96,000 and $134,000, respectively. As of December 31, 2008 and 2007, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company’s Common Stock, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For a summary of the pro forma amounts calculated in accordance with SFAS 123, see Note 2.

Note 9 - Income Taxes

The components of income tax benefit (expense) for the years ended December 31 are as follows:

(in thousands)	2008	2007	2006

Income tax benefit (expense) - current	$160	$(50)	$(132)
Total	$160	$(50)	$(132)

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 2008, 2007 and 2006, and the provision for income taxes for the years ended December 31 follows:

(in thousands)	2008	2007	2006

Loss before income taxes	$(4,591)	$(3,886)	$(5,331)

Tax benefit (expense):
Tax at statutory federal rate	$1,607	$1,360	$1,866
Accounting loss benefit not recognized	(1,607)	(1,360)	(1,866)
State income taxes	-	(50)	(132)
Adjustment to prior year estimated tax accruals	160	-	-

Income tax benefit (expense)	$160	$(50)	$(132)

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no unrecognized tax benefits at January 1, 2008 or December 31, 2008. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the IRS or state authorities. As such, the Company believes that the statute of limitations for federal and state purposes is generally closed for tax years prior to 2004.

State income tax amounts for 2007 and 2006 primarily consist of a minimum tax on capital to the state of Connecticut

During 2008, the Company recorded other income of $247,000 attributable to an Internal Revenue Service (“IRS”) interest refund received by the Company in June 2008. In December 2006, the Company recorded other income of $1,201,000 attributable to an IRS interest refund, consented to by the IRS in December 2006, and received by the Company in January 2007. The refunds resulted from the Company’s pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year.

As a result of the Office of Thrift Supervision’s December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation (“RTC”)/Federal Deposit Insurance Corporation (“FDIC”), and then proposed Treasury Reg. §1.597-4(g), the Company had previously filed its 1992 and subsequent federal income tax returns with Carteret disaffiliated from the Company’s consolidated federal income tax return. Based upon the impact of Treasury Reg. §1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company’s tax basis in Carteret, and the impact of prior year tax return adjustments on the Company’s 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. §1.597-4(g) to disaffiliate Carteret from the Company’s consolidated federal income tax return effective as of December 4, 1992 (the “Election Decision”).

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank (“Carteret FSB”); however all of the information still has not been received. Based on the Company’s Election Decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company has amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB (the “1992 Amended Return”). The Company is still in the process of reviewing its consolidated federal income tax returns for 1993 and subsequent years.

The Company anticipates that, as a result of filing a consolidated federal income tax return with Carteret FSB, a total of approximately $170 million of tax NOL carryforwards will be generated from the Company’s tax basis in Carteret/Carteret FSB as tax losses are incurred by Carteret FSB, of which $158 million may still be available for future use. The Company expects that the 1992 Amended Return (as described above) will generate approximately $56 million of NOL’s for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See “Carryback Claims,” below for further information. Based on the Company’s filing of the 1992 Amended Return, the approximately $56 million of NOL’s generated for tax year 1992 will have expired in 2007 unless they are utilized as part of the “Carryback Claims” or absorbed in earlier years based on the inclusion of certain items in the consolidated group. The remaining approximately $102 million of NOL carryforwards to be generated would expire (if not utilized), no earlier than 2008. These NOL carryforwards would be available to offset future taxable income, in addition to the NOL carryforwards as further detailed below. The Company can give no assurances with regard to the 1992 Amended Return or amended returns for subsequent years, or the final amount or expiration of NOL carryforwards ultimately generated from the Company’s tax basis in Carteret.

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the “Carryback Claims”) seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. The suit is currently in preliminary stages, and the Company can give no assurances as to the final amount of refunds, if any, or when they might be received.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The FDIC has previously filed a federal income tax return for Carteret FSB for 1995 (as well as other years), which indicates that Carteret FSB allegedly could owe a 1995 federal income tax liability of $32 million, which including interest and penalty thereon, is alleged to be in excess of $120 million. The FDIC has stated to the United States Court of Federal Claims (“Court of Claims”) that the tax amounts are only estimates and are highly contingent. Based on proceedings in other Supervisory Goodwill cases, it is possible that the IRS may try to collect the alleged Carteret FSB federal income taxes from the Carteret FSB receivership.

Although, the Company believes the Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid, the FDIC, as indicated above, continues to report the 1995 federal income tax liability including interest and penalty as a component of the alleged Carteret FSB receivership deficit. As part of the Supervisory Goodwill legal proceedings, the Company presented to the Court of Claims various arguments to support the position that no federal income tax would be owed as a result of the Carteret FSB receivership operations for tax year 1995; however, the Department of Justice and the FDIC have stated to the Court of Claims that they do not believe the Court of Claims has jurisdiction over that issue. The Supervisory Goodwill proceedings remain pending in the Court of Claims. Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company’s originally filed federal income tax returns, the Company based upon consultation with its legal and tax advisors believes that no additional material federal income tax would be owed by the Company, although this cannot be assured because a contrary result is possible, given the uncertainty with various legal and factual assumptions underlying the Company’s beliefs. This analysis included among other items, a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to statute of limitation provisions contained in the Internal Revenue Code, as amended. As explained above, although the Company does not believe that Carteret FSB or the Company will have a material federal income tax liability related to Carteret FSB for tax year 1995 (or any other tax year), the Company can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations. The Company is continuing to try to resolve these matters as part of the Supervisory Goodwill legal process and is also continuing to review the Carteret FSB federal income tax returns and the results of their inclusion with the Company’s federal income tax returns as previously filed. The Company is pursuing the Carryback Claims, as further described above, which could have an impact on the analysis of the prior year tax information. For further information on the Supervisory Goodwill legal proceedings, see Note 10 herein. The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential inter-relationship of the Carteret FSB federal income tax returns with the Company’s federal income tax positions. It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

Based upon the Company’s federal income tax returns as filed from 1993 to 2007 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as noted above, as of December 31, 2007, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

2009	$2,200,000
2010	5,300,000
2012	1,100,000
2018	5,400,000
2019	4,000,000
2020	2,600,000
2021	4,000,000
2022	3,200,000
2023	1,800,000
2024	700,000
2026	2,800,000
2027	3,100,000
$36,200,000

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition to the NOL carryforwards noted above, the Company currently estimates that, an additional $16.7 million of NOL carryforwards could be generated from the 2007 tax year which would expire if unused in 2027, and $4.5 million of NOL carryforwards could be generated from the 2008 tax year which would expire if unused in 2028. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the IRS and the Company has not been notified of any potential tax audits by any federal, state or local tax authorities. The utilization of certain carryforwards is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards (“AMT Credits”), which are not subject to expiration. Based on the filing of the Carryback Claims, as further discussed above, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

The Company has calculated a net deferred tax asset of $39 million and $32 million as of December 31, 2008 and 2007, respectively, arising primarily from NOL’s and alternative minimum tax credits (not including the anticipated tax effects of the NOL’s expected to be generated from the Company’s tax basis in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

Note 10 - Legal Proceedings

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation. During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the “Court of Federal Claims” or the “Court”), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) on the Company’s investment in Carteret Savings Bank (“Carteret”). Approximately 120 other similar so-called “supervisory goodwill” cases were commenced by other financial institutions and/or their shareholders; many are still pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the “Consolidated Cases”), which involve many of the same issues raised in the Company’s suit, were appealed to the United States Supreme Court (the “Supreme Court”). On July 1, 1996, the Supreme Court issued a decision in the Consolidated Cases. The Supreme Court’s decision affirmed the lower Court’s grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the Consolidated Cases is beneficial to the Company’s case, it is not necessarily indicative of the ultimate outcome of the Company’s action.

On September 18, 1996, the Court of Federal Claims entered an Omnibus Case Management Order that governed further pretrial proceedings in the Company’s action and most of the other so-called “Winstar-related” cases. On March 14, 1997, the Court entered an order permitting the Federal Deposit Insurance Company (“FDIC”) to intervene as an additional plaintiff in forty-three cases, including the Company’s case, but not allowing the FDIC to be substituted as the sole plaintiff in those cases.

On March 20, 1998, the FDIC filed a motion for partial summary judgment against the United States on certain liability issues, and the Company filed a memorandum in support of that motion. Fact discovery for the Company was completed November 30, 1999 pursuant to an extension of time granted by the Court. On September 9, 1999, the Company filed a Motion For Partial Summary Judgment On Liability under a Fifth Amendment Takings claim theory of recovery. On November 24, 1999, the FDIC, as successor to the rights of Carteret and as Plaintiff-Intervener in the case, filed a response brief opposing the Company’s Motion. On December 6, 1999, the Department of Justice (the “DOJ”) (on behalf of the United States) filed a brief opposing the Company’s Motion For Partial Summary Judgment On Liability and Cross-Moved for Summary Judgment On the Company’s Takings claim. On January 25, 2000, the Company responded to the DOJ’s brief and the FDIC’s brief by filing a Brief (i) In Reply To Defendant’s Opposition To Plaintiffs’ Motion For Partial Summary Judgment, (ii) In Opposition To Defendant’s Cross-Motion For Summary Judgment, and (iii) In Reply To FDIC’s Response To Plaintiffs’ Motion For Partial Summary Judgment. On February 22, 2000 the DOJ filed a brief in Reply To Plaintiffs’ Opposition To Defendant’s Cross-Motion For Summary Judgment.

On October 2, 2000, Senior Judge Loren Smith of the Court of Federal Claims (“Judge Smith”) heard oral arguments in the Company’s Supervisory Goodwill case against the United States government. The Court heard arguments both as to the contractual liability of the United States to Carteret Savings Bank, and as to the Company’s claim against the United States under the Takings Clause of the Fifth Amendment.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On August 25, 2003, the Court of Federal Claims issued a decision in which it (i) ruled that the Government had entered into and breached its supervisory goodwill contracts with the Company’s wholly-owned subsidiary, Carteret; (ii) rejected the Company’s claim that it was entitled to recover damages directly from the Government under the Takings Clause for the loss of Carteret; and (iii) rejected the Company’s claim that the Government had “illegally exacted” $62.5 million that the Company paid into Carteret subsequent to the Government’s breach of the Goodwill contracts. Specifically, the Court held that the Company could not recover damages under the Takings Clause because it could be restored to the position it was in before the breach through Carteret’s breach of contract action.

On September 17, 2003, the Company filed a motion to dismiss the FDIC and to define the appropriate measure of Carteret’s contract damages. On September 30, 2003, the FDIC, as plaintiff-intervener in the case, and the United States, as defendant in the case, each filed a separate response to the Company’s motion. The Company argued in its motion that because Carteret would not have been seized but for the Government’s breach of contract, no receivership deficit would have been incurred. Accordingly, the Company argued that Carteret should be entitled to recover contract damages that include both: (i) the full amount of the receivership deficit, as an offset to the deficit and (ii) the full amount of the positive value it would have had but for the breach. Alternatively, the Company argued that, if Carteret is not entitled to recover both these amounts, or if any award must be offset by the amount of the receivership deficit, the Company should be entitled to demonstrate why the receivership deficit has been erroneously overstated. The DOJ responded with the theories that, among other things, Carteret would have failed even if Supervisory Goodwill was counted. The FDIC, who is both the receiver for the estate of Carteret (and hence its legal advocate in court) as well as a creditor of the estate, took the position that the Court of Federal Claims has no jurisdiction to review the accuracy, validity, or amount of the Carteret receivership deficit reported by the FDIC. That receivership deficit consists primarily of the FDIC’s subrogated claim against the thrift, interest, taxes, and administrative expenses charged by the FDIC to the thrift. Because the receivership deficit continues to accrue interest, it grows on a daily basis.

On October 1, 2003, the Court held a telephonic status conference pursuant to an order set forth in the August 25, 2003 opinion. Pursuant to that status conference, the Court ordered that through their additional briefing on the Company’s Motion to Dismiss the FDIC and to define the appropriate measure of Carteret’s contract damages (i.e., through the Company’s reply brief and the surreply brief granted to the FDIC and the United States), the parties should address the question of, “whether the Court has the power to review the amount of the receivership deficit as administered by the FDIC.” In an order dated October 16, 2003, the Court modified the briefing schedule such that the Company filed its reply brief as required on October 31, 2003, and the surreply brief of the FDIC and the United States were filed as required in November, 2003. The Court held oral argument on this issue on November 20, 2003. The DOJ and the FDIC filed briefs arguing that (1) the Court of Federal Claims had no authority to scrutinize the validity of the receivership deficit reported by the FDIC and (2) the Court should dismiss AmBase’s remaining damages claims because they were allegedly waived. On August 31, 2004, the Court denied the Company’s Motion to Dismiss the FDIC, but granted the Company’s Motion to Define the Measure of Carteret’s Contract Damages to the extent it requested the Court to consider the size and value of the FDIC’s receivership deficit when calculating damages. The Court subsequently conducted a status conference on October 4, 2004, and ordered the Company to submit a proposed litigation time-line to the Court by October 22, 2004 which was timely submitted. The Court ordered the United States and the FDIC to respond to the Company’s proposed litigation time-line by November 5, 2004 which was timely submitted. A status conference was held on January 11, 2005. On January 12, 2005, the Court ordered that pursuant to the Court’s order from the bench, the Defendant’s Motion for Reconsideration of the August 31, 2004 Ruling, and, in the Alternative, to dismiss the Stockholder Derivative Claim and the Complaint-in-Intervention was denied. The Court further ordered that this matter be stayed for 30 days for the Defendant and/or Plaintiff-Intervener to consider filing a Request for Certification for Interlocutory Appeal. The Court held a telephonic status conference on February 11, 2005 at which time the Court ordered that fact discovery was to resume on February 14, 2005 and would continue for at least three (3) months. The Court further scheduled a telephonic status conference for May 2005, to discuss the need for further discovery.

AMBASE CORPORATION AND SUBSIDIAIRES

Notes to Consolidated Financial Statements

On January 12, 2005, Judge Smith denied the government’s motion to dismiss the Company’s remaining claims arising out of damages for breach of contract. On March 15, 2005, the DOJ and the FDIC each filed motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. The Company filed its reply to these motions on March 29, 2005. In April 2005, Judge Smith heard oral argument on DOJ and the FDIC motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. Because Judge Smith’s ruling on the receivership deficit issue was not a final order, both Judge Smith and the Court of Appeals for the Federal Circuit would have to agree to an appeal of that issue at that time. Following the April 2005 oral argument, Judge Smith entered an order, on April 25, 2005, staying resolution of the motions to certify an interlocutory appeal pending the holding of a “show cause” hearing. Judge Smith indicated at the oral argument that the purpose of the show cause hearing was to allow the Company to outline the evidence and arguments it was prepared to offer in order to challenge the validity and size of the receivership deficit. Judge Smith directed the parties to attempt to reach agreement regarding a schedule for the completion of discovery on receivership deficit issues, and he directed the parties to submit to the Court such an agreed proposed discovery schedule, or, if the parties are unable to reach agreement, separate proposed schedules for discovery, in early May 2005. Judge Smith further encouraged the parties to discuss the procedures and schedule for the show cause hearing, and to provide the Court with a proposed order on such matters.

In accordance with the Court’s direction, the parties agreed upon a schedule for the completion of fact discovery and procedures for the show cause proceeding. In accordance with the parties’ agreement, Judge Smith entered an order on May 23, 2005, providing that fact discovery would be completed within 45 days of the completion of document production by the Government. The May 23, 2005, order further provided that (i) 45 days after the close of discovery, the Company was to file a statement of issues summarizing the respects in which the receivership books allegedly overstate or misstate the receivership deficit; (ii) 45 days after the filing of the Company’s statement of issues, the United States and the FDIC were to file responses; and (iii) 15 days after the filing of such responses, the Company was to file a reply.

In May and June of 2005, the Government provided the Company with access to Carteret’s documents and documents relating to the management of the receivership. The Company selected approximately 3 million pages of documents to be imaged at the Government’s expense. In September 2005, a status conference was held before Judge Smith. The Government indicated that it would complete production of all the images of the selected materials by the end of September 2005. Additionally, at the status conference, all parties agreed that the schedule previously set forth by the Court’s May 23, 2005 order should be changed in one respect: the Company would be given 75 days from the completion of the document production to complete discovery. The Court issued an order on September 26, 2005 memorializing this agreement. On January 11, 2006, the Court held a status conference. At that time, the Court indicated that the document production would be deemed complete as of that date. The Court’s order of January 13, 2006, memorialized this ruling. Accordingly, fact discovery was completed in April 2006, and the Company’s statement of issues was ultimately filed in June of 2006. In May 2006, the Company served on the Government an expert report in support of some of the arguments the Company made regarding the size of the receivership deficit. The Company’s expert was deposed in July 2006. In early August 2006, the Government submitted its own expert report on receivership deficit issues, and in October 2006, the Company deposed the Government’s expert. In late August 2006, the Government filed a response to the Company’s Statement of Issues, and in September 2006, the FDIC filed its own response to the Statement of Issues. The Company filed its reply in support of its Statement of Issues in October 2006. A status conference was held in November 2006 and December 2006, to discuss further proceedings. On December 13, 2006, the Court entered an order denying defendant’s request that the Court allow an immediate appeal of the Court’s ruling that it had jurisdiction to consider the validity of the receivership deficit. The Court also found that it continued to have jurisdiction to hear the case. The Court also ordered the parties to enter a schedule for expert discovery.

On April 13, 2007, Judge Smith issued an order scheduling pretrial, and trial deadlines and dates, including scheduling a trial to commence on February 11, 2008. In accordance with the Court’s scheduling in May 2007, the Company submitted its expert report. The Government deposed the Company’s expert in June 2007. In July 2007, the Government identified its damages experts and submitted its expert reports in September 2007. The Company deposed the Government’s experts in October 2007.

Pursuant to the Court order, the Court heard oral argument on November 14, 2007 at the Court of Federal Claims, to decide whether the trial could be avoided by summary judgment, pursuant to papers filed by the parties on November 7, 2007 and November 19, 2007. On November 30, 2007, the Court ordered the parties to continue with the trial schedule as previously set forth.

AMBASE CORPORATION AND SUBSIDIAIRES

Notes to Consolidated Financial Statements

Subsequently on December 7, 2007, the parties exchanged exhibit and witness lists; on December 14, 2007 the parties submitted an hour-by-hour anticipated trial schedule to the Court; on December 21, 2007 Plaintiffs and FDIC-R filed Appendix A submissions; on January 8, 2008 a pretrial conference was held in the Court of Federal Claims; on January 21, 2008 the Defendant filed Appendix A submissions; and on February 11, 2008 trial was commenced.

Trial testimony of fact and expert witnesses for the Company, the DOJ, and the FDIC was completed on April 4, 2008. At trial, fact witness and expert witness testimony was presented by the Company, and by the United States Government represented by the DOJ. In addition, the FDIC-Receiver (purporting to act as a plaintiff-intervener in its capacity as successor-in-interest to Carteret) participated in the trial and the examination of witnesses. The Company put forth various theories of damages, including claims for the recovery of the value of Carteret as of the date of the breach or the date of judgment, as well as for the recovery of certain so-called “wounded bank” damages incurred by Carteret as a result of the breach. The DOJ responded with various theories, including, among other things, that Carteret would have failed even if Supervisory Goodwill was counted. The DOJ also challenged the Company’s calculations of the value of Carteret and the damages theories and evidence underlying the Company’s “wounded bank” claims. The FDIC essentially adopted the Company’s damages claims evidence, but has continued to argue (along with DOJ) that the FDIC-Receiver is entitled to recover on these claims.

The Government and the FDIC-Receiver claim that the Carteret receivership deficit consists of the FDIC’s subrogated claim against the thrift, interest, taxes, and administrative expenses charged by the FDIC-Receiver to the Carteret receivership estate. Because the receivership deficit continues to accrue interest, it grows on a daily basis. The FDIC-Receiver alleges that, as of December 31, 2008, the receivership deficit was approximately $344 million, which included the FDIC’s subrogated claim and other claims of approximately $24 million, interest on the subrogated claim in excess of $195 million, (which the FDIC-Receiver claims is owed to the FDIC from the Carteret receivership), and estimated federal income taxes including interest and penalty thereon of approximately $123 million, which the FDIC has described as contingent. The Company has challenged multiple aspects of the FDIC’s receivership deficit calculations and presented evidence at trial in support of these challenges.

After the completion of trial testimony, the Court held a status conference in April 2008 pursuant to which the Court issued a post trial scheduling order providing for the filing of post trial briefs and proposed findings of fact by the Company, and DOJ and the FDIC. Pursuant to the Court’s post-trial scheduling order as revised on July 1, 2008, the Company filed its post-trial brief and proposed findings of fact. The FDIC also filed its post-trial brief on July 1, 2008. In September 2008, the DOJ filed its post-trial brief and proposed findings of fact. In October 2008, the Company filed its post-trial reply brief and the FDIC filed its post-trial reply brief in November 2008. Post-trial briefing was concluded in December 2008, with the filing of sur-reply briefs by both the Company and DOJ. On February 12 and 17, 2009, the Court heard closing arguments. At the conclusion of closing arguments, the Court ruled that the FDIC and DOJ could file short supplemental briefs addressing certain limited issues by March 6, 2009, and that the Company could file a short responsive brief by March 25, 2009. The Company does not know when the Court will issue its final decision. The Company believes any decision rendered by Judge Smith on damages, as well as his decision relating to his authority to review and consider the validity of the alleged receivership deficit, will likely be appealed to the U.S. Court of Appeals for the Federal Circuit.

Both the Court of Federal Claims and the Court of Appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts. Castle v. United States, 301 F.3d 1328 (Fed. Cir. 2002); Bailey v. United States, 341 F. 3d 1342 (Fed. Cir 2003). In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Federal Claims decisions and certain filings in the Company’s case, as well as other decisions in Winstar related cases, are publicly available on the Court of Claims web site at www.cofc.uscourts.gov. In addition, decisions in Winstar-related cases that have been issued by the U.S. Court of Appeals, the court that hears appeals from decisions by the Court of Claims, may be found on that court’s website at www.cafc.uscourts.gov. Decisions in other Winstar related cases may be relevant to the Company’s Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company’s actions. The Company can give no assurances regarding the ultimate outcome of the Supervisory Goodwill Litigation.

AMBASE CORPORATION AND SUBSIDIAIRES

Notes to Consolidated Financial Statements

Note 11 - Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity are based on current market quotations. The carrying value of applicable other liabilities approximates their fair value.

Note 12 - Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease. Depreciation expense is recorded on a straight-line basis over 39 years. The building is carried at cost, net of accumulated depreciation of $385,000 and $334,000 at December 31, 2008 and 2007, respectively.

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair market value exceeds the property’s current carrying value; and, therefore the carrying value of the property as of December 31, 2008 has not been impaired.

Note 13 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2008:
Operating expenses	$2,471	$1,461	$699	$560	$5,191
Operating loss	(2,471)	(1,461)	(699)	(560)	(5,191)
Net loss	$(2,318)	$(1,120)	$(628)	$(365)	$(4,431)

Per common share data:
Net loss	$(0.05)	$(0.03)	$(0.01)	$(0.01)	$(0.10)

2007:
Operating expenses	$1,689	$2,152	$858	$802	$5,501
Operating loss	(1,689)	(2,152)	(858)	(802)	(5,501)
Net loss	$(1,093)	$(1,655)	$(588)	$(600)	$(3,936)

Per common share data:
Net loss	$(0.03)	$(0.03)	$(0.01)	$(0.01)	$(0.09)

Note 14 - Subsequent Event

In January 2009, due to various considerations, the Company sought to prepay 2009 expenses at a discount from full value. In connection therewith, the Company and Mr. Bianco agreed to discounted payment of Mr. Bianco’s 2009 annual base salary as provided for in the 2007 Employment Agreement in effect between Mr. Bianco and the Company. In January 2009, Mr. Bianco was paid approximately $609,000, in full satisfaction of his contracted 2009 annual base salary. Any unearned portion of the payment amount will be reflected as a prepaid expense in the Company’s 2009 consolidated financial statements. In the event Mr. Bianco does not fulfill his 2009 employment obligation with the Company, he would be required to reimburse the Company for any unearned portion thereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

(a)	Previous independent registered public accounting firm

On September 11, 2007, the Company dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm. The Company’s Accounting and Audit Committee and the Board of Directors participated in and approved the decision to change its independent registered public accounting firm. The reports of PricewaterhouseCoopers LLP on the financial statements for the fiscal years ended December 31, 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2006 and through September 11, 2007, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their reports on the financial statements for such years. During the fiscal years ended December 31, 2006 and through September 11, 2007, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of such letter, dated September 14, 2007, was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2007.

(b)	New independent registered public accounting firm

The Company engaged UHY LLP as its new independent registered public accounting firm as of September 11, 2007. During the fiscal years ended December 31, 2006 and through September 11, 2007, the Company had not consulted with UHY LLP regarding any of the matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered pubic accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption “Executive Officers of the Registrant”, pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2009, under the captions “Proposal No. 1 - Election of Director” and “Information Concerning the Board and its Committees”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2008 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers. A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2009, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2008 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2008 as follows:

	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance

Equity Compensation
Plans approved by stockholders	866,000	$0.90	4,134,000

Equity Compensation
Plan not approved by stockholders	-	-	110,000

Total	866,000	$0.90	4,244,000

Plan not approved by stockholders

The Company has 110,000 shares of common stock reserved for issuance under the AmBase Corporation Stock Bonus Plan (the “Stock Bonus Plan”), which was approved by the Board of Directors of the Company in 1989. The purpose of the Stock Bonus Plan is to encourage individual performance and to reward eligible employees whose performance, special achievements, longevity of service to the Company or suggestions make a significant improvement or contribution to the growth and profitability of the Company. The Stock Bonus Plan is administered by the Personnel Committee of the Board of Directors. Members of the Personnel Committee are not eligible for an award pursuant to the Stock Bonus Plan. The Company’s President may also designate eligible employees to receive awards, which are not to be in excess of 100 shares of Common Stock. No fees or expenses of any kind are to be charged to a participant. Any employee of the Company, except for certain officers or directors of the Company, are eligible to receive shares under the Stock Bonus Plan. Distributions of shares may be made from authorized but unissued shares, treasury shares or shares purchased on the open market.

For other information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2009, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2008 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2009, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2008 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2009, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2008 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

1.	Index to Financial Statements:

2.	Index to Financial Statements Schedules:

Schedule III - Real Estate and Accumulated Depreciation

(b) 3.	Exhibits:

3A.

Restated Certificate of Incorporation of AmBase Corporation (as amended through February 12, 1991) (incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

3B.	By-Laws of AmBase Corporation (as amended through March 15, 1996), (incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

4.

Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996 and November 1, 2000 and November 9, 2005), (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, respectively).

10A.	1993 Stock Incentive Plan as amended (incorporated by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 16, 2008).

10B.	1994 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1994).

10C.	AmBase Officers and Key Employees Stock Purchase and Loan Plan (incorporated by reference to Exhibit 10E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).

10D.

Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, for employment from June 1, 2007 through May 31, 2012, (incorporated by reference to Exhibit 10H to the Company’s Annual Report on Form 10-K for the year ending December 31, 2005), and as amended January 1, 2008, (incorporated by referenced to Exhibit 10E to the Company’s Annual Report on Form 10-K for the year ending December 31, 2007).

14.	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

21.	Subsidiaries of the Registrant.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.

31.2	Rule 13a-14(a)	Certification of Chief Financial Officer Pursuant to Rule 13a-14.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

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

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ RICHARD A. BIANCO	/s/ JOHN P. FERRARA
Chairman, President,	Vice President, Chief Financial Officer
Chief Executive Officer and Director	and Controller
Date: March 27, 2009	(Principal Financial and Accounting Officer)
Date: March 27, 2009

/s/ JERRY Y. CARNEGIE	/s/ ROBERT E. LONG
Director	Director
Date: March 27, 2009	Date: March 27, 2009

/s/ SALVATORE TRANI

Director

Date: March 27, 2009

AMBASE CORPORATION AND SUBSIDIARIES

SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
------------------	------------------	---------------------------------	-------------------	--------------------------------------------

Cost Capitalized

Subsequent to Gross Amount at which Carried at

Initial Cost to Company	Acquisition	the Close of the Period
====================	===========	==========================
Building &	Building &
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total
===========	===========	======	==========	===========	======	==========	======

Office Building:

Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454
------------------	-------------	------------------	-------------------	-------------	----------	-------
Total	$-	$554	$1,880	$20	$554	$1,900	$2,454
========	==	=======	==========	===========	=======	=========	=======

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated Latest Income Statement
Office Building:
Greenwich, CT	$385	1970	Apr.-01	39 years

Total	$385

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Balance at beginning of year	$2,454	$2,454	$2,454
Improvements	-	-	-
Acquisitions	-	-	-
Disposition	-	-	-
Balance at end of year	$2,454	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$334	$283	$232
Depreciation expense	51	51	51
Dispositions	-	-	-
Balance at end of year	$385	$334	$283

DIRECTORS AND OFFICERS

Board of Directors

Richard A. Bianco	Jerry Y. Carnegie	Robert E. Long	Salvatore Trani
Chairman, President and	Private Investor	Chairman, Chief	Executive Vice
Chief Executive Officer	Executive Officer	President
AmBase Corporation	GLB Group, Inc.	BGC Partners, L.P.

AmBase Officers

Richard A. Bianco	John P. Ferrara	Joseph R. Bianco
Chairman, President and	Vice President, Chief Financial Officer	Treasurer
Chief Executive Officer	and Controller

INVESTORINFORMATION

Annual Meeting of Stockholders

The 2009 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 4, 2009, at:

Hyatt Regency Hotel

1800 East Putnam Avenue

Greenwich, CT 06870

Corporate Headquarters AmBase Corporation 100 Putnam Green, 3rd Floor Greenwich, CT 06830-6027 (203) 532-2000

Common Stock Trading

AmBase stock is traded through one or more market-makers with quotations made available in the “pink sheets” published by the National Quotation Bureau, Inc.

Issue                           Abbreviation         TickerSymbol

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

59 Maiden Lane

New York, NY 10038

Attention: Shareholder Services

(800) 937-5449 or (718) 921-8200 Ext. 6820

In addition, the Company’s public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission EDGAR Database over the World Wide Web at www.sec.gov.

Independent Registered Public Accountants UHY LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2009, there were approximately 13,700 stockholders.