Form 10-Q
period 2009-03-31
AMBASE CORP
filed 2009-05-13
CIK 20639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

[	] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number 1-7265

AMBASE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-2962743 (I.R.S. Employer Identification No.)

100 PUTNAM GREEN, 3RD FLOOR

GREENWICH, CONNECTICUT 06830

(Address of principal executive offices)	(Zip Code)

(203) 532-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	X	Smaller Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X	.

At April 30, 2009, there were 43,165,464 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q

March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share and per share mounts)

Assets:	March 31 2009	December 31 2008
Cash and cash equivalents, (including restricted cash of $900 in 2008)	$1,751	$2,667
Investment securities:
Held to maturity (market value $10,898 and $11,400, respectively)	10,895	11,400
Total investment securities	10,895	11,400

Real estate owned:
Land	554	554
Buildings	1,900	1,900
	2,454	2,454
Accumulated depreciation	(398)	(385)

Real estate owned, net	2,056	2,069

Other assets	518	105
Total assets	$15,220	$16,241

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$144	$304
Other liabilities	7	9

Total liabilities	151	313

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,215,464 outstanding)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(531,347)	(530,488)
Treasury stock, at cost - 3,194,543 shares	(2,092)	(2,092)
Total stockholders’ equity	15,069	15,928

Total liabilities and stockholders’ equity	$15,220	$16,241

The accompanying notes are an integral part of these consolidated financial statements.

                                                      AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Three Months Ended March 31
(Unaudited)

(in thousands, except per share data)

	Three Months
	2009	2008
Operating expenses:
Compensation and benefits	$434	$500
Professional and outside services	389	1,867
Property operating and maintenance	32	22
Depreciation	13	13
Insurance	17	18
Other operating	31	51
	916	2,471
Operating loss	(916)	(2,471)

Interest income	9	153
Other income	50	-
Loss before income taxes	(857)	(2,318)

Income tax expense	(2)	-
Net loss	$(859)	$(2,318)

Per share data:
Net loss attributable to common stockholders - basic	$(0.02)	$(0.05)
Net loss attributable to common stockholders - assuming dilution	$(0.02)	$(0.05)

Weighted average common shares outstanding:
Basic	43,215	43,729
Assuming dilution	43,215	43,729

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31

(Unaudited)

(in thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(859)	$(2,318)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	13	13
Changes in other assets and liabilities:
Accrued interest receivable in investment securities	(4)	7
Other assets	(413)	197
Accounts payable and accrued liabilities	(160)	713
Other liabilities	(2)	(3)
Other	-	(1)
Net cash used by operating activities	(1,425)	(1,392)
Cash flows from investing activities:
Maturities of investment securities - held to maturity	11,400	7,100
Purchases of investment securities - held to maturity	(10,891)	(6,166)
Net cash provided by investing activities	509	934
Cash flows from financing activities:
Common stock repurchased	-	(81)
Net cash used by financing activities	-	(81)

Net change in cash and cash equivalents	(916)	(539)
Cash and cash equivalents at beginning of year	2,667	2,894
Cash and cash equivalents at end of year	$1,751	$2,355

Supplemental cash flow disclosure:
Income taxes paid	$2	$1

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s assets currently consist primarily of cash and cash equivalents, investment securities, and real estate. The Company currently earns non-operating revenue principally consisting of earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Part II - Item 1. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

The Company’s management believes that operating cash needs for the next twelve months will be met principally by the receipt of earnings on investment securities and cash equivalents, and the Company’s current financial resources.

Note 2 – Recent Accounting Pronouncements

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

The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,”(“SFAS No. 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated balance sheets and reporting transactions between the reporting entity and holders of noncontrolling interests. Under this statement, noncontrolling interests are considered equity and reported as an element of consolidated equity. Further, net income encompasses all consolidated subsidiaries with disclosure of the attribution of net income between controlling and noncontrolling interests. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 expands the disclosure provisions to apply to all entities with derivative instruments subject to SFAS No. 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS No. 133 required disclosures, generally will need to be presented for every annual and interim reporting period. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. The Company will apply the provisions of FSP SFAS No. 142-3 when acquiring future intangible assets.

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

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In June 2008, the FASB issued Staff Position (“FSP”) Emerging Issue Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its earnings per share data, including any amounts related to interim periods, summaries of earnings and selected financial data, to conform to the provisions of FSP EITF 03-6-1.  The adoption of FSP EITF 03-6-1 did not have a material impact on the Company's consolidated financial statements.

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

Note 3 - Legal Proceedings

The information contained inItem 8 - Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report. There have been no material developments in such legal proceedings, except as set forth below.

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation - On February 12 and 17, 2009, the Court heard closing arguments. At the conclusion of closing arguments, the Court ruled that the FDIC and DOJ could file short supplemental briefs addressing certain limited issues by March 6, 2009, and that the Company could file a short responsive brief which was filed on March 25, 2009. The Company does not know when the Court will issue its final decision. The Company believes any decision rendered by Judge Smith on damages, as well as his decision relating to his authority to review and consider the validity of the alleged receivership deficit, will likely be appealed to the U.S. Court of Appeals for the Federal Circuit.

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

Note 4 - Cash and Cash Equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts with original maturities of less than three months, are classified as cash equivalents. Included in cash and cash equivalents at December 21, 2008, is $900,000 of funds held in escrow from a proposed real estate transaction. The transaction was terminated in 2008 and the escrow funds with accrued interest were returned in March 2009. In addition, the Company was reimbursed $50,000 for related expenses, which is reflected as other income in the Company’s Statement of Operations for the three months ended March 31, 2009.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Investment Securities

Investment securities - held to maturity, consist of U.S. Treasury Bills with original maturities over three months and are carried at amortized cost (which includes accrued interest), based upon the Company’s intent and ability to hold these investments to maturity.

Investment securities consist of the following:

	March 31, 2009			December 31, 2008
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost of Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$10,895	$10,895	$10,898	$11,400	$11,400	$11,400
	$10,895	$10,895	$10,898	$11,400	$11,400	$11,400

The gross unrealized gains on investment securities at March 31, 2009 and December 31, 2008 consist of the following:

(in thousands)

Held to Maturity:	2009	2008
Gross unrealized gains	$3	$-

Note 6 – Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease.

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair market value exceeds the property’s current carrying value. Therefore, the carrying value of the property as of March 31, 2009, has not been impaired.

Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements, if any, would typically be depreciated over the lesser of the remaining life of the tenants’ lease or the estimated useful lives of the improvements.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 - Other Asets

In January 2009, due to various considerations, the Company sought to prepay 2009 expenses at a discount from full value. In connection therewith, the Company and Mr. Bianco agreed to a discounted payment of Mr. Bianco’s 2009 annual base salary as provided for in the 2007 Employment Agreement in effect between Mr. Bianco and the Company. In January 2009, Mr. Bianco was paid approximately $609,000, in full satisfaction of his contracted 2009 annual base salary. At March 31, 2009, the unearned portion of the prepayment amount of approximately $454,000, is reflected as a prepaid expense in the Company’s March 31, 2009, Consolidated Balance Sheet. In the event Mr. Bianco does not fulfill his 2009 employment obligation with the Company, he would be required to reimburse the Company for any unearned portion thereof.

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

The Company has calculated a net deferred tax asset of $39 million as of March 31, 2009 and December 31, 2008, arising primarily from net operating loss (“NOL”) carryforwards, alternative minimum tax (“AMT”) credits (not including the anticipated tax effects of NOL’s which could be generated from the Company’s tax basis in Carteret Savings Bank, F.A. and subsidiaries (“Carteret”), resulting from the election decision, as more fully described below). A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

There were no unrecognized tax benefits at March 31, 2009 or December 31, 2008. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities and the Company has not been notified of any potential tax audits by any federal, state or local tax authorities. As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2005.

Based upon the Company’s federal income tax returns as filed from 1993 to 2007 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed below, as of March 31, 2009, the Company has NOL carryforwards aggregating approximately $36 million, available to reduce future federal taxable income, which expire if unused beginning in 2009. In addition to the NOL carryforwards noted herein, the Company currently estimates that, an additional $16.7 million of NOL carryforwards could be generated from the 2007 tax year which would expire if unused in 2027, and approximately $4.5 million of NOL carryforwards could be generated from the 2008 tax year which would expire if unused in 2028. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the IRS and the Company has not been notified of any potential tax audits by any federal, state or local tax authorities. The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards (“AMT Credits”), which are not subject to expiration. Based on the filing of the Carryback Claims, as defined further below, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

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

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank (“Carteret FSB”); however all of the information still has not been received. The Company believes, as a result of remaining consolidated with Carteret FSB for federal income tax return purposes, that the Company’s tax basis in Carteret/Carteret FSB can be converted into NOL’s, as tax losses are incurred, which could be available to carryforward/carryback into various federal income tax return years. However; since all of the Carteret FSB tax information has not been received, the Company is unable to determine with certainty, the amount of or the years in which any NOL’s may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated.

Based on information received to date, and prior to the recognition of the 1992 tax losses reflected on the Company’s 1992 amended federal income tax return, as further described below, the Company estimated that as of December 1992 it had a remaining tax basis in Carteret/Carteret FSB of approximately $158 million. Based on the Company’s Election Decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB, (the “1992 Amended Return”). The Company is still in the process of reviewing its consolidated federal income tax returns for 1993 and subsequent years.

The Company expects that the 1992 Amended Return will generate approximately $56 million of NOL’s for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See “Carryback Claims,” below for further information. As part of the 1992 Amended Return, approximately $56 million, (of the $158 million), of Carteret/Carteret FSB tax basis is expected to be converted into NOL’s, (as tax losses are incurred) in tax year 1992, and will have expired in 2007, unless they are utilized as part of the “Carryback Claims,” or absorbed in earlier years based on inclusion of certain items in the consolidated group.

The Carteret/Carteret FSB tax basis, of approximately $102 million, remaining after recognition of the 1992 Amended Return, may be converted into NOL carryforwards/carrybacks as additional tax losses are incurred by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; utilized in other tax years; or could begin to expire no earlier than 2008 based upon the year any NOL’s are ultimately generated. The Company can give no assurances with regard to the 1992 Amended Return, subsequent year returns, or the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company’s tax basis in Carteret/Carteret FSB. Any NOL’s ultimately generated from the Company’s tax basis in Carteret/Carteret FSB, would be in addition to the NOL carryforwards/carrybacks generated based on the Company’s federal income tax returns as previously filed, as further detailed above.

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

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Although the Company believes the Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid, the FDIC, as indicated above, continues to report the 1995 federal income tax liability, including interest and penalty, as a component of the alleged Carteret FSB receivership deficit. As part of the Supervisory Goodwill legal proceedings, the Company presented to the Court of Claims various arguments to support the position that no federal income tax would be owed as a result of the Carteret FSB receivership operations for tax year 1995; however, the Department of Justice and the FDIC have stated to the Court of Claims that they do not believe the Court of Claims has jurisdiction over that issue. The Supervisory Goodwill proceedings remain pending in the Court of Claims. Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company’s originally filed federal income tax returns, the Company based upon consultation with its legal and tax advisors believes that no additional material federal income tax would be owed by the Company, although this cannot be assured because a contrary result is possible, given the uncertainty with various legal and factual assumptions underlying the Company’s beliefs. This analysis included among other items, a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to statute of limitation provisions contained in the Internal Revenue Code, as amended. As explained above, although the Company does not believe that Carteret FSB or the Company will have a material federal income tax liability related to Carteret FSB for tax year 1995 (or any other tax year), the Company can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations. The Company is continuing to try to resolve these matters as part of the Supervisory Goodwill legal process and is also continuing to review the Carteret FSB federal income tax returns and the results of their inclusion with the Company’s federal income tax returns as previously filed. The Company is pursuing the Carryback Claims, as further described above, which could have an impact on the analysis of the prior year tax information. For further information on the Supervisory Goodwill legal proceedings, see Note 3 herein. The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential inter-relationship of the Carteret FSB federal income tax returns with the Company’s federal income tax positions. It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

Note 9 – Stock-Based Compensation

Under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”), the Company may grant to officers and employees of the Company and its subsidiaries, stock options (“Options”), stock appreciation rights (“SARs”), restricted stock awards (“Restricted Stock”), merit awards (“Merit Awards”) and performance share awards (“Performance Shares”), through May 28, 2018. An aggregate of 5,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of March 31, 2009, there were 4,149,000 shares available for future stock option grants. Options may be granted as incentive stock options (“ISOs”) intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options (“NQSOs”). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company’s Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a “Change of Control” of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee’s Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

No stock based compensation expense was recorded in the three months ended March 31, 2009 and March 31, 2008, as all previously granted options vested as of January 2, 2007. No stock option awards have been granted since January 2005. Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations with corresponding increase paid in capital in the statement of stockholders’ equity.

The fair value of option awards are estimated on the date of grant using the Black-Scholes-Merton option valuation model (“Black-Scholes”) that uses certain assumptions at the time of valuation. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant. No adjustments were made to the input assumptions for the calculation of the fair value of stock options granted in 2005 from the pro forma amounts previously presented in the Company’s prior period financial statements.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions utilized were management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from the amounts previously recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options have been granted since January 2005.

The following table reports stock option activity during the three month period ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2009	866,000	$90
Expired	(15,000)	2.56

Outstanding at March 31, 2009	851,000	$0.87

Exercisable	851,000	$0.87	$4.12

At March 31, 2009, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company’s stock; therefore, no intrinsic value for stock options is included herein.

There were no outstanding option shares vesting during the three month period ended March 31, 2009 or March 31, 2008. As of March 31, 2009, there was no unamortized compensation cost related to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

Options to purchase 851,000 shares of common stock for the three months ended March 31, 2009, and 866,000 shares of common stock for the three months ended March 31, 2008, were excluded from the computation of diluted earnings per share because these options were antidilutive.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 - Pension and Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually. Beginning in 2009, the employer match was reduced to 75% of the amount the employee elects to defer from the 2008 employer match of 100%. Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds. The Company’s matching contributions are invested in the same manner as the compensation reduction contributions. The Company’s matching contributions to the Savings Plan, charged to expense, were $36,000 for the three months ended March 31, 2009, and $49,000 for the three months ended March 31, 2008, respectively. All contributions are subject to maximum limitations contained in the Code.

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2009	-	-	3,068,055	6,931,945
January 1, 2009 - January 31, 2009	-	-	3,068,055	6,931,945
February 1, 2009 - February 28, 2009	-	-	3,068,055	6,931,945
March 1, 2009 - March 31, 2009	-	-	3,068,055	6,931,945

Total	-

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

FORWARD LOOKING STATEMENTS

This quarterly report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or make oral statements that constitute forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other Supervisory Goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at March 31, 2009, aggregated $15,220,000 consisting principally of cash and cash equivalents of $1,751,000, investment securities of $10,895,000 and real estate owned of $2,056,000. At March 31, 2009, the Company’s liabilities aggregated $151,000. Total stockholders equity was $15,069,000.

In January 2009, due to various considerations, the Company sought to prepay 2009 expenses at a discount from full value. In connection therewith, the Company and Mr. Bianco agreed to a discounted payment of Mr. Bianco’s 2009 annual base salary as provided for in the 2007 Employment Agreement in effect between Mr. Bianco and the Company. In January 2009, Mr. Bianco was paid approximately $609,000, in full satisfaction of his contracted 2009 annual base salary. At March 31, 2009, the unearned portion of the prepayment amount of approximately $454,000, is reflected as a prepaid expense in the Company’s March 31, 2009, Consolidated Balance Sheet. In the event Mr. Bianco does not fulfill his 2009 employment obligation with the Company, he would be required to reimburse the Company for any unearned portion thereof.

For the three months ended March 31, 2009, cash of $1,425,000 was used by operations, due to the payment of legal expenses relating to the Supervisory Goodwill proceedings, the payment of prior year accruals and operating expenses. The cash needs of the Company for the three months ended March 31, 2009 were satisfied by the Company’s current financial resources and the receipt of investment earnings received on investment securities and cash equivalents. Management believes that the Company’s capital resources are sufficient to continue operations for the next twelve months.

For the three months ended March 31, 2008, cash of $1,392,000 was used by operations, primarily due to the payment of legal expenses relating to the Supervisory Goodwill trial and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for the three months ended March 31, 2008 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents and the Company’s current financial resources.

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

As of March 31, 2009, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease. Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair market value exceeds the property’s current carrying value; and, therefore the carrying value of the property as of March 31, 2009, has not been impaired.

There are no material commitments for capital expenditures as of March 31, 2009. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three months ended March 31, 2009 vs. the Three months ended March 31, 2008

The Company currently earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company’s management believes that operating cash needs for the next twelve months will be met principally by the receipt of investment earnings on investment securities and cash equivalents and the Company’s current financial resources. The Company’s main source of revenue in 2009 was non-operating revenue consisting of investment earnings.

No rental income from real estate owned was earned for the 2009 or 2008 periods.

Compensation and benefits decreased to $434,000 in the three months ended March 31, 2009, compared with $500,000 in the respective 2008 period. The decrease is primarily due to a lower level of incentive compensation accruals in the 2009 period versus the same 2008 period.

No stock based compensation expense was recorded in the three months ended March 31, 2009 or March 31, 2008, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005.

Professional and outside services decreased to $389,000 in the three months ended March 31, 2009, compared to $1,867,000 in the respective 2008 period. The decrease in the 2009 three month period as compared to the respective 2008 period is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2009 versus 2008. The Supervisory Goodwill litigation expenses in the 2009 period included expenses incurred in connection with post trial arguments and post trial brief preparation which were concluded in March 2009. The Supervisory Goodwill litigation expenses for the 2008 period include expenses relating to the preparation for the trial and actual trial expenses incurred during 2008.

Interest income in the three months ended March 31, 2009, decreased to $9,000 from $153,000 in the respective 2008 period. The decreased interest income is due to a decreased investment yield in the three months ending March 31, 2009, compared with the respective 2008 period and to a lesser extent, a lower level of cash equivalents and investment securities. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities as of March 31, 2009.

Other income of $50,000 for the three months ended March 31, 2009, is attributable to reimbursement received by the Company in March 2009, for expenses relating to a proposed real estate transaction which was terminated in 2008.

The Company recognized a $2,000 income tax provision for the three months ended March 31, 2009, as compared with no income tax provision for the three months ended March 31, 2008. The income tax provision for the three months ended March 31, 2009, is primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$23	$14	$9	$-	$-
Total	$23	$14	$9	$-	$-

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company’s interest rate sensitive investments with maturity dates of less than one year consist of the following:

($ in thousands)	March 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

U.S. Treasury Bills	$10,895	$10,898	$11,400	$11,400
Weighted average interest rate	0.33%		-

The Company’s current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the year.

Due to current market factors, the Company has maintained its available cash resources in U.S. Treasury Bills, which are currently providing a low investment yield.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

For a discussion of the Company’s legal proceedings, including a discussion of the Company’s Supervisory Goodwill litigation, see Part I - Item 1 - Note 3 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A to Part I of Form 10-K.

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

Date: May 13, 2009