Form 10-Q
period 2009-09-30
AMBASE CORP
filed 2009-11-10
CIK 20639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

At October 15, 2009, there were 43,127,389 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q

September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(in thousands, except for share and per share mounts)

Assets:	September 30 2009	December 31 2008
Cash and cash equivalents, (including restricted cash of $900 in 2008)	$1,989	$2,667
Investment securities:
Held to maturity (market value $9,995 and $11,400, respectively)	9,989	11,400
Total investment securities	9,989	11,400

Real estate owned:
Land	554	554
Buildings	1,900	1,900
	2,454	2,454
Accumulated depreciation	(424)	(385)

Real estate owned, net	2,030	2,069

Other assets	262	105
Total assets	$14,270	$16,241

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$215	$304
Other liabilities	2	9

Total liabilities	217	313

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,127,389 outstanding at 2009 and 43,215,464 outstanding at 2008)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(532,353)	(530,488)
Treasury stock, at cost - 3,282,618 and 3,194,543, respectively	(2,102)	(2,092)
Total stockholders’ equity	14,053	15,928

Total liabilities and stockholders’ equity	$14,270	$16,241

The accompanying notes are an integral part of these consolidated financial statements.

                                                      AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Third Quarter and Nine Months Ended September 30
(Unaudited)

(in thousands, except per share data)

	Three Months		Nine Months
	2009	2008	2009	2008
Operating expenses:
Compensation and benefits	$349	$425	$1,145	$1,374
Professional and outside services	86	176	555	2,949
Property operating and maintenance	25	25	39	73
Depreciation	13	13	78	39
Insurance	7	16	46	60
Other operating	24	44	82	136
	504	699	1,945	4,631
Operating loss	(504)	(699)	(1,945)	(4,631)

Interest income	15	71	36	318
Other income	-	-	50	247
Loss before income taxes	(489)	(628)	(1,859)	(4,066)

Income tax expense	(2)	-	(6)	-
Net loss	$(491)	$(628)	$(1,865)	$(4,066)

Per share data:
Net loss attributable to common stockholders - basic	$(0.01)	$(0.01)	$(0.04)	$(0.09)
Net loss attributable to common stockholders -assuming dilution	$(0.01)	$(0.01)	$(0.04)	$(0.09)

Weighted average common shares outstanding
Basic	43,131	43,566	43,172	43,635
Assuming dilution	43,131	43,566	43,172	43,635

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30

(Unaudited)

(in thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(1,865)	$(4,066)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	39	39
Changes in other assets and liabilities:
Accrued interest receivable on investment securities	(3)	59
Other assets	(157)	136
Accounts payable and accrued liabilities	(89)	(302)
Other liabilities	(7)	(8)
Net cash used by operating activities	(2,082)	(4,142)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	32,786	25,338
Purchases of investment securities - held to maturity	(31,372)	(20,863)
Net cash provided by investing activities	1,414	4,475

Cash flows from financing activities:
Common stock purchased for treasury	(10)	(148)
Net cash used by financing activities	(10)	(148)

Net change in cash and cash equivalents	(678)	185
Cash and cash equivalents at beginning of year	2,667	2,894
Cash and cash equivalents at end of year	$1,989	$3,079

Supplemental cash flow disclosure:
Income taxes paid	$3	$1

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

Note 2 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial positions or results of operations.

There are no new accounting pronouncements that would materially affect the Company’s financial statements or results of operations for the periods reported herein.

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

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation - On February 12 and 17, 2009, the Court heard closing arguments. At the conclusion of closing arguments, the Court ruled that the FDIC and DOJ could file short supplemental briefs addressing certain limited issues by March 6, 2009, and that the Company could file a short responsive brief which was filed on March 25, 2009. In May 2009, the DOJ requested and simultaneously filed with the Court an additional supplemental brief. The Court granted the DOJ’s motion and permitted the DOJ’s additional supplemental brief. The Company subsequently requested and the Court allowed the Company to file a responsive supplemental brief to the DOJ brief which was filed in June 2009. The Company does not know when the Court will issue its final decision. The Company believes any decision rendered by Judge Smith on damages, as well as his decision relating to his authority to review and consider the validity of the alleged receivership deficit, will likely be appealed to the U.S. Court of Appeals for the Federal Circuit.

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

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  See Note 8 – Income Taxes for further information.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  Further briefs on these motions are to be filed, after which the Company expects the Court to issue a ruling that may or may not be dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.

Note 4 - Cash and Cash Equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts with original maturities of less than three months, are classified as cash equivalents. Included in cash and cash equivalents at December 31, 2008, is $900,000 of funds held in escrow from a proposed real estate transaction. The transaction was terminated in 2008 and the escrow funds with accrued interest were returned in March 2009. In addition, in March 2009, the Company was reimbursed $50,000 for related expenses, which is reflected as other income in the Company’s Statement of Operations for the nine months ended September 30, 2009.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Investment Securities

Investment securities - held to maturity, consist of U.S. Treasury Bills with original maturities over three months and are carried at amortized cost (which includes accrued interest), based upon the Company’s intent and ability to hold these investments to maturity.

Investment securities consist of the following:

	September 30, 2009			December 31, 2008
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$9,989	$9,989	$9,995	$11,400	$11,400	$11,400
	$9,989	$9,989	$9,995	$11,400	$11,400	$11,400

The gross unrealized gains on investment securities at September 30, 2009 and December 31, 2008 consist of the following:

(in thousands)

Held to Maturity:	2009	2008
Gross unrealized gains	$6	$-

Note 6 – Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease.

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair market value exceeds the property’s current carrying value. Therefore, the carrying value of the property as of September 30, 2009, has not been impaired.

Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements, if any, would typically be depreciated over the lesser of the remaining life of the tenants’ lease or the estimated useful lives of the improvements.

Note 7 – Other Assets

In January 2009, due to various considerations, the Company sought to prepay 2009 expenses at a discount from full value. In connection therewith, the Company and Mr. Bianco agreed to a discounted payment of Mr. Bianco’s 2009 annual base salary as provided for in the 2007 Employment Agreement in effect between Mr. Bianco and the Company. In January 2009, Mr. Bianco was paid approximately $609,000, in full satisfaction of his contracted 2009 annual base salary. The unearned portion of the prepayment amount of approximately $149,000 is reflected as a prepaid expense in the Company’s September 30, 2009, Consolidated Balance Sheet. In the event Mr. Bianco does not fulfill his 2009 employment obligation with the Company, he would be required to reimburse the Company for any unearned portion thereof.

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

The Company has calculated a net deferred tax asset of $42 million as of September 30, 2009 and $39 million December 31, 2008, arising primarily from net operating loss (“NOL”) carryforwards and alternative minimum tax (“AMT”) credits. This amount does not include the anticipated tax effects of NOL’s which could be generated from the Company’s investment in Carteret Savings Bank, F.A. and subsidiaries (“Carteret”), resulting from the election decision, as more fully described below. A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

There were no unrecognized tax benefits at September 30, 2009 or December 31, 2008. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities. In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return. The Company has not been notified of any potential tax audits by any state or local tax authorities. As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2005.

Based upon the Company’s federal income tax returns as filed from 1993 to 2008 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed below, as of September 30, 2009, the Company has NOL carryforwards aggregating approximately $40.8 million, available to reduce future federal taxable income, which expire if unused beginning in 2009. In addition to the NOL carryforwards noted herein, the Company currently estimates that, an additional $16.7 million of NOL carryforwards could be generated from the 2007 tax year which would expire if unused in 2027. The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards (“AMT Credits”), which are not subject to expiration. Based on the filing of the Carryback Claims, as defined further below, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

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

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank (“Carteret FSB”); however all of the information still has not been received. The Company believes, as a result of remaining consolidated with Carteret FSB for federal income tax return purposes, that the Company’s tax basis in its investment in Carteret/Carteret FSB can be converted into NOL’s, as tax losses are incurred, which could be available to carryforward/carryback into various federal income tax return years. However; since all of the Carteret FSB tax information has not been received, the Company is unable to determine with certainty, the amount of or the years in which any NOL’s may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on information received to date, and prior to the recognition of the 1992 tax losses reflected on the Company’s 1992 amended federal income tax return, as further described below, the Company estimated that as of December 1992 it had a remaining tax basis related to its investment in Carteret/Carteret FSB of approximately $158 million. Based on the Company’s Election Decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB, (the “1992 Amended Return”). The Company is still in the process of reviewing its consolidated federal income tax returns for 1993 and subsequent years.

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

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the “Carryback Claims”) seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss. In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment. Further briefs on these motions are to be filed, after which the Company expects the Court to issue a ruling that may or may not be dispositive of the case. The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.

SeeNote 3 – Legal Proceedings.

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

Note 9 – Stock-Based Compensation

Under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”), the Company may grant to officers and employees of the Company and its subsidiaries, stock options (“Options”), stock appreciation rights (“SARs”), restricted stock awards (“Restricted Stock”), merit awards (“Merit Awards”) and performance share awards (“Performance Shares”), through May 28, 2018. An aggregate of 5,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. As of September 30, 2009, there were 4,149,000 shares available for future stock option grants. Options may be granted as incentive stock options (“ISOs”) intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options (“NQSOs”). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company’s Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a “Change of Control” of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee’s Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

No stock based compensation expense was recorded in the nine months ended September 30, 2009 and September 30, 2008, as all previously granted options vested as of January 2, 2007. No stock option awards have been granted since January 2005. Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations with a corresponding increase in paid capital in the statement of stockholders’ equity.

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

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of accounting principles generally accepted in the United States of America and reflects all substantive characteristics of the instruments being valued. No stock options have been granted since January 2005.

The following table reports stock option activity during the nine month period ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2009	866,000	$0.90
Expired	(15,000)	2.56

Outstanding at September 30, 2009	851,000	$0.87

Exercisable	851,000	$0.87	$4.12

At September 30, 2009, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company’s stock; therefore, no intrinsic value for stock options is included herein.

There were no outstanding option shares vesting during the nine month periods ended September 30, 2009 or September 30, 2008. As of September 30, 2009, there was no unamortized compensation cost related to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

Options to purchase 851,000 shares of common stock for the nine months ended September 30, 2009, and 866,000 shares of common stock for the nine months ended September 30, 2008, were excluded from the computation of diluted earnings per share because these options were antidilutive.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 - Pension and Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually. Beginning in 2009, the employer match was reduced to 75% of the amount the employee elects to defer from the 2008 employer match of 100%. Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds. The Company’s matching contributions are invested in the same manner as the compensation reduction contributions. The Company’s matching contributions to the Savings Plan, charged to expense, were $7,000 and $49,000 for the third quarter and nine months ended September 30, 2009, respectively and $11,000 and $68,000 for the third quarter and nine months ended September 30, 2008, respectively. All contributions are subject to maximum limitations contained in the Code.

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2009	-	-	3,068,055	6,931,945
January 1, 2009 - January 31, 2009	-	-	3,068,055	6,931,945
February 1, 2009 - February 28, 2009	-	-	3,068,055	6,931,945
March 1, 2009 - March 31, 2009	-	-	3,068,055	6,931,945
April 1, 2009 - April 30, 2009	50,000	$0.09	3,118,055	6,881,945
May 1, 2009 - May 31, 2009	-	-	3,118,055	6,881,945
June 1, 2009 - June 30, 2009	10,000	0.10	3,128,055	6,871,945
July 1, 2009 - July 31, 2009	27,000	0.10	3,155,055	6,844,945
August 1, 2009 - August 31, 2009	1,075	0.10	3,156,130	6,843,870
September 1, 2009 - September 30, 2009	-	-	3,156,130	6,843,870
Total	88,075

Note 12 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2009 through November 10, 2009, the date the financial statements were issued.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at September 30, 2009, aggregated $14,270,000 consisting principally of cash and cash equivalents of $1,989,000 investment securities of $9,989,000 and real estate owned of $2,030,000. At September 30, 2009, the Company’s liabilitiesaggregated $217,000. Total stockholders equity was $14,053,000.

In January 2009, due to various considerations, the Company sought to prepay 2009 expenses at a discount from full value. In connection therewith, the Company and Mr. Bianco agreed to a discounted payment of Mr. Bianco’s 2009 annual base salary as provided for in the 2007 Employment Agreement in effect between Mr. Bianco and the Company. In January 2009, Mr. Bianco was paid approximately $609,000, in full satisfaction of his contracted 2009 annual base salary. The unearned portion of the prepayment amount of approximately $149,000 is reflected as a prepaid expense in the Company’s September 30, 2009, Consolidated Balance Sheet. In the event Mr. Bianco does not fulfill his 2009 employment obligation with the Company, he would be required to reimburse the Company for any unearned portion thereof.

For the nine months ended September 30, 2009, cash of $2,082,000 was used by operations, due to the payment of legal expenses relating to the Supervisory Goodwill proceedings, the payment of prior year accruals and operating expenses. The cash needs of the Company for the nine months ended September 30, 2009 were satisfied by the Company’s current financial resources and the receipt of investment earnings received on investment securities and cash equivalents. Management believes that the Company’s capital resources are sufficient to continue operations for the next twelve months.

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

As of September 30, 2009, the Company owns one commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease. Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair market value exceeds the property’s current carrying value; and, therefore the carrying value of the property as of September 30, 2009, has not been impaired.

There are no material commitments for capital expenditures as of September 30, 2009. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2009 vs. the Third Quarter and Nine Months Ended September 30, 2008

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

Compensation and benefits decreased to $349,000 and $1,145,000 in the third quarter and nine months ended September 30, 2009, respectively, compared with $425,000 and $1,374,000 in the respective 2008 periods. The decrease is primarily due to a lower level of incentive compensation accruals in the 2009 periods versus the same 2008 periods.

No stock based compensation expense was recorded in the nine months ended September 30, 2009 or September 30, 2008, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005.

Professional and outside services decreased to $86,000 and $555,000 in the third quarter and nine months ended September 30, 2009 respectively, compared to $176,000 and $2,949,000 in the respective 2008 periods. The decrease in the 2009 third quarter and nine months periods as compared to the respective 2008 periods is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2009 versus 2008. The Supervisory Goodwill litigation expenses in the 2009 periods included expenses incurred in connection with post trial arguments and post trial brief preparation which were concluded in May 2009. The Supervisory Goodwill litigation expenses for the 2008 periods include expenses relating to the preparation for the trial and actual trial expenses incurred during 2008.

Other operating expenses decreased to $24,000 and $82,000 in the third quarter and nine months ended September 30, 2009, respectively, compared with $44,000 and $136,000 in the respective 2008 periods. The decrease is generally due to a decline in various Supervisory Goodwill related overhead expenses in the 2009 periods versus the same periods in 2008.

Interest income in the third quarter and nine months ended September 30, 2009, decreased to $15,000 and $36,000 respectively, from $71,000 and $318,000 in the respective 2008 periods. The decreased interest income is principally due to a decreased investment yield in 2009, compared with 2008 and to a lesser extent, a lower level of cash equivalents and investment securities. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities as of September 30, 2009.

Other income of $50,000 for the nine months ended September 30, 2009, is attributable to reimbursement received by the Company in March 2009, for expenses relating to a proposed real estate transaction which was terminated in 2008.

The Company recognized an income tax provision of $2,000 and $6,000 for the third quarter and nine months ended September 30, 2009 respectively, as compared with no income tax provision for the third quarter and nine months ended September 30, 2008. The income tax provision for the third quarter and nine months ended September 30, 2009, is primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period. Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$16	$14	$2	$-	$-
Total	$16	$14	$2	$-	$-

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company’s interest rate sensitive investments with maturity dates of less than one year consist of the following:

($ in thousands)	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

U.S. Treasury Bills	$9,989	$9,995	$11,400	$11,400
Weighted average interest rate	0.27%		-

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Date: November 10, 2009