Form 10-K
period 2009-12-31
AMBASE CORP
filed 2010-03-29
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

At February 26, 2010, there were 43,075,410 shares of registrant’s Common Stock outstanding. At June 30, 2009, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.10 per share was approximately $4 million. The Common Stock constitutes registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 42.

AmBase Corporation

Annual Report on Form 10-K

December 31, 2009

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

The Company’s assets currently consist primarily of cash and cash equivalents, investment securities, and real estate. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part II - Item 8 - Notes 9 and 10 to the Company’s consolidated financial statements. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 6 employees at December 31, 2009.

In July 2005, the Company sold its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut (“Two Soundview”). Accordingly, the results of operations of Two Soundview were retroactively reclassified as discontinued operations in accordance with Financial Account Standards Board, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS144”). In connection with the sale, the Company recorded a gain of $10,290,000 in 2005.

Background

City originally incorporated AmBase as the holding company for The Home Insurance Company, and its affiliated property and casualty insurance companies (“The Home”). In 1985, City, which owned all the outstanding shares of the Common Stock of the Company, distributed the Company’s shares to City’s common stockholders. The Home was sold in February 1991.

In August 1988, the Company acquired Carteret Bancorp Inc. Carteret Bancorp Inc., through its principal wholly owned subsidiary, Carteret Savings Bank, FA (“Carteret”), which was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing. On December 4, 1992, the Office of Thrift Supervision (“OTS”) placed Carteret in receivership under the management of the Resolution Trust Corporation (“RTC”) and a new institution, Carteret Federal Savings Bank, was established to assume the assets and certain liabilities of Carteret. Following the seizure of Carteret, the Company was deregistered as a savings and loan holding company by the OTS, although the OTS retains jurisdiction for any regulatory violations prior to deregistration. See Part II - Item 8 - Note 10 to the Company’s consolidated financial statements for a discussion of Supervisory Goodwill litigation relating to Carteret.

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

Set forth below is a list of executive officers of the Company at December 31, 2009:

Name	Age	Title

Richard A. Bianco	62	Chairman, President and Chief Executive Officer

John P. Ferrara	48	Vice President, Chief Financial Officer and Controller

Joseph R. Bianco	65	Treasurer

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

	2009		2008
	High	Low	High	Low
First Quarter	$0.19	$0.11	$0.44	$0.38
Second Quarter	0.11	0.09	0.47	0.36
Third Quarter	0.20	0.10	0.44	0.35
Fourth Quarter	0.18	0.13	0.37	0.16

As of February 26, 2010, there were approximately 13,700 beneficial owners of the Company’s Common Stock. No dividends were declared or paid on the Company’s Common Stock in 2009 or 2008. The Company does not intend to declare or pay dividends in the foreseeable future.

For information concerning the Company’s stockholder rights plan, see Part II - Item 8 - Note 5 to the Company’s consolidated financial statements.

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2009	-	-	3,068,055	6,931,945
January 1, 2009 - January 31, 2009	-	-	3,068,055	6,931,945
February 1, 2009 - February 28, 2009	-	-	3,068,055	6,931,945
March 1, 2009 - March 31, 2009	-	-	3,068,055	6,931,945
April 1, 2009 - April 30, 2009	50,000	0.10	3,118,055	6,881,945
May 1, 2009 - May 31, 2009	-	-	3,118,055	6,881,945
June 1, 2009 - June 30, 2009	10,000	0.10	3,128,055	6,871,945
July 1, 2009 - July 31, 2009	27,000	0.10	3,155,055	6,844,945
August 1, 2009 - August 31, 2009	1,075	0.10	3,156,130	6,843,870
September 1, 2009 - September 30, 2009	-	-	3,156,130	6,843,870
October 1, 2009 - October 31, 2009	50,000	0.14	3,206,130	6,793,870
November 1, 2009 - November 30, 2009	1,979	0.14	3,208,109	6,791,891
December 1, 2009 - December 31, 2009	-	-	3,208,109	6,791,891
Total	140,054

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

	December 31
Company/Index	2004	2005	2006	2007	2008	2009
AmBase Corporation	100.00	68.18	64.94	51.95	20.78	18.18
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P 500 Financial Index	100.00	106.48	126.91	103.27	46.15	54.09

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company’s consolidated financial statements included in Part II - Item 8 of this Form 10-K. The consolidated statements of operations for the periods ended prior to the July 2005 sale of Two Soundview were retroactively reclassified to reflect the operations as discontinued operations.

(in thousands, except per share data)	Years ended December 31,
	2009	2008	2007	2006	2005 (a)

Operating revenue	$-	$-	$-	$92	$170
Interest income	50	353	1,305	1,846	1,034

Loss from continuing operations	$(2,411)	$(4,431)	$(3,936)	$(5,463)	$(5,519)
Income from discontinued operations	-	-	-	-	10,647

Net income (loss)	$(2,411)	$(4,431)	$(3,936)	$(5,463)	$5,128
Per share data:
Loss from continuing operations - Basic	$(0.06)	$(0.10)	$(0.09)	$(0.12)	$(0.12)
Income from discontinued operations - Basic	-	-	-	-	0.23
Net income (loss) - Basic	$(0.06)	$(0.10)	$(0.09)	$(0.12)	$0.11
Dividends	-	-	-	-	-
Total assets	$13,801	$16,241	$21,559	$42,148	$45,883
Total stockholders’ equity	13,500	15,928	20,578	24,667	29,682

(a)	Net income in 2005 includes a $10,298,000 gain from the sale of Two Soundview.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at December 31, 2009, aggregated $13,801,000, consisting principally of cash and cash equivalents of $1,715,000, investment securities of $9,996,000 and real estate owned of $2,018,000. At December 31, 2009, the Company’s liabilities aggregated $301,000. Total stockholders’ equity was $13,500,000.

For the year ended December 31, 2009, cash of $2,349,000 was used by operations, including the payment of legal expenses relating to the Supervisory Goodwill proceedings, the payment of operating expenses and prior year accruals; partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2009 were principally satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings on investment securities and cash equivalents. Management believes that the Company’s liquid assets are sufficient to continue operations for the next twelve months.

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

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair market value exceeds the property’s current carrying value. Therefore, the Company believes the carrying value of the property as of December 31, 2009, has not been impaired. For additional information see Part II – Item 8 – Note 12 to the Company’s consolidated financial statements.

Pursuant to the Company’s Repurchase Plan, the Company repurchased, from unaffiliated parties, an aggregate of 140,054 shares of common stock during the year ended December 31, 2009, at various dates, at market prices at their time of purchase for an aggregate cost of $17,000. See Part II - Item 8 - Note 5 for further details with regard to the Company’s purchases of common stock pursuant to its common stock repurchase plan. There are no material commitments for capital expenditures as of December 31, 2009. Inflation has had no material impact on the business and operations of the Company.

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

RESULTS OF OPERATIONS

Continuing Operations

In 2009, the Company earned non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents; the Company had no operating revenue in 2009, 2008 or 2007. The Company’s management believes that operating cash needs for the next twelve months will be met principally by the Company’s current financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

The Company recorded a net loss of $2,411,000 or $0.06 per share for the year ended December 31, 2009, and $4,431,000 or $0.10 per share for the year ended December 31, 2008, and $3,936,000 or $0.09 per share for the year ended December 31, 2007.

Compensation and benefits decreased to $1,508,000 in 2009 from $1,533,000 in 2008, and from $2,911,000 in 2007. The decrease in compensation and benefits in 2009 compared to 2008 is primarily due to a lower level of benefit costs in 2009. The decrease in compensation and benefits in 2008 compared to 2007 is due to no Supplemental Plan expense being recognized in 2008, as a result of the Supplemental Plan termination as of May 31, 2007, as further described below and a lower level of incentive compensation accruals in 2008. Included in compensation and benefits is an accrual for the Supplemental Plan of $868,000 for 2007. Incentive compensation accruals remained unchanged at $179,000 in 2009 and 2008, a decrease from $443,000 in 2007.

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

For the year ended December 31, 2007, the Supplemental Plan expense reflects recognition of an expense of $394,000 recorded to increase the Supplemental Plan liability to the present value of the May 31, 2007 lump-sum payment amount of $16,676,115, utilizing a 5.75% discount rate factor based on the 2007 Employment Agreement between the Company and Mr. Bianco and the amendment of the Supplemental Plan. An additional Supplemental Plan expense of $474,000 in the year ended December 31, 2007, was recorded to amortize the Supplemental Plan minimum pension liability adjustment. The amortization of the additional minimum pension liability in the 2007 period, although recorded as a component of compensation expense in the Company’s consolidated statement of operations, did not result in a decrease in total stockholders’ equity, as its recognition results in an increase in one component and a corresponding decrease in another component of stockholders’ equity. See Part II - Item 8 - Notes 6 and 7 to the Company’s consolidated financial statements for further information.

No stock based compensation expense was recorded for the years ended December 31, 2009, 2008 and 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005.

Professional and outside services decreased to $627,000 in 2009 from $3,286,000 in 2008. The decrease in 2009 as compared to 2008 is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2009 versus 2008 and to a lesser extent, a lower level of other corporate professional fees. The Supervisory Goodwill litigation expenses in 2009 included expenses incurred in connection with post trial arguments and post trial brief preparation which were concluded in May 2009. The Supervisory Goodwill litigation expenses for 2008 includes expenses relating to the preparation for the trial and actual trial expenses incurred during 2008. The increase to $3,286,000 in 2008 from $2,195,000 in 2007 is principally the result of higher legal expenses relating to the Supervisory Goodwill litigation as a result of trial preparation, legal and expert trial costs and post trial brief preparation. During 2007, Supervisory Goodwill fees were principally attributable to expert report preparation costs, expert depositions of the Company’s and the Government’s witnesses and overall trial preparations costs in anticipation of the February 2008 Supervisory Goodwill trial. See Part II - Item 8 - Note 10 to the Company’s consolidated financial statements for a discussion of the Supervisory Goodwill litigation proceedings.

Property operating and maintenance expenses were $106,000 in 2009, $116,000 in 2008, and $122,000 in 2007. Although the 2008 property operating and maintenance expenses includes increased utility costs, the overall expense amount decreased slightly from 2007 as a result of overall cost reduction measures.

Interest income was $50,000 in 2009, $353,000 in 2008, and $1,305,000 in 2007. The decrease in 2009 compared to 2008 is principally due to a decreased yield on investments due to decreasing interest rates and a lower level of cash equivalents and investment securities. The decrease in 2008 compared to 2007 is due to a decreased yield on investments due to decreasing interest rates and a lower aggregate amount of cash equivalents and investment securities invested for the full year of 2008, compared with a higher average level of cash equivalents and investment securities in the first five months of 2007. See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities.

During 2007 realized gains on sales of investment securities available for sale were $310,000. The gains in 2007 are the result of a higher level of investment securities available for sale and realization of gains on sales due to market appreciation.

Other income of $50,000 for the year ended December 31, 2009, is attributable to reimbursement received by the Company in March 2009, for expenses relating to a proposed real estate transaction which was terminated in 2008. Other income of $247,000 in 2008 is attributable to an IRS interest refund, received by the Company in June 2008. The IRS refund in 2008 resulted from the Company’s pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year.

For the year ended December 31, 2009 and December 31, 2007, the Company recorded income tax provisions of $56,000 and $50,000, respectively. The Company recorded an income tax benefit of $160,000 in 2008 due to the reversal of prior year estimated tax accruals. The 2009 and 2007 income tax provisions were attributable to a provision for a minimum tax on capital imposed by the state of Connecticut.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included inPart II - Item 8 - Note 9 to the Company’s consolidated financial statements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$13	$13	$-	$-	$-
Total	$13	$13	$-	$-	$-

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

Income Tax Audits: The Company’s federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss (“NOL”) carryforwards currently available. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service or state authorities. In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return, which review is currently ongoing. The accrued amounts for income taxes reflect management’s best judgment as to the amounts payable for all open tax years.

Deferred Tax Assets: As of December 31, 2009, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $41 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company’s interest rate sensitive investments at December 31, 2009 and 2008, with maturity dates of less than one year consist of the following:

($ in thousands)	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

U.S. Treasury Bills	$9,996	$10,000	$11,400	$11,400
Weighted average interest rate	0.27%		-

The Company’s current policy is to minimize the interest rate risk of its short-term investments by investing in U.S. Treasury Bills with maturities of less than one year. There were no significant changes in market exposures or the manner in which interest rate risk is managed during the year.

Due to current market factors, the Company has maintained its available cash resources in U.S. Treasury Bills, which are currently providing a nominal investment yield.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AmBase Corporation

We have audited the accompanying consolidated balance sheets of AmBase Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive (loss) income, and cash flows for the years then ended. Our audits also included the financial statement schedule. The Company’s management is responsible for these financial statements and schedule. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmBase Corporation and subsidiaries as of December 31, 2009, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2009, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included under Item 9A(T) under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” and accordingly we do not express an opinion thereon.

New Haven, CT

March 29, 2010

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31

(in thousands, except per share data)

	2009	2008	2007
Operating expenses:
Compensation and benefits	$1,508	$1,533	$2,911
Professional and outside services	627	3,286	2,195
Property operating and maintenance	106	116	122
Depreciation	51	51	51
Insurance	59	73	79
Other operating	104	132	143
	2,455	5,191	5,501
Operating loss	(2,455)	(5,191)	(5,501)

Interest income	50	353	1,305
Realized gains on sales of investment securities, net	-	-	310
Other income	50	247	-
Loss before income taxes	(2,355)	(4,591)	(3,886)

Income tax (expense) benefit	(56)	160	(50)
Net loss	$(2,411)	$(4,431)	$(3,936)

Per share data:
Net loss attributable to common stockholders - basic	$(0.06)	$(0.10)	$(0.09)
Net loss attributable to common stockholders - assuming dilution	$(0.06)	$(0.10)	$(0.09)

Weighted average common shares outstanding:
Basic	43,152	43,571	44,691
Assuming dilution	43,152	43,571	44,691

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31

(in thousands, except for share and per share mounts)

Assets:	2009	2008
Cash and cash equivalents, (including restricted cash of $900 in 2008)	$1,715	$2,667
Investment securities:
Held to maturity (market value $10,000 and $11,400, respectively)	9,996	11,400
Total investment securities	9,996	11,400

Real estate owned:
Land	554	554
Buildings	1,900	1,900
	2,454	2,454
Accumulated depreciation	(436)	(385)

Real estate owned, net	2,018	2,069

Other assets	72	105
Total assets	$13,801	$16,241

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$289	$304
Other liabilities	12	9

Total liabilities	301	313

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2009 and 43,215,464 outstanding in 2008)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(532,899)	(530,488)
Treasury stock, at cost - 3,334,597 and 3,194,543 shares, respectively	(2,109)	(2,092)
Total stockholders’ equity	13,500	15,928

Total liabilities and stockholders’ equity	$13,801	$16,241

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common stock	Additional paid-in capital	Accumulated other compre- hensive income (loss)	Accumulated deficit	Treasury stock	Total
December 31, 2006	$464	$548,044	$(336)	$(522,121)	$(1,384)	$24,667

Net loss	-	-	-	(3,936)	-	(3,936)
Common stock repurchased	-	-	-	-	(489)	(489)
Other comprehensive income	-	-	336	-	-	336
December 31, 2007	464	548,044	-	(526,057))	(1,873)	20,578

Net loss	-	-	-	(4,431)	-	(4,431)
Common stock repurchased	-	-	-	-	(219)	(219)
December 31, 2008	464	548,044	-	(530,488)	(2,092)	15,928

Net loss	-	-	-	(2,411)	-	(2,411)
Common stock repurchased	-	-	-	-	(17)	(17)
December 31, 2009	$464	$548,044	$-	$(532,899)	$(2,109)	$13,500

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,

(in thousands)

	2009	2008	2007

Net loss	$(2,411)	$(4,431)	$(3,936)
Minimum pension liability adjustment, net of tax effect of $0	-	-	474
Unrealized holding losses on investment securities - available for sale, net of tax effect of $0	-	-	(138)
Comprehensive loss	$(2,411)	$(4,431)	$(3,600)

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31

(in thousands)	2009	2008	2007

Cash flows from operating activities:
Net loss	$(2,411)	$(4,431)	$(3,936)
Adjustments to reconcile net loss to net cash used by operating activities
Accretion of discount - investment securities	(10)	140	(34)
Depreciation and amortization	51	51	51
Realized gains on sales of investment securities	-	-	(310)
Amortization of minimum pension liability adjustment	-	-	474
Changes in other assets and liabilities:
Accrued interest receivable in investment securities	-	-	125
Other assets	33	127	1,014
Accounts payable and accrued liabilities	(15)	(658)	(209)
Other liabilities and Supplemental Plan	3	(10)	387
Payment of Supplemental Plan lump-sum benefit	-	-	(16,676)
Other	-	-	(2)
Net cash used by operating activities	(2,349)	(4,781)	(19,116)
Cash flows from investing activities:
Maturities of investment securities - held to maturity	32,786	37,036	59,164
Purchases of investment securities - held to maturity	(31,372)	(32,263)	(40,855)
Purchases of investment securities - available for sale	-	-	(31)
Sales of investment securities - available for sale	-	-	1,620
Net cash provided by investing activities	1,414	4,773	19,898
Cash flows from financing activities:
Common stock repurchased	(17)	(219)	(489)
Net cash used by financing activities	(17)	(219)	(489)

Net change in cash and cash equivalents	(952)	(227)	293
Cash and cash equivalents at beginning of year	2,667	2,894	2,601
Cash and cash equivalents at end of year	$1,715	$2,667	$2,894

Supplemental cash flow disclosure:
Income taxes paid	$2	$1	$83

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

Cash and cash equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts, with original maturities of less than three months, are classified as cash equivalents. Included in cash and cash equivalents at December 31, 2008, was $900,000 of funds held in escrow from a proposed real estate transaction. The transaction was terminated in 2008 and the escrow funds with accrued interest were returned in March 2009. In addition, the Company was reimbursed $50,000 for related expenses, which was reflected as other income in the Company’s 2009 consolidated financial statements.

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

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. Options were anti-dilutive for all periods presented.

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

Stock-based compensation expense for all stock-based compensation awards for which vesting is based solely on employment service, are based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years. See Note 8 herein for a further discussion of stock-based compensation.

No stock based compensation expense was recorded in 2009, 2008 and 2007, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005. Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations, with a corresponding increase in additional paid in capital in the Consolidated Statement of Stockholders’ Equity.

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

Liquidity

The Company’s management currently anticipates that operating cash needs for the next twelve months will be met principally by the Company’s current financial resources and the receipt of investment earnings on investment securities and cash equivalents.

New Accounting Pronouncements

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

There are no new accounting pronouncements that would likely materially affect the Company’s financial statements.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 - Investment Securities

Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of three months or more and are carried at amortized cost (which includes accrued interest) based upon the Company’s intent and ability to hold these investments to maturity.

Investment securities at December 31 consist of the following:

	2009			2008
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$9,996	$9,996	$10,000	$11,400	$11,400	$11,400
	$9,996	$9,996	$10,000	$11,400	$11,400	$11,400

The gross unrealized gains on investment securities at December 31, consist of the following:

 (in thousands)

Held to Maturity:	2009	2008
Gross unrealized gains	$4	$-

Realized gain on the sales of investment securities available for sale follow:

(in thousands)

2007
Net sale proceeds	$1,620
Cost basis	(1,310)
Realized gain	$310

No investment securities available for sale were sold during the years ended December 31, 2009 or 2008.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

(in thousands, except per share data)

	2009	2008	2007
Net loss	$(2,411)	$(4,431)	$(3,936)

Weighted average common shares outstanding	43,152	43,571	44,691

Effect of Dilutive Securities:
Assumed stock option exercise	-	-	-
Weighted average common shares outstanding assuming dilution	43,152	43,571	44,691

Net loss per common share:
Basic	$(0.06)	$(0.10)	$(0.09)
Assuming dilution	(0.06)	(0.10)	(0.09)

Options to purchase common stock of 851,000 in 2009, 866,000 shares in 2008, and 876,000 shares in 2007 were excluded from the computation of diluted earnings per share because they were antidilutive in the computation of earnings per share.

Note 5 - Stockholders’ Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company are as follows:

	2009	2008	2007
Balance at beginning of year	43,215,464	43,858,664	44,968,519

Common shares repurchased	(140,054)	(643,200)	(1,109,855)

Balance at end of year	43,075,410	43,215,464	43,858,664

Common stock balances exclude treasury shares as of December 31, as follows:

	2009	2008	2007
Treasury shares	3,334,597	3,194,543	2,551,343

Aggregate dollar value of treasury shares	$2,109,000	$2,092,000	$1,873,000

Average cost per treasury share	$0.63	$0.66	$0.73

At December 31, 2009, there were 5,110,000 common shares reserved for issuance under the Company’s stock option and other employee benefit plans.

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

During the year 2009, the Company repurchased an aggregate of 140,054 shares of common stock from unaffiliated parties, at various dates, at market prices at their time of purchase for an aggregate cost, including broker commissions of $17,000, pursuant to the Repurchase Plan.

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

Pension expense for the Supplemental Plan for the year ended December 31 was as follows:

(in thousands)
2007
Interest cost on projected benefit obligation	$394
Amortization of minimum pension liability	474
Service cost of current period	-
$868

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually. Beginning in 2009, the employer match was reduced to 75% of the amount the employee elects to defer from the 2008 employer match of 100%. Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds. The Company’s matching contributions are invested in the same manner as the compensation reduction contributions. The Company’s matching contributions to the Savings Plan, charged to expense, were $52,000, $69,000 and $60,000 in 2009, 2008 and 2007, respectively. All contributions are subject to maximum limitations contained in the Code.

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows: 45% of the Annual Bonus Pool shall be allocated to the Company’s Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company’s Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2009, 2008, or 2007.

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

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Incentive plan activity is summarized as follows:

(shares in thousands)	1993 Stock Incentive Plan
	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,240	$1.01
Expired	(364)	1.19

Outstanding at December 31, 2007	876	0.93
Expired	(10)	1.19

Outstanding at December 31, 2008	866	0.90
Expired	(15)	2.56

Outstanding at December 31, 2009	851	0.87

Options exercisable at:
December 31, 2009	851	$0.87
December 31, 2008	866	0.90
December 31, 2007	876	0.93

The following table summarizes information about the Company’s stock options outstanding and exercisable under the 1993 Plan at December 31, 2009, as follows:

(shares in thousands)	Option Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.60 to $0.81	500	4.37	$0.72	500	$0.72
$0.95	15	0.01	0.95	15	0.95
$1.09	336	2.00	1.09	336	1.09
Total	851			851	0.87

At December 31, 2009, the weighted average remaining contractual life in years for options outstanding and options exercisable was 4.12 years. At December 31, 2009, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company’s stock; therefore, no intrinsic value for stock options is reflected herein.

No stock based compensation expense was recorded in 2009, 2008 and 2007, as all previously granted outstanding options vested as of January 2, 2007. Additionally, as of January 2, 2007, all previously granted stock options had vested and no stock options vested after such date. No stock option awards have been granted since January 2005. Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital in the Consolidated Statement of Stockholders’ Equity.

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

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of SFAS 123R and reflects all substantive characteristics of the instruments being valued. No stock options were granted during the years ending December 31, 2009, 2008 and 2007.

The total fair value of shares vested during the full year period ended December 31, 2007 was $96,000. As of December 31, 2009, 2008 and 2007, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan.

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

Note 9 - Income Taxes

The components of income tax (expense) benefit for the years ended December 31 are as follows:

(in thousands)	2009	2008	2007

Income tax (expense) benefit - current	$(56)	$160	$(50)
Total	$(56)	$160	$(50)

The components of pretax loss and the difference between income taxes computed at the statutory federal rate of 35% in 2009, 2008 and 2007, and the provision for income taxes for the years ended December 31 follows:

(in thousands)	2009	2008	2007

Loss before income taxes	$(2,411)	$(4,591)	$(3,886)

Tax (expense) benefit :
Tax at statutory federal rate	$844	$1,607	$1,360
Accounting loss benefit not recognized	(844)	(1,607)	(1,360)
State income taxes	(56)	-	(50)
Adjustment to prior year estimated tax accruals	-	160	-

Income tax (expense) benefit	$(56)	$160	$(50)

There were no unrecognized tax benefits at January 1, 2009 or December 31, 2009. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities. In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return, which review is currently ongoing. The Company has not been notified of any potential tax audits by any state or local tax authorities. As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2005.

State income tax amounts for 2009 and 2007 primarily consist of a minimum tax on capital to the state of Connecticut

During 2008, the Company recorded other income of $247,000 attributable to an IRS interest refund received by the Company in June 2008. The refunds resulted from the Company’s pursuit of interest refund claims for several prior tax years under a tax code provision which allowed for the retroactive recovery of the interest differential where a taxpayer had a tax underpayment (subject to higher interest payment rates) for one tax year and a simultaneous tax overpayment (subject to lower interest refund rates) for another tax year.

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

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank (“Carteret FSB”); however all of the information still has not been received. The Company believes, as a result of remaining consolidated with Carteret FSB for federal income tax return purposes, that the Company’s tax basis in its’ investment in Carteret/Carteret FSB can be converted into NOL’s, as tax losses are incurred, which could be available to carryforward/carryback into various federal income tax return years. However; since all of the Carteret FSB tax information has not been received, the Company is unable to determine with certainty, the amount of or the years in which any NOL’s may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated.

Based on information received to date, and prior to the recognition of the 1992 tax losses reflected on the Company’s 1992 amended federal income tax return, as further described below, the Company estimated that as of December 1992 it had a remaining tax basis related to its’ investment in Carteret/Carteret FSB of approximately $158 million. Based on the Company’s Election Decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB, (the “1992 Amended Return”). The Company is still in the process of reviewing its consolidated federal income tax returns for 1993 and subsequent years.

The Company expects that the 1992 Amended Return will generate approximately $56 million of NOL’s for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See “Carryback Claims,” below for further information. As part of the 1992 Amended Return approximately $56 million, (of the $158 million), of Carteret/Carteret FSB tax basis is expected to be converted into NOL’s, (as tax losses are incurred) in tax year 1992, and will have expired in 2007, unless they are utilized as part of the “Carryback Claims,” or absorbed in earlier years based on inclusion of certain items in the consolidated group.

The Carteret/Carteret FSB tax basis, of approximately $102 million, remaining after recognition of the 1992 Amended Return, may be converted into NOL carryforwards/carrybacks as additional tax losses are incurred by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; may be utilized in other tax years; or could begin to expire no earlier than 2008 based upon the year any NOL’s are ultimately generated. The Company can give no assurances with regard to the 1992 Amended Return, subsequent year returns, or the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company’s tax basis in Carteret/Carteret FSB. Any NOL’s ultimately generated from the Company’s tax basis in Carteret/Carteret FSB, would be in addition to the NOL carryforwards/carrybacks generated based on the Company’s federal income tax returns as previously filed, as further detailed above.

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the “Carryback Claims”) seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut for the tax refunds it seeks, plus interest, with respect to the Carryback Claims. On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss. In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment. The Company expects the Court to issue a ruling in response to these motions that may or may not be dispositive of the case. The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.

SeeNote 10 – Legal Proceedings.

The FDIC has previously filed a federal income tax return for Carteret FSB for 1995 (as well as other years), which indicates that Carteret FSB allegedly could owe a 1995 federal income tax liability of $32 million, which including interest and penalty thereon, is alleged to be in excess of $120 million. The FDIC has stated to the United States Court of Federal Claims (“Court of Claims”) that the tax amounts are only estimates and are highly contingent. However; it is possible that the IRS may try to collect the alleged Carteret FSB federal income taxes from the Carteret FSB receivership.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company believes the Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid. The FDIC, as indicated above, continues to report the 1995 federal income tax liability, including interest and penalty, as a component of the alleged Carteret FSB receivership deficit. As part of the Supervisory Goodwill legal proceedings, the Company presented to the Court of Claims various arguments to support the position that no federal income tax would be owed as a result of the Carteret FSB receivership operations for tax year 1995; however, the Department of Justice and the FDIC have stated to the Court of Claims that they do not believe the Court of Claims has jurisdiction over that issue. The Supervisory Goodwill proceedings remain pending in the Court of Claims. Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company’s originally filed federal income tax returns, the Company based upon consultation with its legal and tax advisors believes that no additional material federal income tax would be owed by the Company, although this cannot be assured because a contrary result is possible, given the uncertainty with various legal and factual assumptions underlying the Company’s beliefs. This assessment included among other items, a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to statute of limitation provisions contained in the Internal Revenue Code, as amended. As explained above, although the Company does not believe that Carteret FSB or the Company will have a material federal income tax liability related to Carteret FSB for tax year 1995 (or any other tax year), the Company can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations. The Company is continuing to try to resolve these matters as part of the Supervisory Goodwill legal process and is also continuing to review the Carteret FSB federal income tax returns and the results of their inclusion with the Company’s federal income tax returns as previously filed. The Company is pursuing the Carryback Claims, as further described above, which could have an impact on the analysis of the prior year tax information. For further information on the Supervisory Goodwill legal proceedings, see Note 10 herein. The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential inter-relationship of the Carteret FSB federal income tax returns with the Company’s federal income tax positions. It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based upon the Company’s federal income tax returns as filed from 1993 to 2008 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed above, as of December 31, 2009, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

Year	Amount
2010	$5,300,000
2012	1,100,000
2018	5,400,000
2019	4,000,000
2020	2,600,000
2021	4,000,000
2022	3,200,000
2023	1,800,000
2024	700,000
2026	2,800,000
2027	3,100,000
2028	4,500,000
$38,500,000

In addition to the NOL carryforwards noted above, the Company currently estimates that, an additional $16.7 million of NOL carryforwards could be generated from the 2007 tax year which would expire if unused in 2027, and $2.4 million of NOL carryforwards could be generated from the 2009 tax year which would expire if unused in 2029. In 2009, approximately $2.2 million of NOL carryforwards expired to the extent they remain unused. The unused carryforwards will have expired unless they are utilized in prior tax year or absorbed in an earlier year based on inclusion of certain items in the consolidated group. The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carryforwards (“AMT Credits”), which are not subject to expiration. Based on the filing of the Carryback Claims, as defined further above, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

The Company has calculated a net deferred tax asset of $41 million and $39 million as of December 31, 2009 and 2008, respectively, arising primarily from NOL carryforwards and AMT credits. This amount does not include the anticipated tax effects of the NOL’s which could be generated from the Company’s investment in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

AMBASE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

AMBASE CORPORATION AND SUBSIDIARIES

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

AMBASE CORPORATION AND SUBSIDIAIRES

Notes to Consolidated Financial Statements

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

Trial testimony of fact and expert witnesses for the Company, the DOJ, and the FDIC was completed on April 4, 2008. At trial, fact witness and expert witness testimony was presented by the Company, and by the United States Government represented by the DOJ. In addition, the FDIC-Receiver (purporting to act as a plaintiff-intervener in its capacity as successor-in-interest to Carteret) participated in the trial and the examination of witnesses. The Company put forth various theories of damages, including claims for the recovery of the value of Carteret as of the date of the breach or the date of judgment, as well as for the recovery of certain so-called “wounded bank” damages incurred by Carteret as a result of the breach. The DOJ responded with various theories, including, among other things that Carteret would have failed even if Supervisory Goodwill was counted. The DOJ also challenged the Company’s calculations of the value of Carteret and the damages theories and evidence underlying the Company’s “wounded bank” claims. The FDIC essentially adopted the Company’s damages claims evidence, but has continued to argue (along with DOJ) that the FDIC-Receiver is entitled to recover on these claims.

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

After the completion of trial testimony, the Court held a status conference in April 2008 pursuant to which the Court issued a post trial scheduling order providing for the filing of post trial briefs and proposed findings of fact by the Company, and DOJ and the FDIC. Pursuant to the Court’s post-trial scheduling order as revised on July 1, 2008, the Company filed its post-trial brief and proposed findings of fact. The FDIC also filed its post-trial brief on July 1, 2008. In September 2008, the DOJ filed its post-trial brief and proposed findings of fact. In October 2008, the Company filed its post-trial reply brief and the FDIC filed its post-trial reply brief in November 2008. Post-trial briefing was concluded in December 2008, with the filing of sur-reply briefs by both the Company and DOJ. On February 12 and 17, 2009, the Court heard closing arguments. At the conclusion of closing arguments, the Court ruled that the FDIC and DOJ could file short supplemental briefs addressing certain limited issues by March 6, 2009, and that the Company could file a short responsive brief on March 25, 2009. In May 2009, the DOJ requested and simultaneously filed with the Court an additional supplemental brief. The Court granted the DOJ’s motion and permitted the DOJ’s additional supplemental brief. The Company subsequently requested and the Court allowed the Company to file a responsive supplemental brief to the DOJ brief which was filed in June 2009. The Company does not know when the Court will issue its final decision. The Company believes any decision rendered by Judge Smith on damages, as well as his decision relating to his authority to review and consider the validity of the alleged receivership deficit, will likely be appealed to the U.S. Court of Appeals for the Federal Circuit.

AMBASE CORPORATION AND SUBSIDIAIRES

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

Federal income tax refund suit on Carryback Claims. In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return. See Note 9 – Income Taxes for further information. In February 2005, the IRS formally disallowed the Carryback Claims. On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest. On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss. In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment. The Company expects the Court to issue a ruling in response to these motions that may or may not be dispositive of the case. The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.

Note 11 - Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity are based on current market quotations. The carrying value of applicable other liabilities approximates their fair value.

Note 12 - Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease. Depreciation expense is recorded on a straight-line basis over 39 years. The building is carried at cost, net of accumulated depreciation of $436,000 and $385,000 at December 31, 2009 and 2008, respectively.

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, the Company believes the property’s fair market value exceed the property’s current carrying value. The Company’s impairment analysis includes a comprehensive range of factors including but not limited to: the location of the property; property condition; current market conditions; comparable sales; current market rents in the area; new building zoning restrictions; raw land values; new building construction costs; building operating costs; leasing values; and cap rates for comparable buildings in the area. Varying degrees of weight are given each factor. Based on the Company’s analysis these factors taken together and/or considered individually form the basis for the Company’s analysis that no impairment condition exists.

The Company performs impairment tests if events or circumstances would indicate that the property’s carrying value would not be recoverable. As noted above, based on the Company’s analysis the Company believes the carrying value of the property as of December 31, 2009, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

AMBASE CORPORATION AND SUBSIDIAIRES

Notes to Consolidated Financial Statements

Note 13 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2009:
Operating expenses	$916	525	504	510	2,455
Operating loss	(916)	(525)	(504)	(510)	(2,455)
Net loss	$(859)	(515)	(491)	(546)	(2,411)

Per common share data:
Net loss	$(0.02)	(0.01)	(0.01)	(0.01)	(0.06)

2008:
Operating expenses	$2,471	$1,461	$699	$560	$5,191
Operating loss	(2,471)	(1,461)	(699)	(560)	(5,191)
Net loss	$(2,318)	$(1,120)	$(628)	$(365)	$(4,431)

Per common share data:
Net loss	$(0.05)	$(0.03)	$(0.01)	$(0.01)	$(0.10)

Note 14 - Subsequent Events

In January 2010, the Company, through a wholly owned subsidiary made a minority interest investment of $300,000 in a real estate limited liability company.

The Company has performed a review of events subsequent to the balance sheet dated December 31, 2009 through March 29, 2010, the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

(a)	Previous independent registered public accounting firm

None.

(b)	New independent registered public accounting firm

None.

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

As of December 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control - Integrated Framework, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

Information concerning executive officers required by this item is set forth following Item 4 of Part I of this report under the caption “Executive Officers of the Registrant”, pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2010, under the captions “Proposal No. 1 - Election of Director” and “Information Concerning the Board and its Committees”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2009 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers. A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2010, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2009 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2009 as follows:

	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance

Equity Compensation
Plans approved by stockholders	851,000	$0.87	4,149,000

Equity Compensation
Plan not approved by stockholders	-	-	110,000

Total	851,000	$0.87	4,259,000

Plan not approved by stockholders

The Company has 110,000 shares of common stock reserved for issuance under the AmBase Corporation Stock Bonus Plan (the “Stock Bonus Plan”), which was approved by the Board of Directors of the Company in 1989. The purpose of the Stock Bonus Plan is to encourage individual performance and to reward eligible employees whose performance, special achievements, longevity of service to the Company or suggestions make a significant improvement or contribution to the growth and profitability of the Company. The Stock Bonus Plan is administered by the Personnel Committee of the Board of Directors. Members of the Personnel Committee are not eligible for an award pursuant to the Stock Bonus Plan. The Company’s President may also designate eligible employees to receive awards, which are not to be in excess of 100 shares of Common Stock. No fees or expenses of any kind are to be charged to a participant. Any employee of the Company, except for certain officers or directors of the Company, is eligible to receive shares under the Stock Bonus Plan. Distributions of shares may be made from authorized but unissued shares, treasury shares or shares purchased on the open market.

For other information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2010, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2009 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2010, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2009 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2010, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2009 fiscal year.

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

14.	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

21.	Subsidiaries of the Registrant.

23.	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.

31.2	Rule 13a-14(a)	Certification of Chief Financial Officer Pursuant to Rule 13a-14.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

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

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ RICHARD A. BIANCO	/s/ JOHN P. FERRARA
Chairman, President,	Vice President, Chief Financial Officer
Chief Executive Officer and Director	and Controller
Date: March 29, 2010	(Principal Financial and Accounting Officer)
Date: March 29, 2010

/s/ Jerry Y. Carnegie	/s/ SALVATORE TRANI
Director	Director
Date: March 29, 2010	Date: March 29, 2010

AMBASE CORPORATION AND SUBSIDIARIES

SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
------------------	------------------	---------------------------------	-------------------	--------------------------------------------

Cost Capitalized

Subsequent to Gross Amount at which Carried at

Initial Cost to Company	Acquisition	the Close of the Period
====================	===========	==========================
Building &	Building &
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total
===========	===========	======	==========	===========	======	==========	======

Office Building:

Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454
------------------	-------------	------------------	-------------------	-------------	----------	-------
Total	$-	$554	$1,880	$20	$554	$1,900	$2,454
========	==	=======	==========	===========	=======	=========	=======

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated Latest Income Statement
Office Building:
Greenwich, CT	$436	1970	Apr.-01	39 years

Total	$436

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007

Balance at beginning of year	$2,454	$2,454	$2,454
Improvements	-	-	-
Acquisitions	-	-	-
Disposition	-	-	-
Balance at end of year	$2,454	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$385	$334	$283
Depreciation expense	51	51	51
Dispositions	-	-	-
Balance at end of year	$436	$385	$334

DIRECTORS AND OFFICERS

Board of Directors

Richard A. Bianco	Jerry Y. Carnegie	Salvatore Trani
Chairman, President and	Private Investor	Executive Vice
Chief Executive Officer	President
AmBase Corporation	BGC Partners, L.P.

AmBase Officers

Richard A. Bianco	John P. Ferrara	Joseph R. Bianco
Chairman, President and	Vice President, Chief Financial Officer	Treasurer
Chief Executive Officer	and Controller

INVESTORINFORMATION

Annual Meeting of Stockholders

The 2010 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Friday, June 4, 2010, at:

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

Independent Registered Public Accountants UHY LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 26, 2010, there were approximately 13,700 stockholders.