Form 10-Q
period 2010-09-30
AMBASE CORP
filed 2010-11-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

YES        NO     X    .

At October 31, 2010, there were 43,075,410 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2010

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except for share and per share mounts)
Assets:	September 30, 2010	December 31, 2009
Cash and cash equivalents	$1,239	$1,715
Investment securities:
Held to maturity (market value $8,598 and $10,000, respectively)	8,598	9,996
Total investment securities	8,598	9,996

Real estate owned:
Land	554	554
Buildings	1,900	1,900
	2,454	2,454
Accumulated depreciation	(473)	(436)

Real estate owned, net	1,981	2,018

Other assets	337	72
Total assets	$12,155	$13,801

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$160	$289
Other liabilities	4	12

Total liabilities	164	301

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(534,408)	(532,899)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders’ equity	11,991	13,500

Total liabilities and stockholders’ equity	$12,155	$13,801

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
                     Third Quarter and Nine Months Ended September 30
(Unaudited)

(in thousands except per share data)	Third Quarter		Nine Months
	2010	2009	2010	2009
Operating expenses:
Compensation and benefits	$304	$349	$1,080	$1,145
Professional and outside services	64	86	215	555
Property operating and maintenance	23	25	92	78
Depreciation	12	13	37	39
Insurance	7	7	31	46
Other operating	18	24	70	82
	428	504	1,525	1,945
Operating loss	(428)	(504)	(1,525)	(1,945)

Interest income	10	15	19	36
Realized gains on sales of investment securities	11	-	30	-
Other income	-	-	-	50
Loss before income taxes	(407)	(489)	(1,476)	(1,859)

Income tax expense	(11)	(2)	(33)	(6)
Net loss	$(418)	$(491)	$(1,509)	$(1,865)

Per share data:
Net loss attributable to common stockholders - basic	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Net loss attributable to common stockholders - assuming dilution	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average common shares outstanding
Basic	43,075	43,131	43,075	43,172
Assuming dilution	43,075	43,131	43,075	43,172

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)

(in thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(1,509)	$(1,865)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	37	39
Realized gains on sales of investment securities	(30)	-
Changes in other assets and liabilities:
Accrued interest receivable on investment securities	8	(3)
Other assets	35	(157)
Accounts payable and accrued liabilities	(129)	(89)
Other liabilities	(8)	(7)
Net cash used by operating activities	(1,596)	(2,082)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	28,380	32,786
Purchases of investment securities - held to maturity	(26,990)	(31,372)
Sales of investment securities	976	-
Purchases of investments securities	(946)	-
Investment in real estate limited partnership	(300)	-
Net cash provided by investing activities	1,120	1,414

Cash flows from financing activities:
Common stock repurchased	-	(10)
Net cash used by financing activities	-	(10)

Net change in cash and cash equivalents	(476)	(678)
Cash and cash equivalents at beginning of year	1,715	2,667
Cash and cash equivalents at end of period	$1,239	$1,989

Supplemental cash flow disclosure:
Income taxes paid	$102	$3

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

Note 2 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2010.  The adoption of FASB ASC 105 did not impact the Company’s financial positions or results of operations.

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

Investment securities consist of the following:

	September 30, 2010			December 31, 2009
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$8,598	$8,598	$8,598	$9,996	$9,996	$10,000
	$8,598	$8,598	$8,598	$9,996	$9,996	$10,000

The gross unrealized gain on investment securities at September 30, 2010 and December 31, 2009 consist of the following:

(in thousands)
Held to Maturity:	2010	2009
Gross unrealized gain	$-	$4

Realized gain on the sales of investment securities available for sale follow:

(in thousands)
2010
Net sale proceeds	$976
Cost basis	(946)
Realized gain	$30

No investment securities were sold during the third quarter or nine months ended September 30, 2009.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet.  The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease.  Depreciation expense for the building is calculated on a straight-line basis over 39 years. Tenant improvements, if any, would typically be depreciated over the lesser of the remaining life of the tenants’ lease or the estimated useful lives of the improvements.

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

The Company performs impairment tests if events or circumstances would indicate that the property’s carrying value would not be recoverable.  As noted above, based on the Company’s analysis the Company believes the carrying value of the property as of September 30, 2010, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

Note 7 – Other Assets

Other assets at September 30, 2010, include a minority interest investment in a real estate limited liability company, carried at cost.

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

The Company has calculated a net deferred tax asset of $41 million as of September 30, 2010 and December 31, 2009, arising primarily from net operating loss (“NOL”) carryforwards and alternative minimum tax (“AMT”) credits.  This amount does not include the anticipated tax effects of NOL’s which could be generated from the Company’s investment in Carteret Savings Bank, F.A. and subsidiaries (“Carteret”), resulting from the election decision, as more fully described below. A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

There were no unrecognized tax benefits at September 30, 2010 or December 31, 2009. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties.  The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities.  In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return.  In connection with the IRS audit, in April 2010, the IRS issued the Company a Notice of Proposed Adjustment for tax year 2007, proposing to disallow approximately $16.6 million of deductions previously recognized by the Company on its 2007 Federal income tax return (the “IRS Proposed Adjustment”).  The IRS Proposed Adjustment seeks to disallow the Company’s tax deduction for the payment made by the Company in 2007 in satisfaction of its Supplemental Retirement Plan obligation.  This matter is currently ongoing.  The Company has not been notified of any potential tax audits by any state or local tax authorities.  As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2007.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based upon the Company’s federal income tax returns as filed through 2009 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed below, as of September 30, 2010, the Company has NOL carryforwards aggregating approximately $41 million, available to reduce future federal taxable income, which expire if unused beginning in tax year 2009. In addition to the NOL carryforwards noted herein, the Company currently estimates that, an additional $2.0 million of NOL carryforwards could be generated from the 2010 tax year which would expire if unused in the 2030 tax year.  Additionally, an additional 16.7 million of NOL carryforwards could be generated from the 2007 tax year which would expire if unused in the 2027 tax year; however, as discussed above, in connection with the IRS’s 2007 Federal income tax return audit, the IRS is proposing to disallow approximately $16.6 million of the NOL carry forwards generated from the 2007 tax year; this matter is ongoing.  In the 2009 tax year, a total of approximately $2.2 million of NOL carry forwards expired to the extent they remain unused.  The unused carry forwards will have expired unless they are utilized in prior tax year or absorbed in an earlier year based on inclusion of certain items in the consolidated group.  The utilization of certain carry forwards and carrybacks is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carry forwards (“AMT Credits”), which are not subject to expiration. Based on the filing of the Carryback Claims, as defined further below, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 – Stock-Based Compensation

Under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”), the Company may grant to officers and employees of the Company and its subsidiaries, stock options (“Options”), stock appreciation rights (“SARs”), restricted stock awards (“Restricted Stock”), merit awards (“Merit Awards”) and performance share awards (“Performance Shares”), through May 28, 2018. An aggregate of 5,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock.  As of September 30, 2010, there were 4,164,000 shares available for future stock option grants. Options may be granted as incentive stock options (“ISOs”) intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options (“NQSOs”). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company’s Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a “Change of Control” of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee’s Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

No stock based compensation expense was recorded in the third quarter and nine months ended September 30, 2010 and September 30, 2009, as all previously granted outstanding options vested as of January 2, 2007.  No stock option awards have been granted since January 2005.  Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations with a corresponding increase to additional paid in capital in the Consolidated Statement of Stockholders’ Equity.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reports stock option activity during the nine month period ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2010	851,000	$0.87
Expired	(15,000)	0.95

Outstanding at September 30, 2010	836,000	$0.87

Exercisable	836,000	$0.87	$3.18

At September 30, 2010, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company’s stock; therefore, no intrinsic value for stock options is included herein.

There were no outstanding option shares vesting during the third quarter and nine month periods ended September 30, 2010 or September 30, 2009.  As of September 30, 2010, there was no unamortized compensation cost related to non-vested share-based compensation arrangements for stock options granted under the 1993 Plan.

Options to purchase 836,000 shares of common stock for the nine months ended September 30, 2010, and 851,000 shares of common stock for the nine months ended September 30, 2009, were excluded from the computation of diluted earnings per share because these options were antidilutive.

Note 10 - Pension and Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”).  The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually.  Through June 30, 2010, the employer match was 75% of the amount the employee elected to defer. Effective July 1, 2010, the employer match was reduced to 33% of the employee’s elected deferral. Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds.  The Company’s matching contributions are invested in the same manner as the compensation reduction contributions.  The Company’s matching contributions to the Savings Plan, charged to expense, were $6,000 and $41,000 for the third quarter and nine months ended September 30, 2010, respectively and $6,000 and $42,000 for the third quarter and nine months ended September 30, 2009, respectively.  All contributions are subject to maximum limitations contained in the Code.

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2010	-	-	3,208,109	6,791,891
January 1, 2010 - January 31, 2010	-	-	3,208,109	6,791,891
February 1, 2010 - February 28, 2010	-	-	3,208,109	6,791,891
March 1, 2010 - March 31, 2010	-	-	3,208,109	6,791,891
April 1, 2010 - April 30, 2010	-	-	3,208,109	6,791,891
May 1, 2010 - May 31, 2010	-	-	3,208,109	6,791,891
June 1, 2010 - June 30, 2010	-	-	3,208,109	6,791,891
July 1, 2010 – July 31, 2010	-	-	3,208,109	6,791,891
August 1, 2010 – August 31, 2010	-	-	3,208,109	6,791,891
September 1, 2010 – September 30, 2010	-	-	3,208,109	6,791,891
Total	-

Note 12 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2010, through the report issuance date.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at September 30, 2010, aggregated $12,155,000 consisting principally of cash and cash equivalents of $1,239,000, investment securities of $8,598,000, and real estate owned of $1,981,000.  At September 30, 2010, the Company’s liabilities aggregated $164,000.  Total stockholders equity was $11,991,000.

For the nine months ended September 30, 2010, cash of $1,596,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2010 were satisfied by the Company’s current financial resources and the receipt of investment earnings received on investment securities and cash equivalents. Management believes that the Company’s capital resources are sufficient to continue operations for the next twelve months.

For the nine months ended September 30, 2009, cash of $2,082,000 was used by operations, primarily due to the payment of legal expenses relating to the Supervisory Goodwill trial and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings.  The cash needs of the Company for the nine months ended September 30, 2009 were satisfied by the receipt of investment earnings received on investment securities and cash equivalents and the Company’s current financial resources.

Other assets as of September 30, 2010, increased as compared to December 31, 2009, due to a $300,000 minority interest investment in a real estate limited liability company made by the Company in January 2010.  Accounts payable and accrued liabilities as of September 30, 2010, decreased from December 31, 2009, principally as a result of the payment of prior year accruals.

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

As of September 30, 2010, the Company owns one commercial office building in Greenwich, Connecticut.  The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair value exceeds the property’s current carrying value; and, therefore the carrying value of the property as of September 30, 2010, has not been impaired.

There are no material commitments for capital expenditures as of September 30, 2010.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2010 vs. the Third Quarter and Nine Months Ended September 30, 2009

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

Compensation and benefits decreased to $304,000 and $1,080,000 in the third quarter and nine months ended September 30, 2010, respectively, compared to $349,000 and $1,145,000 in the respective 2009 periods.  The decrease in the 2010 third quarter and nine month periods is due to lower compensation expenses due to reduced staffing levels as well as a lower level of benefit costs in the 2010 period versus the same 2009 periods.

No stock based compensation expense was recorded in the nine months ended September 30, 2010 or September 30, 2009, as all previously granted outstanding options vested as of January 2, 2007.  No stock option awards have been granted since January 2005.

Professional and outside services decreased to $215,000 in the nine months ended September 30, 2010, compared to $555,000 in the respective 2009 period.  The decrease in the 2010 nine month period as compared to the 2009 nine month period is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2010 versus 2009.  The Supervisory Goodwill litigation expenses in the 2009 period included expenses incurred in connection with post trial arguments and post trial brief preparation which were concluded in June 2009.

Insurance expenses decreased to $31,000 in the nine months ended September 30, 2010, compared with $46,000 in the nine months ended September 30, 2009.  The decrease is generally due to a decline in insurance premium costs due to cost containment efforts.

Interest income in the third quarter and nine months ended September 30, 2010, decreased to $10,000 and $19,000, respectively from $15,000 and $36,000 in the respective 2009 periods.  The decreased interest income is principally due to a decreased investment yield in 2010, compared with 2009 and to a lesser extent, a lower level of cash equivalents and investment securities.  See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities as of September 30, 2010.

Other income of $50,000 for the nine months ended September 30, 2009, is attributable to reimbursement received by the Company in March 2009, for expenses relating to a proposed real estate transaction which was terminated in 2008.

The Company recognized an income tax provision of $11,000 and $33,000 for the third quarter and nine months ended September 30, 2010, respectively, as compared with an income tax provision of $2,000 and $6,000 for the third quarter and nine months ended September 30, 2009, respectively.  The income tax provisions for the 2010 and 2009 periods are primarily attributable to a provision for a minimum tax on capital to the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$2	$2	$-	$-	$-
Total	$2	$2	$-	$-	$-

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company’s interest rate sensitive investments with maturity dates of less than one year consist of the following:

($ in thousands)	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

U.S. Treasury Bills	$8,598	$8,598	$9,996	$10,000
Weighted average interest rate	0.16%		-

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2010.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

None.

Item 3.              DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.              OTHER INFORMATION

On November 9, 2010, an amendment to the Company’s existing Shareholder Rights Plan was executed between the Company and its transfer agent as Rights Agent, to extend the expiration date of the Shareholder Rights Plan to February 10, 2016 from February 10, 2010.

Item 6.              EXHIBITS

4.	Amendment to Shareholder Rights Plan between the Company and American Stock Transfer and Trust Company dated November 9, 2010.

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

Date:  November 9, 2010