Form 10-K
period 2010-12-31
AMBASE CORP
filed 2011-03-30
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
Yes                  No       X     .
At February 28, 2011, there were 43,075,410 shares of registrant’s Common Stock outstanding.  At June 30, 2010, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.15 per share was approximately $6 million.  The Common Stock constitutes registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 43.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2010

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

The Company’s assets currently consist primarily of cash and cash equivalents, investment securities, and real estate. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part II - Item 8 - Notes 9 and 10 to the Company’s consolidated financial statements. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 6 employees at December 31, 2010.

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

In July 2005, the Company sold its 38,000 square foot office building at Two Soundview Drive in Greenwich, Connecticut (“Two Soundview”).  Accordingly, the results of operations of Two Soundview were retroactively reclassified as discontinued operations.  In connection with the sale, the Company recorded a gain of $10,290,000 in 2005.

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

Set forth below is a list of executive officers of the Company at December 31, 2010:

Name	Age	Title

Richard A. Bianco	63	Chairman, President and Chief Executive Officer

John P. Ferrara	49	Vice President, Chief Financial Officer and Controller

Joseph R. Bianco	66	Treasurer

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

	2010		2009
	High	Low	High	Low
First Quarter	$0.19	$0.12	$0.19	$0.11
Second Quarter	0.17	0.13	0.11	0.09
Third Quarter	0.19	0.14	0.20	0.10
Fourth Quarter	0.20	0.16	0.18	0.13

As of February 28, 2011, there were approximately 13,700 beneficial owners of the Company’s Common Stock. No dividends were declared or paid on the Company’s Common Stock in 2010 or 2009. The Company does not intend to declare or pay dividends in the foreseeable future.

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2010	-	-	3,205,109	6,791,891
January 1, 2010 - January 31, 2010	-	-	3,205,109	6,791,891
February 1, 2010 - February 28, 2010	-	-	3,205,109	6,791,891
March 1, 2010 - March 31, 2010	-	-	3,205,109	6,791,891
April 1, 2010 - April 30, 2010	-	-	3,205,109	6,791,891
May 1, 2010 - May 31, 2010	-	-	3,205,109	6,791,891
June 1, 2010 - June 30, 2010	-	-	3,205,109	6,791,891
July 1, 2010 - July 31, 2010	-	-	3,205,109	6,791,891
August 1, 2010 - August 31, 2010	-	-	3,205,109	6,791,891
September 1, 2010 - September 30, 2010	-	-	3,205,109	6,791,891
October 1, 2010 - October 31, 2010	-	-	3,205,109	6,791,891
November 1, 2010 - November 30, 2010	-	-	3,205,109	6,791,891
December 1, 2010 - December 31, 2010	-	-	3,205,109	6,791,891
Total	-

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

	December 31
Company/Index	2005	2006	2007	2008	2009	2010
AmBase Corporation	100.00	95.24	76.19	30.48	26.67	30.48
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Financial Index	100.00	119.19	96.99	43.34	50.80	56.96

ITEM 6.                 SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the Company’s consolidated financial statements included in Part II - Item 8 of this Form 10-K.

(in thousands, except per share data)	Years ended December 31,
	2010	2009	2008	2007	2006

Operating revenue	$-	$-	$-	$-	$92
Interest income	22	50	353	1,305	1,846

Net income (loss)	$(1,960)	$(2,411)	$(4,431)	$(3,936)	$(5,463)
Per share data:
Net income (loss) - Basic	$(0.04)	$(0.06)	$(0.10)	$(0.09)	$(0.12)
Dividends	-	-	-	-	-
Total assets	$11,762	$13,801	$16,241	$21,559	$42,148
Total stockholders’ equity	11,540	13,500	15,928	20,578	24,667

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company”) is a holding company which, through a wholly-owned subsidiary, owns a commercial office building in Greenwich, Connecticut. The Company previously owned an insurance company and a savings bank.

In February 1991, the Company sold its ownership interest in The Home Insurance Company and its subsidiaries. On December 4, 1992, Carteret Savings Bank, FA (“Carteret”) was placed in receivership by the Office of Thrift Supervision (“OTS”).

The Company’s assets currently consist primarily of cash and cash equivalents, investment securities, and real estate owned. The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part I – Item 1. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at December 31, 2010, aggregated $11,762,000, consisting principally of cash and cash equivalents of $1,334,000, investment securities of $8,200,000 and real estate owned of $1,969,000. At December 31, 2010, the Company’s liabilities aggregated $222,000. Total stockholders’ equity was $11,540,000.

For the year ended December 31, 2010, cash of $1,899,000 was used by operations, including the payment of operating expenses and prior year accruals; partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2010 were principally satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings on investment securities and cash equivalents. Management believes that the Company’s liquid assets are sufficient to continue operations for the next twelve months.

For the year ended December 31, 2009, cash of $2,349,000 was used by operations, including the payment of legal expenses relating to the Supervisory Goodwill proceedings, the payment of operating expenses and to a lesser extent prior year accruals; partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2009 were principally satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings on investment securities and cash equivalents.

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

Real estate owned consists of a commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair value exceeds the property’s current carrying value.  Therefore, the Company believes the carrying value of the property as of December 31, 2010, has not been impaired.  For additional information see Part II – Item 8 – Note 6 to the Company’s consolidated financial statements.

Other assets as of December 31, 2010, increased as compared to December 31, 2009, due to a minority interest investment in a real estate limited liability company made by the Company in January 2010.  Accounts payable and accrued liabilities as of December 31, 2010, decreased from December 31, 2009, principally as a result of the payment of prior year accruals.

There are no material commitments for capital expenditures as of December 31, 2010. Inflation has had no material impact on the business and operations of the Company.

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

RESULTS OF OPERATIONS

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company’s management believes that operating cash needs for the next twelve months will be met principally by the Company’s financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

The Company recorded a net loss of $1,960,000 or $0.04 per share for the year ended December 31, 2010, and $2,411,000 or $0.06 per share for the year ended December 31, 2009, and $4,431,000 or $0.10 per share for the year ended December 31, 2008.

Compensation and benefits decreased to $1,393,000 in 2010 from $1,508,000 in 2009, and from $1,533,000 in 2008.  The decrease in 2010 is due to lower compensation expenses due to reduced staffing levels as well as a lower level of benefit costs in 2010 versus 2009.  The decrease in compensation and benefits in 2009 compared to 2008 is due to a lower level of incentive compensation accruals in 2009 as well as a lower level of benefit costs in 2010 versus 2009.  Incentive compensation accruals remained unchanged at $179,000 in 2010, 2009 and 2008.

No stock based compensation expense was recorded for the years ended December 31, 2010, 2009 and 2008, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005.

Professional and outside services decreased to $272,000 in 2010 from $627,000 in 2009.  The decrease in 2010 as compared to 2009 is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2010 versus 2009 and to a lesser extent, a lower level of other corporate professional fees.  Professional and outside services decreased to $627,000 in 2009 from $3,286,000 in 2008. The decrease in 2009 as compared to 2008 is principally the result of a lower level of legal and professional fees relating to the Supervisory Goodwill litigation in 2009 versus 2008.  The Supervisory Goodwill litigation expenses in 2009 included expenses incurred in connection with post trial arguments and post trial brief preparation which were concluded in June 2009.  The Supervisory Goodwill litigation expenses for 2008 include expenses relating to the preparation for the trial and actual trial expenses incurred during 2008.  See Part II - Item 8 - Note 10 to the Company’s consolidated financial statements for a discussion of the Supervisory Goodwill litigation proceedings.

Property operating and maintenance expenses were $111,000 in 2010, $106,000 in 2009, and $116,000 in 2008.  Property operating and maintenance expenses have been maintained at consistent levels over the last several years despite the general increases in utility costs as a result of overall cost containment measures.

Insurance expenses decreased to $38,000 in 2010, compared with $59,000 in 2009 and $73,000 in 2008.  The decrease is generally due to a decline in insurance premium costs due to cost containment efforts and reductions in coverage levels.

Interest income was $22,000 in 2010, $50,000 in 2009, and $353,000 in 2008. The decrease in 2010 compared to 2009 is principally due to a decreased yield on investments due to decreasing interest rates and a lower level of cash equivalents and investment securities. The decrease in 2009 compared to 2008 is due to a decreased yield on investments due to decreasing interest rates and a lower average level of cash equivalents and investment securities.  See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities.

During 2010 realized gains on sales of investment securities available for sale were $31,000. The gains in 2010 are the result of a higher level of investment securities available for sale and realization of gains on sales due to market appreciation.

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

For the year ended December 31, 2010 and 2009, the Company recorded income tax provisions of $58,000 and $56,000, respectively. The Company recorded an income tax benefit of $160,000 in 2008 due to the reversal of prior year estimated tax accruals.  The 2010 and 2009 income tax provisions are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company’s consolidated financial statements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$18	$6	$12	$-	$-
Total	$18	$6	$12	$-	$-

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

Legal Proceedings:  From time to time the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company presently is not aware of any pending or threatened litigation which could have a material adverse effect on the consolidated financial statements presented herein. Management of the Company, in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of any litigation reserves which may be necessary. The assessment of such reserves includes an exercise of judgment and is a matter of opinion. The Company intends to aggressively contest all threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, see Part II - Item 8 - Note 10.

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

Deferred Tax Assets:  As of December 31, 2010, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $40 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.

New Accounting Pronouncements

There are no new accounting pronouncements that would materially affect the Company’s financial statements or results of operations for the periods reported herein.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earning, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to those set forth in “Item 1A, Risk Factors” and elsewhere in this Annual Report and in the Company’s other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in the Company’s current material litigation matters, or unfavorable decisions in other Supervisory Goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company’s interest rate sensitive investments at December 31, 2010 and 2009, with maturity dates of less than one year consist of the following:

($ in thousands)	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

U.S. Treasury Bills	$8,200	$8,199	$9,996	$10,000
Weighted average interest rate	0.09%		0.27%

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

REPORT OF MARCUM LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AmBase Corporation

We have audited the accompanying consolidated balance sheet of AmBase Corporation and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its' internal control over financial reporting.  Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmBase Corporation and subsidiaries, as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

New Haven, CT
March 30, 2011

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF UHY LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AmBase Corporation

We have audited the accompanying consolidated balance sheet of AmBase Corporation and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive loss and cash flows for each of the two years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index as Item 15(a).  These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmBase Corporation and subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ UHY LLP
New Haven, CT
March 30, 2010

AMBASE CORPORATION AND SUBSIDIARIES
                                                                     Consolidated Statements of Operations
                                                                 Years Ended December 31

(in thousands, except per share data)

	2010	2009	2008
Operating expenses:
Compensation and benefits	$1,393	$1,508	$1,533
Professional and outside services	272	627	3,286
Property operating and maintenance	111	106	116
Depreciation	49	51	51
Insurance	38	59	73
Other operating	92	104	132
	1,955	2,455	5,191
Operating loss	(1,955)	(2,455)	(5,191)

Interest income	22	50	353
Realized gains on sales of investment securities	31	-	-
Other income	-	50	247
Loss before income taxes	(1,902)	(2,355)	(4,591)

Income tax (expense) benefit	(58)	(56)	160
Net loss	$(1,960)	$(2,411)	$(4,431)

Per share data:
Net loss attributable to common stockholders - basic	$(0.04)	$(0.06)	$(0.10)
Net loss attributable to common stockholders - assuming dilution	$(0.04)	$(0.06)	$(0.10)

Weighted average common shares outstanding:
Basic	43,075	43,152	43,571
Assuming dilution	43,075	43,152	43,571

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31

(in thousands, except for share and per share mounts)

Assets:	2010	2009
Cash and cash equivalents	$1,334	$1,715
Held to maturity investments (market value $8,199 in 2010 and $10,000 in 2009)	8,200	9,996

Real estate owned:
Land	554	554
Buildings	1,900	1,900
	2,454	2,454
Accumulated depreciation	(485)	(436)

Real estate owned, net	1,969	2,018

Other assets	259	72
Total assets	$11,762	$13,801

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$220	$289
Other liabilities	2	12

Total liabilities	222	301

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2010 and 2009)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(534,859)	(532,899)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders’ equity	11,540	13,500

Total liabilities and stockholders’ equity	$11,762	$13,801

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
                                                                                Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
December 31, 2007	$464	$548,044	$(526,057)	$(1,873)	$20,578

Net loss	-	-	(4,431)	-	(4,431)
Common stock repurchased	-	-	-	(219)	(219)
December 31, 2008	464	548,044	(530,488)	(2,092)	15,928

Net loss	-	-	(2,411)	-	(2,411)
Common stock repurchased	-	-	-	(17)	(17)
December 31, 2009	464	548,044	(532,899)	(2,109)	13,500

Net loss	-	-	(1,960)	-	(1,960)
Common stock repurchased	-	-	-	-	-
December 31, 2010	$464	$548,044	$(534,859)	$(2,109)	$11,540

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31

(in thousands)	2010	2009	2008

Cash flows from operating activities:
Net loss	$(1,960)	$(2,411)	$(4,431)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	49	51	51
Realized gains on sales of investment securities	(31)	-	-
Changes in other assets and liabilities:
Accrued interest receivable in investment securities	9	(10)	140
Other assets	113	33	127
Accounts payable and accrued liabilities	(69)	(15)	(658)
Other liabilities	(10)	3	(10)
Net cash used by operating activities	(1,899)	(2,349)	(4,781)
Cash flows from investing activities:
Maturities of investment securities - held to maturity	45,376	32,786	37,036
Purchases of investment securities - held to maturity	(43,589)	(31,372)	(32,263)
Purchases of investment securities	977	-	-
Sales of investment securities	(946)	-	-
Investment in real estate limited partnership	(300)	-	-
Net cash provided by investing activities	1,518	1,414	4,773
Cash flows from financing activities:
Common stock repurchased	-	(17)	(219)
Net cash used by financing activities	-	(17)	(219)

Net change in cash and cash equivalents	(381)	(952)	(227)
Cash and cash equivalents at beginning of year	1,715	2,667	2,894
Cash and cash equivalents at end of year	$1,334	$1,715	$2,667

Supplemental cash flow disclosure:
Income taxes paid	$110	$2	$1

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation (the “Company”) is a holding company which, through a wholly owned subsidiary, owns a commercial office building in Greenwich, Connecticut. The Company previously owned an insurance company and a savings bank.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future.  A valuation allowance has been established for the entire net deferred tax asset, as management at the current time, has no basis to conclude that realization is more likely than not.

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.  Options were anti-dilutive for all periods presented.

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

Stock-based compensation expense for all stock-based compensation awards for which vesting is based solely on employment service, are based on the grant date fair value estimated in accordance with accounting principles generally accepted in the United States of America.  The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.  Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations, with a corresponding increase in additional paid in capital in the Consolidated Statement of Stockholders’ Equity.  See Note 8 herein for a further discussion of stock-based compensation.

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

Depreciation

Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements if any, would be depreciated over the lesser of the remaining life of the tenants’ lease or the estimated useful lives of the improvements.

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

Investment securities at December 31 consist of the following:

	2010			2009
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$8,200	$8,200	$8,199	$9,996	$9,996	$10,000
	$8,200	$8,200	$8,199	$9,996	$9,996	$10,000

The gross unrealized gain (loss) on investment securities at December 31, consist of the following:

 (in thousands)
Held to Maturity:	2010	2009
Gross unrealized (loss) gain	$(1)	$4

Realized gain on the sales of investment securities available for sale follow:

(in thousands)
2010
Net sale proceeds	$977
Cost basis	(946)
Realized gain	$31

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities, for the years ended December 31, is as follows:

(in thousands, except per share data)
	2010	2009	2008
Net loss	$(1,960)	$(2,411)	$(4,431)

Weighted average common shares outstanding	43,075	43,152	43,571

Effect of Dilutive Securities:
Assumed stock option exercise	-	-	-
Weighted average common shares outstanding assuming dilution	43,075	43,152	43,571

Net loss per common share:
Basic	$(0.04)	$(0.06)	$(0.10)
Assuming dilution	(0.04)	(0.06)	(0.10)

Options to purchase common stock of 836,000 shares in 2010, 851,000 shares in 2009, and 866,000 shares in 2008 were excluded from the computation of diluted earnings per share because they were antidilutive in the computation of earnings per share.

Note 5 - Stockholders’ Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company are as follows:

	2010	2009	2008
Balance at beginning of year	43,075,410	43,215,464	43,858,664

Common shares repurchased	-	(140,054)	(643,200)

Balance at end of year	43,075,410	43,075,410	43,215,464

Common stock balances exclude treasury shares as of December 31, as follows:

	2010	2009	2008
Treasury shares	3,334,597	3,334,597	3,194,543

Aggregate dollar value of treasury shares	$2,109,000	$2,109,000	$2,092,000

Average cost per treasury share	$0.63	$0.63	$0.66

At December 31, 2010, there were 5,110,000 common shares reserved for issuance under the Company’s stock option and other employee benefit plans.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stockholder Rights Plan

On January 29, 1986, the Company’s Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, which entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company’s outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company’s shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). In the event the rights become exercisable and thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution and expire on February 10, 2016.

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

Note 6 - Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease. Depreciation expense for the building is recorded on a straight-line basis over 39 years.  Tenant improvements, if any, would typically be depreciated over the lesser of the remaining life of the tenants’ lease or the estimated useful lives of the improvements.  The building is carried at cost, net of accumulated depreciation of $485,000 and $436,000 at December 31, 2010 and 2009, respectively.

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

The Company performs impairment tests if events or circumstances indicate that the property’s carrying value may not be recoverable.  As noted above, based on the Company’s analysis the Company believes the carrying value of the property as of December 31, 2010, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 - Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually.  Effective July 1, 2010, the employer match was reduced to 33% of the amount of the employee’s elected deferral.  As of January 2009, the employer match was reduced to 75% of the amount the employee elected to defer from the 2008 employer match of 100%.  Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds. The Company’s matching contributions are invested in the same manner as the compensation reduction contributions. The Company’s matching contributions to the Savings Plan, charged to expense, were $43,000, $52,000 and $69,000 in 2010, 2009 and 2008, respectively. All contributions are subject to maximum limitations contained in the Code.

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows:  45% of the Annual Bonus Pool shall be allocated to the Company’s Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company’s Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2010, 2009, or 2008.

                                                                                                                     AMBASE CORPORATION AND SUBSIDIARIES
                                                                                                                         Notes to Consolidated Financial Statements

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Incentive plan activity is summarized as follows:

(shares in thousands)	1993 Stock Incentive Plan
	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2007	876	$0.93
Expired	(10)	1.19

Outstanding at December 31, 2008	866	0.90
Expired	(15)	2.56

Outstanding at December 31, 2009	851	0.87
Expired	(15)	0.95

Outstanding at December 31, 2010	836	0.87

Options exercisable at:
December 31, 2010	836	$0.87
December 31, 2009	851	0.87
December 31, 2008	866	0.90

The following table summarizes information about the Company’s stock options outstanding and exercisable under the 1993 Plan at December 31, 2010, as follows:

(shares in thousands)	Option Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.60 to $0.81	500	3.37	$0.72	500	$0.72
$1.09	336	1.00	1.09	336	1.09
Total	836			836	0.87

At December 31, 2010, the weighted average remaining contractual life in years for options outstanding and options exercisable was 2.42 years.  At December 31, 2010, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company’s stock; therefore, no intrinsic value for stock options is reflected herein.

As of December 31, 2010, 2009 and 2008, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan and no stock based compensation expense was recorded in 2010, 2009 and 2008, as all previously granted outstanding options vested as of January 2, 2007. No stock option awards have been granted since January 2005.  Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital in the Consolidated Statement of Stockholders’ Equity.  As of December 31, 2010, there were 4,164,000 shares available for future stock option grants.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option valuation model (“Black-Scholes”) utilizing certain assumptions. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions utilized represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from the amounts previously recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of accounting principles generally accepted in the United States of America and reflects all substantive characteristics of the instruments being valued.

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

Note 9 - Income Taxes

The components of income tax (expense) benefit for the years ended December 31 are as follows:

(in thousands)	2010	2009	2008

Income tax (expense) benefit - current	$(58)	$(56)	$160
Total	$(58)	$(56)	$160

The components of pretax loss and the difference between income taxes computed at the statutory federal rate of 35% in 2010, 2009 and 2008, and the provision for income taxes for the years ended December 31 follows:

(in thousands)	2010	2009	2008

Loss before income taxes	$(1,902)	$(2,355)	$(4,591)

Tax (expense) benefit :
Tax at statutory federal rate	$666	$824	$1,607
Accounting loss benefit not recognized	(666)	(824)	(1,607)
State income taxes	(58)	(56)	-
Adjustment to prior year estimated tax accruals	-	-	160

Income tax (expense) benefit	$(58)	$(56)	$160

There were no unrecognized tax benefits at January 1, 2010 or December 31, 2010. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties.  The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities.  In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return.  In connection with the IRS audit, in April 2010, the IRS issued the Company a Notice of Proposed Adjustment for tax year 2007, proposing to disallow approximately $16.6 million of deductions previously recognized by the Company on its 2007 Federal income tax return (the “IRS Proposed Adjustment”).  The IRS Proposed Adjustment seeks to disallow the Company’s tax deduction for the payment made by the Company in 2007 in satisfaction of its Supplemental Retirement Plan obligation.  This matter is currently ongoing.  See Note 10 – Legal Procedures for further information.  The Company has not been notified of any potential tax audits by any state or local tax authorities.  As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2007.

State income tax amounts for 2010 and 2009 are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut.  The Company recorded an income tax benefit of $160,000 in 2008 due to the reversal of prior year estimated tax accruals.

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

The Company expects that the 1992 Amended Return will generate approximately $56 million of NOL’s for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See “Carryback Claims,” below for further information. As part of the 1992 Amended Return approximately $56 million, (of the $158 million), of Carteret/Carteret FSB tax basis is expected to be converted into NOL’s, (as tax losses are incurred) in tax year 1992, and will have expired in the 2007 tax year, unless they are utilized as part of the “Carryback Claims,” or absorbed in earlier years based on inclusion of certain items in the consolidated group.

The Carteret/Carteret FSB tax basis, of approximately $102 million, remaining after recognition of the 1992 Amended Return, may be converted into NOL carryforwards/carrybacks as additional tax losses are incurred by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; may be utilized in other tax years; or could begin to expire no earlier than the 2008 tax year based upon the year any NOL’s are ultimately generated. The Company can give no assurances with regard to the 1992 Amended Return, subsequent year returns, or the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company’s tax basis in Carteret/Carteret FSB. Any NOL’s ultimately generated from the Company’s tax basis in Carteret/Carteret FSB, would be in addition to the NOL carryforwards/carrybacks generated based on the Company’s federal income tax returns as previously filed, as further detailed above.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the “Carryback Claims”) seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut for the tax refunds it seeks, plus interest, with respect to the Carryback Claims.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States’ Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  The Court’s ruling is not dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  See Note 10 – Legal Proceedings.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based upon the Company’s federal income tax returns as filed through 2009 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed above, as of December 31, 2010, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused, as follows:

Tax Year	Amount
2012	$1,100,000
2018	5,400,000
2019	4,000,000
2020	2,600,000
2021	4,000,000
2022	3,200,000
2023	1,800,000
2024	700,000
2026	2,800,000
2027	3,100,000
2028	4,600,000
2029	2,400,000
$35,700,000

In addition to the NOL carryforwards noted above, the Company currently estimates that, an additional $16.7 million of NOL carryforwards could be generated from the 2007 tax year which would expire if unused in the 2027 tax year, however, as discussed above, in connection with the IRS’s 2007 Federal income tax return audit, the IRS is proposing to disallow approximately $16.6 million of the NOL carry forwards generated from the 2007 tax year; this matter is ongoing.  Additionally, approximately $2.0 million of NOL carryforwards could be generated from the 2010 tax year which would expire if unused in the 2030 tax year. In the 2010 tax year, approximately $5.3 million of NOL carryforwards originating from the 1995 tax year expired to the extent they remain unused and in the 2009 tax year, approximately $2.2 million of NOL carryforwards originating from the 1994 tax year expired to the extent they remain unused.  The unused carryforwards will have expired unless they are utilized in prior tax years or absorbed in an earlier year based on inclusion of certain items in the consolidated group.  The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws.  In addition, the Company has approximately $21 million of AMT credit carryforwards (“AMT Credits”), which are not subject to expiration.  Based on the filing of the Carryback Claims, as defined further above, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

The Company has calculated a net deferred tax asset of $40 million and $41 million as of December 31, 2010 and 2009, respectively, arising primarily from NOL carryforwards and AMT credits.  This amount does not include the anticipated tax effects of the NOL’s which could be generated from the Company’s investment in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 - Legal Proceedings

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation. During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the “Court of Federal Claims” or the “Court”), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) on the Company’s investment in Carteret Savings Bank (“Carteret”). Approximately 120 other similar so-called “supervisory goodwill” cases were commenced by other financial institutions and/or their shareholders; several are still pending in the Court of Federal Claims. Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the “Consolidated Cases”), which involve many of the same issues raised in the Company’s suit, were appealed to the United States Supreme Court (the “Supreme Court”). On July 1, 1996, the Supreme Court issued a decision in the Consolidated Cases. The Supreme Court’s decision affirmed the lower Court’s grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the Consolidated Cases is beneficial to the Company’s case, it is not necessarily indicative of the ultimate outcome of the Company’s action.

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

On March 20, 1998, the FDIC filed a motion for partial summary judgment against the United States on certain liability issues, and the Company filed a memorandum in support of that motion. Fact discovery for the Company was completed on November 30, 1999 pursuant to an extension of time granted by the Court. On September 9, 1999, the Company filed a Motion For Partial Summary Judgment On Liability under a Fifth Amendment Takings claim theory of recovery. On November 24, 1999, the FDIC, as successor to the rights of Carteret and as Plaintiff-Intervener in the case, filed a response brief opposing the Company’s Motion. On December 6, 1999, the Department of Justice (the “DOJ”) (on behalf of the United States) filed a brief opposing the Company’s Motion For Partial Summary Judgment On Liability and Cross-Moved for Summary Judgment On the Company’s Takings claim. On January 25, 2000, the Company responded to the DOJ’s brief and the FDIC’s brief by filing a Brief (i) In Reply To Defendant’s Opposition To Plaintiffs’ Motion For Partial Summary Judgment, (ii) In Opposition To Defendant’s Cross-Motion For Summary Judgment, and (iii) In Reply To FDIC’s Response To Plaintiffs’ Motion For Partial Summary Judgment. On February 22, 2000 the DOJ filed a brief in Reply To Plaintiffs’ Opposition To Defendant’s Cross-Motion For Summary Judgment.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On January 12, 2005, Judge Smith denied the government’s motion to dismiss the Company’s remaining claims arising out of damages for breach of contract. On March 15, 2005, the DOJ and the FDIC each filed motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. The Company filed its reply to these motions on March 29, 2005. In April 2005, Judge Smith heard oral argument on the DOJ and FDIC motions requesting that Judge Smith certify for immediate appeal his ruling that the Company is entitled to challenge the validity of the receivership deficit. Because Judge Smith’s ruling on the receivership deficit issue was not a final order, both Judge Smith and the Court of Appeals for the Federal Circuit would have to agree to an appeal of that issue at that time. Following the April 2005 oral argument, Judge Smith entered an order, on April 25, 2005, staying resolution of the motions to certify an interlocutory appeal pending the holding of a “show cause” hearing. Judge Smith indicated at the oral argument that the purpose of the show cause hearing was to allow the Company to outline the evidence and arguments it was prepared to offer in order to challenge the validity and size of the receivership deficit. Judge Smith directed the parties to attempt to reach agreement regarding a schedule for the completion of discovery on receivership deficit issues, and he directed the parties to submit to the Court such an agreed proposed discovery schedule, or, if the parties were unable to reach agreement, separate proposed schedules for discovery, in early May 2005. Judge Smith further encouraged the parties to discuss the procedures and schedule for the show cause hearing, and to provide the Court with a proposed order on such matters.

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

AMBASE CORPORATION AND SUBSIDIAIRES
Notes to Consolidated Financial Statements

Both the Court of Federal Claims and the Court of Appeals for the Federal Circuit have issued numerous decisions in cases that involve claims against the United States based upon its breach of its contracts with savings and loan institutions through its 1989 enactment of FIRREA. In particular, the Federal Circuit has issued decisions rejecting Takings Clause claims advanced by shareholders of failed thrifts.  Examples of such decisions include Castle v. United States, 301 F.3d 1328 (Fed. Cir. 2002) and Bailey v. United States, 341 F. 3d 1342 (Fed. Cir 2003). In June 2004, the United States Supreme Court denied the petition for certiorari filed by Bailey. The Court of Federal Claims decisions and certain filings in the Company’s case, as well as other decisions in Winstar related cases, are publicly available on the Court of Federal Claims web site at www.uscfc.uscourts.gov. In addition, decisions in Winstar-related cases that have been issued by the U.S. Court of Appeals, the court that hears appeals from decisions by the Court of Federal Claims, may be found on that court’s website at www.cafc.uscourts.gov. Decisions in other Winstar related cases may be relevant to the Company’s Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company’s actions. The Company can give no assurances regarding the ultimate outcome of the Supervisory Goodwill Litigation.

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States’ Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction. On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  The Court’s ruling is not dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  See Note 9 – Income Taxes for further information.

Note 11 - Fair Value Measurements

The Company applies fair value standards for recurring financial assets and liabilities only.  The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements.  The fair value hierarchy consists of three tiers as follows:

Level 1 – Quoted prices in active markets are available for identical assets and liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The carrying amounts reported in the balance sheets for cash and cash equivalents are based on Level 1 criteria approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity are based on current market quotations and therefore are based on Level 2 criteria.

AMBASE CORPORATION AND SUBSIDIAIRES
Notes to Consolidated Financial Statements

Note 12 - Quarterly Financial Information (unaudited)

Summarized quarterly financial information follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010:
Operating expenses	$549	$548	$428	$430	$1,955
Operating loss	(549)	(548)	(428)	(430)	(1,955)
Net loss	$(545)	$(546)	$(418)	$(451)	$(1,960)

Per common share data:
Net loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)

2009:
Operating expenses	$916	$525	$504	$510	$2,455
Operating loss	(916)	(525)	(504)	(510)	(2,455)
Net loss	$(859)	$(515)	$(491)	$(546)	$(2,411)

Per common share data:
Net loss	$(0.02)	$(0.01)	$(0.01)	$(0.01)	$(0.06)

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

(a)         Previous independent registered public accounting firm

On April 19, 2010, UHY LLP (“UHY”), our independent registered public accounting firm, informed us that effective April 16, 2010, its New England practice was acquired by Marcum LLP (“Marcum”).  UHY also informed us that as a result of this transaction, it declined reappointment as our independent registered public accounting firm for the fiscal year ending December 31, 2010.

UHY audited our financial statements for the fiscal years ended December 31, 2009 and 2008.  The audit reports of UHY on our financial statements for those years did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to any uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2009 and 2008, and subsequently to April 22, 2010, there were no disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that, if not resolved to UHY’s satisfaction, would have caused UHY to make reference to the subject matter of the disagreement in connection with its audit reports, nor were there any “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

The Company’s Accounting and Audit Committee and the Board of Directors participated in and approved the decision to change its independent registered public accounting firm.  The report of UHY LLP on the financial statements for the fiscal year ended December 31, 2009 and 2008 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  During the fiscal year ended December 31, 2009 and through April 22, 2010, there were no disagreements with UHY LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to the satisfaction of UHY LLP would have caused them to make reference thereto in their report on the financial statements for such year.  During the fiscal year ended December 31, 2009 and through April 22, 2010, there were no reportable events (as defined in Item 304(a)(1)(v) or Regulation S-K).

The Company requested that UHY LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements.  A copy of such letter, dated April 21, 2010, was filed as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2010.

(b)         New independent registered public accounting firm

The Company engaged Marcum LLP as its new independent registered public accounting firm as of April 21, 2010.  During the fiscal years ended December 31, 2009 and through April 20, 2010, the Company had not consulted with Marcum LLP regarding any of the matters in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.  Our audit committee appointed Marcum as the successor independent registered public accounting firm on April 21, 2010 for fiscal year 2010.  Prior to such appointment, the Company had not consulted with Marcum with respect to:  (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on our financial statements; or (3) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2010, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Evaluation of Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers required by this item is set forth following Item 3 of Part I of this report under the caption “Executive Officers of the Registrant”, pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2011, under the captions “Proposal No. 1 - Election of Director” and  “Information Concerning the Board and its Committees”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2010 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2011, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2010 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2010 as follows:

	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance

Equity Compensation
Plans approved by stockholders	836,000	$0.87	4,164,000

Equity Compensation
Plan not approved by stockholders	-	-	110,000

Total	836,000	$0.87	4,274,000

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

For other information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2011, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2010 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2011, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2010 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2011, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2010 fiscal year.

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

4.
Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996 and November 1, 2000, November 9, 2005, and November 10, 2010), (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, respectively).

10.A	1993 Stock Incentive Plan as amended (incorporated by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 16, 2008).

10.B	1994 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1994).

10.C	AmBase Officers and Key Employees Stock Purchase and Loan Plan (incorporated by reference to Exhibit 10E to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).

10.D
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

14.	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).

21.	Subsidiaries of the Registrant.

23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

23.2	Consent of UHY LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

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
Date:  March 30, 2011

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

/s/ RICHARD A. BIANCO                                                              /s/ JOHN P. FERRARA
Chairman, President,                                                                         Vice President, Chief Financial Officer
Chief Executive Officer and Director                                              and Controller
Date:  March 30, 2011                                                                        (Principal Financial and Accounting Officer)
  Date:  March 30, 2011

/s/ JERRY Y. CARNEGIE                                                                /s/ SALVATORE TRANI
Director                                                                                                Director
Date:  March 30, 2011                                                                        Date:  March 30, 2011

AMBASE CORPORATION AND SUBSIDIARIES
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Office Building: Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454
Total……….	$-	$554	$1,880	$20	$554	$1,900	$2,454

[Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated Latest Income Statement
Office Building:
Greenwich, CT	$485	1970	Apr.-01	39 years

Total	$485

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008

Balance at beginning of year	$2,454	$2,454	$2,454
Improvements	-	-	-
Acquisitions	-	-	-
Disposition	-	-	-
Balance at end of year	$2,454	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$436	$385	$334
Depreciation expense	49	51	51
Dispositions	-	-	-
Balance at end of year	$485	$436	$385

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco                                        Jerry Y. Carnegie                                        Salvatore Trani
Chairman, President and                               Private Investor                                            Executive Vice President
Chief Executive Officer                                                                                                          BGC Partners, L.P.
AmBase Corporation

AmBase Officers
Richard A. Bianco                                        John P. Ferrara                                            Joseph R. Bianco
Chairman, President and                               Vice President, Chief Financial Officer      Treasurer
Chief Executive Officer                                  and Controller

INVESTORINFORMATION

Annual Meeting of Stockholders

The 2011 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Friday, June 3, 2011, at:

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

Common Stock                       AmBase                             ABCP.OB

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2011, there were approximately 13,700 stockholders.