Form 10-Q
period 2011-03-31
AMBASE CORP
filed 2011-05-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

YES        NO     X    .

At April 29, 2011, there were 43,075,410 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2011

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except for share and per share mounts)
Assets:	March 31, 2011	December 31, 2010
Cash and cash equivalents	$1,084	$1,334
Held to maturity investments (market value $7,900 and $8,199, respectively)	7,899	8,200

Real estate owned:
Land	554	554
Buildings	1,900	1,900
	2,454	2,454
Accumulated depreciation	(497)	(485)

Real estate owned, net	1,957	1,969

Other assets	260	259
Total assets	$11,200	$11,762

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$125	$220
Other liabilities	2	2

Total liabilities	127	222

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2011 and 2010)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(535,326)	(534,859)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders’ equity	11,073	11,540

Total liabilities and stockholders’ equity	$11,200	$11,762

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31
(Unaudited)

(in thousands, except per share data)
	Three Months
	2011	2010
Operating expenses:
Compensation and benefits	$332	$417
Professional and outside services	53	50
Property operating and maintenance	29	32
Depreciation	12	13
Insurance	8	7
Other operating	27	30
	461	549
Operating loss	(461)	(549)

Interest income	3	5
Realized gains on sales of investment securities	6	10
Loss before income taxes	(452)	(534)

Income tax expense	(15)	(11)
Net loss	$(467)	$(545)

Per share data:
Net loss attributable to common stockholders - basic	$(0.01)	$(0.01)
Net loss attributable to common stockholders - assuming dilution	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic	43,075	43,075
Assuming dilution	43,075	43,075

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31
(Unaudited)

(in thousands)	2011	2010

Cash flows from operating activities:
Net loss	$(467)	$(545)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12	13
Realized gains on sales of investment securities	(6)	(10)
Changes in other assets and liabilities:
Accrued interest receivable on investment securities	(2)	(5)
Other assets	(1)	49
Accounts payable and accrued liabilities	(95)	(175)
Other liabilities	-	(3)
Net cash used by operating activities	(559)	(676)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	8,200	10,000
Purchases of investment securities - held to maturity	(7,897)	(9,398)
Sales of investment securities	117	209
Purchases of investments securities	(111)	(199)
Investment in real estate limited partnership	-	(300)
Net cash provided by investing activities	309	312

Net change in cash and cash equivalents	(250)	(364)
Cash and cash equivalents at beginning of year	1,334	1,715
Cash and cash equivalents at end of period	$1,084	$1,351

Supplemental cash flow disclosure:
Income taxes paid	$7	$51

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2 – Recent Accounting Pronouncements

There are no new accounting pronouncements that would materially affect the Company’s financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 - Legal Proceedings

The information contained in Item 8 - Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report.  There have been no material developments in such legal proceedings, except as set forth below.

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

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States’ Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court’s ruling that the Company’s refund claims were timely filed.  The Court’s rulings to date are not dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  See Note 8 – Income Taxes for further information.

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

Investment securities consist of the following:

	March 31, 2011			December 31, 2010
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$7,899	$7,899	$7,900	$8,200	$8,200	$8,199

The gross unrealized gain on investment securities at March 31, 2011 and December 31, 2010 consist of the following:

(in thousands)
Held to Maturity:	2011	2010
Gross unrealized gain	$1	$(1)

Realized gain on the sales of investment securities available for sale follow:

(in thousands)
	2011	2010
Net sale proceeds	$117	$209
Cost basis	(111)	(199)
Realized gain	$6	$10

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet.  The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease.  Depreciation expense for the building is calculated on a straight-line basis over 39 years. Tenant improvements, if any, would be depreciated over the lesser of the remaining life of the tenants’ lease or the estimated useful lives of the improvements.

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

The Company performs impairment tests if events or circumstances indicate that the property’s carrying value would not be recoverable.  As noted above, based on the Company’s analysis the Company believes the carrying value of the property as of March 31, 2011, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

Note 7 - Income Taxes

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

The Company has calculated a net deferred tax asset of $40 million as of March 31, 2011 and December 31, 2010, arising primarily from net operating loss (“NOL”) carryforwards and alternative minimum tax (“AMT”) credits.  This amount does not include the anticipated tax effects of NOL’s which could be generated from the Company’s investment in Carteret Savings Bank, F.A. and subsidiaries (“Carteret”), resulting from the election decision, as more fully described below. A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

There were no unrecognized tax benefits at March 31, 2011 or December 31, 2010. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties.  The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities.  In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return.  In connection with the IRS audit, in April 2010, the IRS issued the Company a Notice of Proposed Adjustment for tax year 2007, proposing to disallow approximately $16.6 million of deductions previously recognized by the Company on its 2007 Federal income tax return (the “IRS Proposed Adjustment”).  The IRS Proposed Adjustment seeks to disallow the Company’s tax deduction for the payment made by the Company in 2007 in satisfaction of its Supplemental Retirement Plan obligation.  This matter is currently ongoing.  The Company has not been notified of any potential tax audits by any state or local tax authorities.  As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2007.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based upon the Company’s federal income tax returns as filed through 2009 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed below, as of March 31, 2011, the Company has NOL carryforwards aggregating approximately $35.7 million, available to reduce future federal taxable income, which expire if unused beginning in the 2012 tax year. In addition to the NOL carryforwards noted herein, the Company currently estimates that, an additional $2.0 million of NOL carryforwards could be generated from the 2010 tax year which would expire if unused in the 2030 tax year.  Additionally, an additional 16.7 million of NOL carryforwards could be generated from the 2007 tax year which would expire if unused in the 2027 tax year; however, as discussed above, in connection with the IRS’s 2007 Federal income tax return audit, the IRS is proposing to disallow approximately $16.6 million of the NOL carry forwards generated from the 2007 tax year; this matter is ongoing.  In the 2010 tax year, approximately $5.3 million of NOL carryforwards originating from the 1995 tax year expired to the extent they remain unused and in the 2009 tax year, approximately $2.2 million of NOL carry forwards expired to the extent they remain unused.  The unused carryforwards will have expired unless they are utilized in prior tax year or absorbed in an earlier year based on inclusion of certain items in the consolidated group.  The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. In addition, the Company has approximately $21 million of AMT credit carry forwards (“AMT Credits”), which are not subject to expiration. Based on the filing of the Carryback Claims, as defined further below, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

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

In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States’ Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court’s ruling that the Company’s refund claims were timely filed.  The Court’s rulings to date are not dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  See Note 3 – Legal Proceedings for further information.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Note 8 – Stock-Based Compensation

Under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”), the Company may grant to officers and employees of the Company and its subsidiaries, stock options (“Options”), stock appreciation rights (“SARs”), restricted stock awards (“Restricted Stock”), merit awards (“Merit Awards”) and performance share awards (“Performance Shares”), through May 28, 2018. An aggregate of 5,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock.  Options may be granted as incentive stock options (“ISOs”) intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options (“NQSOs”). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company’s Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a “Change of Control” of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee’s Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.  As of March 31, 2011, there were 4,184,000 shares available for future stock option grants.

The fair values of option awards were estimated on the date of grant using the Black-Scholes-Merton option valuation model (“Black-Scholes”) that uses certain assumptions at the time of valuation. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table reports stock option activity during the three month period ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding at January 1, 2011	836,000	$0.87
Expired	(20,000)	0.60

Outstanding at March 31, 2011	816,000	$0.87

Exercisable	816,000	$0.87	$2.24

At March 31, 2011, the exercise price of stock options outstanding and exercisable was greater than the market price of the Company’s stock; therefore, no intrinsic value for stock options is included herein.

As of March 31, 2011 and 2010, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan and no stock-based compensation expense was recorded in the three month periods ended March 31, 2011 or March 31, 2010.  As of March 31, 2011, there were 4,184,000 shares available for future stock option grants.

Options to purchase 816,000 shares of common stock for the three months ended March 31, 2011, and 836,000 shares of common stock for the three months ended March 31, 2010, were excluded from the computation of diluted earnings per share because these options were antidilutive in the computation of earnings per share.

Note 9 - Pension and Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”).  The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually.  Effective July 1, 2010, the employer match was reduced to 33% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds.  The Company’s matching contributions are invested in the same manner as the compensation reduction contributions.  The Company’s matching contributions to the Savings Plan, charged to expense, were $12,000 for the three months ended March 31, 2011, and $35,000 for the three months ended March 31, 2010.  All contributions are subject to maximum limitations contained in the Code.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 - Common Stock Repurchase Plan

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2011	-	-	3,208,109	6,791,891
January 1, 2011 - January 31, 2011	-	-	3,208,109	6,791,891
February 1, 2011 - February 28, 2011	-	-	3,208,109	6,791,891
March 1, 2011 - March 31, 2011	-	-	3,208,109	6,791,891
Total	-

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2011, through the report issuance date.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

FORWARD LOOKING STATEMENTS

This quarterly report, together with other statements and information publicly disseminated by the Company,  may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or make oral statements that constitute forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to those set forth in “Item 1A, Risk Factors” and elsewhere in this report and in the Company’s other public filings with the Securities and Exchange Commission, including but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other Supervisory Goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at March 31, 2011, aggregated $11,200,000, consisting principally of cash and cash equivalents of $1,084,000, investment securities of $7,899,000, and real estate owned of $1,957,000.  At March 31, 2011, the Company’s liabilities aggregated $127,000.  Total stockholders equity was $11,073,000.

For the three months ended March 31, 2011, cash of $559,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2011 were satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents. Management believes that the Company’s liquid assets are sufficient to continue operations for the next twelve months.

For the three months ended March 31, 2010, cash of $676,000 was used by operations, primarily due to the payment of legal expenses relating to the Supervisory Goodwill proceedings and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings.  The cash needs of the Company for the three months ended March 31, 2010 were satisfied by the Company’s financial resources and to a lesser extent receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages.  The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair value exceeds the property’s current carrying value.  Therefore, the Company believes the carrying value of the property as of  March 31, 2011, has not been impaired.

Accounts payable and accrued liabilities as of March 31, 2011, decreased from December 31, 2010, principally as a result of the payment of prior year accruals.

There are no material commitments for capital expenditures as of March 31, 2011.  Inflation has had no material impact on the business and operations of the Company.

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

Results of Operations for the Three Months Ended March 31, 2011 vs. the Three Months Ended March 31, 2010

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company’s management believes that operating cash needs for the next twelve months will be met principally by the Company’s financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

Compensation and benefits decreased to $332,000 in the three months ended March 31, 2011, compared to $417,000 in the respective 2010 period.  The decrease in the 2011 three month period is due to lower compensation expenses due to reduced staffing levels as well as a lower level of benefit costs in the 2011 period versus the same 2010 period.

No stock based compensation expense was recorded in the three months ended March 31, 2011 or March 31, 2010, as all previously granted outstanding options vested as of January 2, 2007.  No stock option awards have been granted since January 2005.

Professional and outside services were $53,000 in the three months ended March 31, 2011, compared to $50,000 in the respective 2010 period.  The slight increase in the 2011 three month period as compared to the 2010 three month period is the result of general legal and professional fees relating to a variety of items.

Insurance expenses remained consistent with prior year levels at $8,000 in the three months ended March 31, 2011, compared with $7,000 in the three months ended March 31, 2010.

Interest income in the three months ended March 31, 2011, decreased to $3,000 from $5,000 in the respective 2010 period.  The decreased interest income is principally due to a decreased investment yield in 2011, compared with 2010 and to a lesser extent, a lower level of cash equivalents and investment securities.  See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities as of  March 31, 2011.

The Company recognized an income tax provision of $15,000 for the three months ended March 31, 2011, as compared with an income tax provision of $11,000 for the three months ended March 31, 2010.  The income tax provisions for the 2011 and 2010 periods are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$17	$5	$12	$-	$-
Total	$17	$5	$12	$-	$-

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company’s interest rate sensitive investments with maturity dates of less than one year consist of the following:

($ in thousands)	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

U.S. Treasury Bills	$7,899	$7,900	$8,200	$8,199
Weighted average interest rate	0.16%		0.09%

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 1A.                   RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in response to Item 1A to Part I of Form 10-K.

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

Date:  May 9, 2011