Form 10-Q
period 2011-06-30
AMBASE CORP
filed 2011-08-11
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

YES        NO     X    .

At July 30, 2011, there were 43,075,410 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2011

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except for share and per share mounts)
Assets:	June 30, 2011	December 31, 2010
Cash and cash equivalents	$893	$1,334
Held to maturity investments (market value $7,700 and $8,199, respectively)	7,700	8,200

Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	$2,454	2,454
Accumulated depreciation	(509)	(485)

Real estate owned, net	1,945	1,969

Other assets	296	259
Total assets	$10,834	$11,762

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$138	$220
Other liabilities	6	2

Total liabilities	144	222

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2011 and 2010)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(535,709)	(534,859)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders’ equity	10,690	11,540

Total liabilities and stockholders’ equity	$10,834	$11,762

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Second Quarter and Six Months Ended June 30
(Unaudited)
(in thousands, except per share data)
	Second Quarter		Six Months
	2011	2010	2011	2010
Operating expenses:
Compensation and benefits	$336	$359	$668	$776
Professional and outside services	84	101	137	151
Property operating and maintenance	21	37	50	69
Depreciation	12	12	24	25
Insurance	11	17	19	24
Other operating	20	22	47	52
Total operating expenses	484	548	945	1,097
Operating loss	(484)	(548)	(945)	(1,097)

Interest income	2	4	5	9
Realized gains on sales of investment securities	9	9	15	19
Other income	105	-	105	-
Loss before income taxes	(368)	(535)	(820)	(1,069)

Income tax expense	(15)	(11)	(30)	(22)
Net loss	$(383)	$(546)	$(850)	$(1,091)

Net loss per share attributable to common stockholders - basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per share attributable to common stockholders - assuming dilution	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - Basic	43,075	43,075	43,075	43,075
Weighted average common shares outstanding - Assuming dilution	43,075	43,075	43,075	43,075

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30
(Unaudited)

(in thousands)	2011	2010

Cash flows from operating activities:
Net loss	$(850)	$(1,091)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	24	25
Realized gains on sales of investment securities	(15)	(19)
Changes in other assets and liabilities:
Accrued interest receivable on investment securities	-	8
Other assets	(37)	35
Accounts payable and accrued liabilities	(82)	(174)
Other liabilities	4	(5)
Net cash used by operating activities	(956)	(1,221)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	16,096	19,384
Purchases of investment securities - held to maturity	(15,596)	(18,394)
Sales of investment securities	552	649
Purchases of investments securities	(537)	(630)
Investment in real estate limited partnership	-	(300)
Net cash provided by investing activities	515	709

Net change in cash and cash equivalents	(441)	(512)
Cash and cash equivalents at beginning of year	1,334	1,715
Cash and cash equivalents at end of period	$893	$1,203

Supplemental cash flow disclosure:
Income taxes paid	$41	$65

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

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice (“DOJ”), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States’ Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court’s ruling that the Company’s refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company’s Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the Government’s Cross Motion for Summary Judgment and a Reply to the Governments Opposition to the Company’s Summary Judgment Motion, and the Government in June 2011, subsequently filed a response brief. The Court’s rulings to date are not dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  See Note 8 – Income Taxes for further information.

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

Investment securities consist of the following:

	June 30, 2011			December 31, 2010
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$7,700	$7,700	$7,700	$8,200	$8,200	$8,199

The gross unrealized gains (losses) on investment securities consist of the following:

(in thousands)
Held to Maturity:	June 30, 2011	December 31, 2010
Gross unrealized gains (losses)	$-	$(1)

Realized gains on the sales of investment securities available for sale follow:

(in thousands)
($ in thousands)	Second Quarter Ending June 30		Year-to-Date June 30
	2011	2010	2011	2010
Net sale proceeds	$435	$440	$552	$649
Cost basis	(426)	(431)	(537)	(630)
Realized gains	$9	$9	$15	$19

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

The Company performs impairment tests if events or circumstances indicate that the property’s carrying value would not be recoverable.  As noted above, based on the Company’s analysis the Company believes the carrying value of the property as of June 30, 2011, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

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

The Company has calculated a net deferred tax asset of $40 million as of June 30, 2011 and December 31, 2010, arising primarily from net operating loss (“NOL”) carryforwards and alternative minimum tax (“AMT”) credits.  This amount does not include the anticipated tax effects of NOL’s which could be generated from the Company’s investment in Carteret Savings Bank, F.A. and subsidiaries (“Carteret”), resulting from the election decision, as more fully described below. A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

There were no unrecognized tax benefits at June 30, 2011 or December 31, 2010. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties.  The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities.  In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return.  In connection with the IRS audit, in April 2010, the IRS issued the Company a Notice of Proposed Adjustment for tax year 2007, proposing to disallow approximately $16.6 million of deductions previously recognized by the Company on its 2007 Federal income tax return (the “IRS Proposed Adjustment”).  The IRS Proposed Adjustment seeks to disallow the Company’s tax deduction for the payment made by the Company in 2007 in satisfaction of its Supplemental Retirement Plan obligation.  This matter is currently ongoing.  The Company has not been notified of any potential tax audits by any state or local tax authorities.  As such, the Company believes the statute of limitations for federal and state purposes are generally closed for tax years prior to 2007.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based upon the Company’s federal income tax returns as filed through 2009 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed herein, the Company has NOL carryforwards available to reduce future federal taxable income which expire if unused in the tax years as indicated below.  The amounts as of June 30, 2011, are as follows:

Tax Year Expiring	Amount
2012	$1,100,000
2018	5,400,000
2019	4,000,000
2020	2,600,000
2021	4,000,000
2022	3,200,000
2023	1,800,000
2024	700,000
2026	2,800,000
2027	3,100,000
2028	4,600,000
2029	2,400,000
Total	$35,700,000

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

In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice (“DOJ”), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States’ Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court’s ruling that the Company’s refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company’s Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the Government’s Cross Motion for Summary Judgment and a Reply to the Governments Opposition to the Company’s Summary Judgment Motion, and the Government in June 2011, subsequently filed a response brief. The Court’s rulings to date are not dispositive of the case. The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  See Note 3 – Legal Proceedings for further information.

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

Incentive plan activity during the year-to-date period is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding at January 1, 2011	836,000	$0.87
Expired	(20,000)	0.60
Outstanding at June 30, 2011	816,000	$0.87	1.99	$-
Exercisable at June 30, 2011	816,000	$0.87	1.99	$-

Information relating to the 1993 Plan as of the dates indicated below is as follows:

	June 30, 2011	June 30, 2010
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year-to-date period	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	816,000	836,000

Shares available for future stock option grants	4,184,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 - Pension and Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”).  The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually.  Effective July 1, 2010, the employer match was reduced to 33% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds.  The Company’s matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to maximum limitations contained in the Code.  The Company’s matching contributions to the Savings Plan, charged to expense, were as follows
	June 30, 2011		Six Months Ended June 30
	2011	2010	2011	2010
Company matching contributions	$4,000	$6,000	$16,000	$41,000

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2011	-	-	3,208,109	6,791,891
January 1, 2011 - January 31, 2011	-	-	3,208,109	6,791,891
February 1, 2011 - February 28, 2011	-	-	3,208,109	6,791,891
March 1, 2011 - March 31, 2011	-	-	3,208,109	6,791,891
April 1, 2011 – April 30, 2011	-	-	3,208,109	6,791,891
May 1, 2011 – May 31, 2011	-	-	3,208,109	6,791,891
June 1, 2011 – June 30, 2011	-	-	3,208,109	6,791,891
Total	-

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2011, through the report issuance date.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at June 30, 2011, aggregated $10,834,000, consisting principally of cash and cash equivalents of $893,000, investment securities of $7,700,000, and real estate owned of $1,945,000.  At June 30, 2011, the Company’s liabilities aggregated $144,000.  Total stockholders equity was $10,690,000.

For the six months ended June 30, 2011, cash of $956,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2011 were satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents. Management believes that the Company’s liquid assets are sufficient to continue operations for the next twelve months.

For the six months ended June 30, 2010, cash of $1,221,000 was used by operations, primarily due to the payment of legal expenses relating to the Supervisory Goodwill proceedings and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings.  The cash needs of the Company for the six months ended June 30, 2010 were satisfied by the Company’s financial resources and to a lesser extent receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages.  The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair value exceeds the property’s current carrying value.  Therefore, the Company believes the carrying value of the property as of June 30, 2011, has not been impaired.

Accounts payable and accrued liabilities as of June 30, 2011, decreased from December 31, 2010, principally as a result of the payment of prior year accruals.

There are no material commitments for capital expenditures as of June 30, 2011.  Inflation has had no material impact on the business and operations of the Company.

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

Results of Operations for the Second Quarter and Six Months Ended June 30, 2011 vs. the Second Quarter and Six Months Ended June 30, 2010

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company’s management believes that operating cash needs for the next twelve months will be met principally by the Company’s financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

Compensation and benefits decreased to $336,000 and $668,000 in the second quarter and six months ended June 30, 2011, compared to $359,000 and $776,000 in the respective 2010 periods.  The decrease in the 2011 second quarter and six month periods is due to lower compensation expenses due to reduced staffing levels as well as a lower level of benefit costs in the 2011 periods versus the same 2010 periods.

No stock based compensation expense was recorded in the six months ended June 30, 2011 or June 30, 2010, as all previously granted outstanding options vested as of January 2, 2007.  No stock option awards have been granted since January 2005.

Professional and outside services decreased slightly to $84,000 and $137,000 in the second quarter and six months ended June 30, 2011, respectively, compared to $101,000 and $151,000 in the respective 2010 periods.  The decrease in the 2011 periods as compared to the 2010 periods is principally the result of a lower level of legal and professional fees principally relating to the Supervisory Goodwill litigation.

Property operating and maintenance expenses were $21,000 and $50,000 for the second quarter and six months ended June 30, 2011, respectively, compared to $37,000 and $69,000 in the respective 2010 periods.  The decreased expenses in 2011 compared to the 2010 periods are due to a decrease in the overall level of repairs and maintenance expenses.

Insurance expenses decreased to $11,000 and $19,000 in the second quarter and six months ended June 30, 2011, respectively compared with $17,000 and $24,000 in the respective 2010 periods.  The decrease is generally due to a decline in insurance premium costs due to cost containment efforts.

Other operating expenses decreased slightly to $20,000 and $47,000 in the second quarter and six months ended June 30, 2011, respectively, compared with $22,000 and $52,000 in the respective 2010 periods due to overall cost containment efforts.

Interest income in the second quarter and six months ended June 30, 2011, decreased to $2,000 and $5,000, respectively from $4,000 and $9,000 in the respective 2010 periods.  The decreased interest income is principally due to a decreased investment yield in 2011, compared with 2010, and a lower level of cash equivalents and investment securities.  See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities as of  June 30, 2011.

Other income of $105,000 for the second quarter and six months ended June 30, 2011, is attributable to recovery of funds by the Company in May 2011, from items previously written off.

The Company recognized income tax provisions of $15,000 and $30,000 for the second quarter and six months ended June 30, 2011, respectively, as compared with income tax provisions of $11,000 and $22,000 for the second quarter and six months ended June 30, 2010, respectively.  The income tax provisions for the 2011 and 2010 periods are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

(in thousands)	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years

Operating leases	$15	$3	$12	$-	$-
Total	$15	$3	$12	$-	$-

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company holds short-term investments as a source of liquidity. The Company’s interest rate sensitive investments with maturity dates of less than one year consist of the following:

($ in thousands)	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

U.S. Treasury Bills	$7,700	$7,700	$8,200	$8,199
Weighted average interest rate	0.60%		0.09%

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Date:  August 9, 2011