Form 10-Q
period 2011-09-30
AMBASE CORP
filed 2011-11-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

YES     X        NO  ______

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)._____ Yes_____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer     Accelerated Filer      Non-Accelerated Filer    Smaller Reporting Company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES        NO     X    .

At October 31, 2011, there were 43,075,410 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2011

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except for share and per share amounts)
Assets:	September 30, 2011	December 31, 2010
Cash and cash equivalents	$439	$1,334
Held to maturity investments (market value $7,100 and $8,199, respectively)	7,100	8,200
Trading securities carried at fair value	194	-
Total investment securities	7,294	8,200
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	521	485

Real estate owned, net	1,933	1,969

Other assets	760	259
Total assets	$10,426	$11,762

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$193	$220
Other liabilities	-	2

Total liabilities	193	222

Commitments and contingencies (Note 3)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2011 and 2010)	464	464
Additional paid-in capital	548,044	548,044
Accumulated deficit	(536,166)	(534,859)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders’ equity	10,233	11,540

Total liabilities and stockholders’ equity	$10,426	$11,762

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Third Quarter and Nine Months Ended September 30
(Unaudited)

(in thousands, except per share data)
	Third Quarter		Nine Months
	2011	2010	2011	2010
Operating expenses:
Compensation and benefits	$314	$304	$982	$1,080
Professional and outside services	58	64	195	215
Property operating and maintenance	17	23	67	92
Depreciation	12	12	36	37
Insurance	6	7	25	31
Other operating	29	18	76	70
Total operating expenses	436	428	1,381	1,525

Operating loss	(436)	(428)	(1,381)	(1,525)

Interest income	1	10	6	19
Realized gains on sales of investment securities	3	11	18	30
Unrealized losses on trading securities	(30)	-	(30)	-
Other income	14	-	119	-
Loss before income taxes	(448)	(407)	(1,268)	(1,476)

Income tax expense	9	11	39	33
Net loss	$(457)	$(418)	$(1,307)	$(1,509)

Net loss per share attributable to common stockholders - basic	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Net loss per share attributable to common stockholders - assuming dilution	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding - Basic	43,075	43,075	43,075	43,075
Weighted average common shares outstanding - Assuming dilution	43,075	43,075	43,075	43,075

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)

(in thousands)	2011	2010

Cash flows from operating activities:
Net loss	$(1,307)	$(1,509)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	36	37
Realized gains on sales of investment securities	(18)	(30)
Unrealized losses on trading securities	30	-
Changes in other assets and liabilities:
Accrued interest receivable on investment securities	-	8
Other assets	(522)	35
Accounts payable and accrued liabilities	(27)	(129)
Other liabilities	(2)	(8)
Net cash used by operating activities	(1,810)	(1,596)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	23,795	28,380
Purchases of investment securities - held to maturity	(22,695)	(26,990)
Sales of investment securities	555	976
Purchases of investment securities	(761)	(946)
Proceeds from (investment in) real estate limited partnership	21	(300)
Net cash provided by investing activities	915	1,120

Net change in cash and cash equivalents	(895)	(476)
Cash and cash equivalents at beginning of year	1,334	1,715
Cash and cash equivalents at end of period	$439	$1,239

Supplemental cash flow disclosure:
Income taxes paid	$41	$102

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

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation - On August 31, 2011, Judge Smith of the Court of Claims issued a damages opinion in the Company’s Supervisory Goodwill legal proceedings.  Pursuant to Judge Smith’s opinion, the Company is awarded directly $205,013,000 in lost value expectancy damages, plus tax gross-up if applicable.  The Company is continuing to review the Court’s damages opinion with its advisors.  A copy of the Court’s damages opinion is available on the Court of Claims website at www.uscfc.uscourts.gov.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.  On September 28, 2011, the DOJ filed a Motion for Reconsideration of Opinion and Order Dated August 31, 2011.  The Company filed its opposition to the DOJ’s motion on October 17, 2011.  The DOJ filed their reply brief on October 26, 2011.  On October 31, 2011, Judge Smith issued an order denying the DOJ’s Motion to Reconsider and the Court clarified its opinion with regard to mitigation. Judge Smith’s opinions and rulings in the Supervisory Goodwill case may be subject to further appeal by the government.

The Court of Federal Claims decisions and certain filings in the Company’s case, as well as other decisions in Winstar related cases, are publicly available on the Court of Federal Claims web site at www.uscfc.uscourts.gov.  In addition, decisions in Winstar-related cases that have been issued by the U.S. Court of Appeals for the Federal Circuit, the court that hears appeals from decisions by the Court of Federal Claims, may be found on that court’s website at www.cafc.uscourts.gov. Decisions in other Winstar related cases may be relevant to the Company’s Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company’s actions. The Company can give no assurances regarding the ultimate outcome of the Supervisory Goodwill legal proceedings, the final amount of any award or when it might be received.

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

Investment securities – trading, consist of investments in equity securities held for trading purposes and are carried at fair value with net unrealized gains and losses recorded directly in a statement of operations.

Investment securities consist of the following:

	September 30, 2011			December 31, 2010
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$7,100	$7,100	$7,100	$8,200	$8,200	$8,199
Trading:
Equity Securities	194	224	194	-	-	-
	$7,294	$7,324	$7,294	$8,200	$8,200	$8,199

The gross unrealized gains (losses) on investment securities consist of the following:

(in thousands)
Held to Maturity:	September 30, 2011	December 31, 2010
Gross unrealized gains (losses)	$-	$(1)

Realized gains on the sales of investment securities held is as follows:

($ in thousands)	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sale proceeds	$3	$327	$555	$976
Cost basis	-	(316)	(537)	(946)
Realized gains	$3	$11	$18	$30

Unrealized losses on investment securities held for trading is as follows:

(in thousands)
	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Cost basis	$224	$-	$224	$-
Current value	194	-	194	-
Unrealized losses	$(30)	$-	$(30)	$-

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

The Company performs impairment tests if events or circumstances indicate that the property’s carrying value would not be recoverable.  As noted above, based on the Company’s analysis the Company believes the carrying value of the property as of September 30, 2011, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

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

The Company has calculated a net deferred tax asset of $38 million as of September 30, 2011 and $40 million as of December 31, 2010, arising primarily from net operating loss (“NOL”) carryforwards and alternative minimum tax (“AMT”) credits.  This amount does not include the anticipated tax effects of NOL’s which could be generated from the Company’s investment in Carteret Savings Bank, F.A. and subsidiaries (“Carteret”), resulting from the election decision, as more fully described below. A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not.

There were no unrecognized tax benefits at September 30, 2011 or December 31, 2010. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties.  The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities except for tax year 2007.  In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return.  In connection with the IRS audit, in April 2010, the IRS issued the Company a Notice of Proposed Adjustment for tax year 2007, proposing to disallow approximately $16.6 million of deductions previously recognized by the Company on its 2007 Federal income tax return (the “IRS Proposed Adjustment”).  The IRS Proposed Adjustment sought to disallow the Company’s tax deduction for the payment made by the Company in 2007 in satisfaction of its Supplemental Retirement Plan obligation.  In October 2011, the IRS and the Company agreed to a settlement of this matter, pursuant to which the IRS agreed to allow a $9.5 million deduction in 2007 relating to this item.  This matter is therefore concluded.  The Company has not been notified of any other potential tax audits by any state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2008.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based upon the Company’s federal income tax returns as filed through 2010 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed herein, the Company has NOL carryforwards available to reduce future federal taxable income which expire if unused in the tax years as indicated below.  The amounts as of September 30, 2011, are as follows:

Tax Year Expiring	Amount
2012	$1,100,000
2018	5,400,000
2019	4,000,000
2020	2,600,000
2021	4,000,000
2022	3,200,000
2023	1,800,000
2024	700,000
2026	2,800,000
2027	12,700,000
2028	4,600,000
2029	2,400,000
2030	1,900,000
Total	$47,200,000

In addition to the NOL’s noted above, the Company had additional NOL carryforwards which have expired to the extent that they remained unused as follows:

Tax Year Originating	Tax Year Expired	Amount
1994	2009	$2,200,000
1995	2010	5,300,000
		$7,500,000

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Incentive plan activity during the year-to-date period is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding at January 1, 2011	836,000	$0.87
Expired	(20,000)	0.60
Outstanding at September 30, 2011	816,000	$0.87	1.73	$224,000
Exercisable at September 30, 2011	816,000	$0.87	1.73	$224,000

Information relating to the 1993 Plan as of the dates indicated below is as follows:

	September 30, 2011	September 30, 2010
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year-to-date period	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	816,000	836,000

Shares available for future stock option grants	4,184,000

Note 9 - Pension and Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”).  The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually.  Effective July 1, 2010, the employer match was reduced to 33% of the amount the employee elects to defer. Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds.  The Company’s matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to maximum limitations contained in the Code.  The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Company matching contributions	$4,000	$6,000	$16,000	$41,000

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2011	-	-	3,208,109	6,791,891
January 1, 2011 - January 31, 2011	-	-	3,208,109	6,791,891
February 1, 2011 - February 28, 2011	-	-	3,208,109	6,791,891
March 1, 2011 - March 31, 2011	-	-	3,208,109	6,791,891
April 1, 2011 – April 30, 2011	-	-	3,208,109	6,791,891
May 1, 2011 – May 31, 2011	-	-	3,208,109	6,791,891
June 1, 2011 – June 30, 2011	-	-	3,208,109	6,791,891
July 1, 2011 – July 31, 2011	-		3,208,109	6,791,891
August 1, 2011 – August 31, 2011	-		3,208,109	6,791,891
September 1, 2011 – September 30, 2011	-		3,208,109	6,791,891
Total	-

Note 11 – Other Assets

Other assets at September 30, 2011, include a $500,000 deposit by the Company in connection with a potential real estate transaction.

Note 12 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2011, through the report issuance date.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at September 30, 2011, aggregated $10,426,000, consisting principally of cash and cash equivalents of $439,000, investment securities of $7,294,000, and real estate owned of $1,933,000.  At September 30, 2011, the Company’s liabilities aggregated $193,000.  Total stockholders’ equity was $10,233,000.

For the nine months ended September 30, 2011, cash of $1,810,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2011, were satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.  Management believes that the Company’s liquid assets are sufficient to continue operations for the next twelve months.

For the nine months ended September 30, 2010, cash of $1,596,000 was used by operations, primarily due to the payment of legal expenses relating to the Supervisory Goodwill proceedings and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings.  The cash needs of the Company for the nine months ended September 30, 2010 were satisfied by the Company’s financial resources and to a lesser extent receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages.  The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair value exceeds the property’s current carrying value.  Therefore, the Company believes the carrying value of the property as of September 30, 2011, has not been impaired.

Other assets at September 30, 2011, include a $500,000 deposit by the Company in connection with a potential real estate transaction. It is currently anticipated that the Company’s investment in the transaction would be from the Company’s current financial resources.

Accounts payable and accrued liabilities as of September 30, 2011, decreased from December 31, 2010, principally as a result of the payment of prior year accruals.

There are no material commitments for capital expenditures as of September 30, 2011.  Inflation has had no material impact on the business and operations of the Company.

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

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2011 vs. the Third Quarter and Nine Months Ended September 30, 2010

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company’s management believes that operating cash needs for the next twelve months will be met principally by the Company’s financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

Compensation and benefits decreased to $982,000 in nine months ended September 30, 2011, compared to $1,080,000 in the nine months ended September 30, 2010. The decrease in the 2011 nine month period is due to lower compensation expenses due to reduced staffing levels as well as a lower level of benefit costs in the 2011 period versus the same 2010 period.

No stock based compensation expense was recorded in the nine months ended September 30, 2011 or September 30, 2010, as all previously granted outstanding options vested as of January 2, 2007.  No stock option awards have been granted since January 2005.

Professional and outside services decreased to $58,000 and $195,000 in the third quarter and nine months ended September 30, 2011, respectively, compared to $64,000 and $215,000 in the respective 2010 periods.  The decrease in the 2011 periods as compared to the 2010 periods is principally the result of a lower level of legal and professional fees principally relating to the Supervisory Goodwill litigation.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Property operating and maintenance expenses were $17,000 and $67,000 for the third quarter and nine months ended September 30, 2011, respectively, compared to $23,000 and $92,000 in the respective 2010 periods.  The decreased expenses in 2011 compared to the 2010 periods are due to a decrease in the overall level of repairs and maintenance expenses.

Insurance expenses decreased to $6,000 and $25,000 in the third quarter and nine months ended September 30, 2011, respectively compared with $7,000 and $31,000 in the respective 2010 periods.  The decrease is generally due to a decline in insurance premium costs due to cost containment efforts.

Other operating expenses increased slightly to $29,000 and $76,000 in the third quarter and nine months ended September 30, 2011, respectively, compared with $18,000 and $70,000 in the respective 2010 periods due to overall increased costs.

Interest income in the third quarter and nine months ended September 30, 2011, decreased to $1,000 and $6,000, respectively from $10,000 and $19,000 in the respective 2010 periods.  The decreased interest income is principally due to a decreased investment yield in 2011, compared with 2010, and a lower level of cash equivalents and investment securities.  See Item 3 - Quantitative and Qualitative Disclosure about Market Risk for information concerning the Company’s weighted average interest rate yield on investment securities as of September 30, 2011.

Other income of $14,000 and $119,000 for the third quarter and nine months ended September 30, 2011, respectively, is attributable to recovery of funds by the Company from items previously written off.

The Company recognized income tax provisions of $9,000 and $39,000 for the third quarter and nine months ended September 30, 2011, respectively, as compared with income tax provisions of $11,000 and $33,000 for the third quarter and nine months ended September 30, 2010, respectively.  The income tax provisions for the 2011 and 2010 periods are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2011.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Date:  November 9, 2011