Form 10-Q/A
period 2011-09-30
AMBASE CORP
filed 2011-11-10
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans		Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2011	-	-	3,208,109		6,791,891
January 1, 2011 - January 31, 2011	-	-	3,208,109		6,791,891
February 1, 2011 - February 28, 2011	-	-	3,208,109		6,791,891
March 1, 2011 - March 31, 2011	-	-	3,208,109		6,791,891
April 1, 2011 – April 30, 2011	-	-	3,208,109		6,791,891
May 1, 2011 – May 31, 2011	-	-	3,208,109	6	6,791,891
June 1, 2011 – June 30, 2011	-	-	3,208,109		6,791,891
July 1, 2011 – July 31, 2011	-		3,208,109		6,791,891
August 1, 2011 – August 31, 2011	-		3,208,109		6,791,891
September 1, 2011 – September 30, 2011	-		3,208,109		6,791,891
Total	-

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