Form 10-K
period 2011-12-31
AMBASE CORP
filed 2012-03-28
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Yes        No __X     .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes                No       X     .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes    X    No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes X   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer     Accelerated Filer      Non-Accelerated Filer    Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                  No       X     .

At February 28, 2012, there were 43,075,410 shares of registrant’s Common Stock outstanding.  At June 30, 2011, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.25 per share was approximately $10.8 million.  The Common Stock constitutes registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 38.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2011

PART I

ITEM 1.                   BUSINESS

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company that, through a wholly owned subsidiary, owns one commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease. The executive office of the Company is located at 100 Putnam Green, Third Floor, Greenwich, Connecticut 06830.

The Company’s assets currently consist primarily of cash and cash equivalents, investment securities, and real estate. The Company earns non-operating revenue principally consisting of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part II - Item 8 - Notes 9 and 10 to the Company’s consolidated financial statements. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 6 employees at December 31, 2011.

Background

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

Terrorist attacks and other acts of violence or war may affect the market, on which the Company’s common stock trades, the markets in which the Company operates the Company’s operations and the Company’s results of operations.

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

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Each executive officer is elected to serve in the executive officer capacity set forth opposite his respective name until the next Annual Meeting of Stockholders. Other than those noted below, the Company is not aware of any family relationships between any of the executive officers or directors of the Company.

Set forth below is a list of executive officers of the Company at December 31, 2011:

Name	Age	Title

Richard A. Bianco	64	Chairman, President and Chief Executive Officer

John P. Ferrara	50	Vice President, Chief Financial Officer and Controller

Joseph R. Bianco	67	Treasurer

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

	2011		2010
	High	Low	High	Low
First Quarter	$0.26	$0.16	$0.19	$0.12
Second Quarter	0.26	0.18	0.17	0.13
Third Quarter	1.85	0.26	0.19	0.14
Fourth Quarter	1.50	1.05	0.20	0.16

As of February 28, 2012, there were approximately 13,700 beneficial owners of the Company’s Common Stock. No dividends were declared or paid on the Company’s Common Stock in 2011 or 2010. The Company does not intend to declare or pay dividends in the foreseeable future.

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

	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan

Beginning balance January 1, 2011	-	-	3,205,109	6,791,891
January 1, 2011 - January 31, 2011	-	-	3,205,109	6,791,891
February 1, 2011 - February 28, 2011	-	-	3,205,109	6,791,891
March 1, 2011 - March 31, 2011	-	-	3,205,109	6,791,891
April 1, 2011 - April 30, 2011	-	-	3,205,109	6,791,891
May 1, 2011 - May 31, 2011	-	-	3,205,109	6,791,891
June 1, 2011 - June 30, 2011	-	-	3,205,109	6,791,891
July 1, 2011 - July 31, 2011	-	-	3,205,109	6,791,891
August 1, 2011 - August 31, 2011	-	-	3,205,109	6,791,891
September 1, 2011 - September 30, 2011	-	-	3,205,109	6,791,891
October 1, 2011 - October 31, 2011	-	-	3,205,109	6,791,891
November 1, 2011 - November 30, 2011	-	-	3,205,109	6,791,891
December 1, 2011 - December 31, 2011	-	-	3,205,109	6,791,891
Total	-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at December 31, 2011, aggregated $9,994,000, consisting principally of cash and cash equivalents of $7,615,000, investment securities of $212,000 and real estate owned of $1,921,000.  In January 2012, the Company reinvested $6,600,000 of its cash and cash equivalents into a short-term U.S. Treasury Bill.  At December 31, 2011, the Company’s liabilities aggregated $227,000.  Total stockholders’ equity was $9,767,000.

For the year ended December 31, 2011, cash of $1,735,000 was used by operations, including the payment of operating expenses and prior year accruals; partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2011 were principally satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings on investment securities and cash equivalents. Management believes that the Company’s liquid assets are sufficient to continue operations for the next twelve months.   The increase in cash flows from investing activities for the year ended December 31, 2011, versus the year ended December 31, 2010, is due to the timing of the reinvestment of the invested securities held to maturity in January 2012.

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

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair value exceeds the property’s current carrying value.  Therefore, the Company believes the carrying value of the property as of December 31, 2011, has not been impaired.  For additional information see Part II – Item 8 – Note 6 to the Company’s consolidated financial statements.

There are no material commitments for capital expenditures as of December 31, 2011. Inflation has had no material impact on the business and operations of the Company.

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

The Company recorded a net loss of $1,893,000 or $0.04 per share for the year ended December 31, 2011, and $1,960,000 or $0.04 per share for the year ended December 31, 2010.

Compensation and benefits increased to $1,410,000 in 2011 from $1,393,000 in 2010.  The increase in 2011 is due to stock based compensation expense of $120,000 recognized in 2011 versus no stock based compensation expense recorded in 2010, offset by lower compensation expenses due to reduced staffing levels as well as a lower level of benefit costs in 2011 versus 2010.  Incentive compensation accruals remained unchanged at $179,000 in 2011 and 2010.

The Company recorded $120,000 stock based compensation for the year ended December 31, 2011.  No stock based compensation expense was recorded for the year ended December 31, 2010, as previously granted stock options were vested as of January 2, 2007.

Professional and outside services increased to $306,000 in 2011 from $272,000 in 2010.  The increase in 2011 as compared to 2010 is principally the result of a slightly higher level of legal and professional fees relating to the Supervisory Goodwill litigation in 2011 versus 2010 and to a lesser extent, other corporate professional fees.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.  See Part II - Item 8 - Note 10 to the Company’s consolidated financial statements for a discussion of the Supervisory Goodwill litigation proceedings.

Property operating and maintenance expenses were $91,000 in 2011 and $111,000 in 2010.  Property operating and maintenance expenses have been maintained at consistent levels over the last several years despite the general increases in utility costs as a result of overall cost containment measures.

Insurance expenses decreased to $33,000 in 2011, compared with $38,000 in 2010.  The decrease is generally due to a decline in insurance premium costs due to cost containment efforts and reductions in coverage levels.

Other operating expenses increased slightly to $97,000 in 2011 compared with $92,000 in the 2010 period due to a general increase in costs.

Interest income was $9,000 in 2011 and $22,000 in 2010.  The decrease in 2011 compared to 2010 is principally due to a decreased yield on investments due to decreasing interest rates and a lower level of cash equivalents and investment securities.

Realized gains on sales of investment securities were $19,000 in 2011 and $31,000 in 2010.  The gains are the result of the realization of gains on sales due to market appreciation.

Other income of $124,000 for the year ended December 31, 2011, is attributable to recovery of funds by the Company from items previously written off.

For the year ended December 31, 2011 and 2010, the Company recorded income tax provisions of $48,000, and $58,000, respectively.  The 2011 and 2010 income tax provisions are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut.

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

Income Tax Audits:  The Company’s federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss (“NOL”) carryforwards currently available. The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service or state authorities except for tax years 2007. In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return.  In connection with the IRS audit, in April 2010, the IRS issued the Company a Notice of Proposed Adjustment for tax year 2007, proposing to disallow approximately $16.6 million of deductions previously recognized by the Company on its 2007 Federal income tax return (the “IRS Proposed Adjustment”).  The IRS Proposed Adjustment sought to disallow the Company’s tax deduction for the payment made by the Company in 2007 in satisfaction of its Supplemental Retirement Plan obligation.  In October 2011, the IRS and the Company agreed to a settlement of this matter, pursuant to which the IRS agreed to allow a $9.5 million deduction in 2007 relating to this item.  This matter is therefore concluded. The accrued amounts for income taxes reflect management’s best judgment as to the amounts payable for all open tax years.

Deferred Tax Assets:  As of December 31, 2011, the Company had deferred tax assets arising primarily from net operating loss carryforwards and alternative minimum tax credits available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset of $38 million, as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MARCUM LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AmBase Corporation

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  Our audit also included the financial statement schedule as of December 31, 2011 and 2010, and for the years then ended listed in the index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmBase Corporation and Subsidiaries, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule for 2011 and 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New Haven, CT
March 28, 2012

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31

(in thousands, except per share data)

	2011	2010
Operating expenses:
Compensation and benefits	$1,410	$1,393
Professional and outside services	306	272
Property operating and maintenance	91	111
Depreciation	48	49
Insurance	33	38
Other operating	97	92
Total operating expenses	1,985	1,955
Operating loss	(1,985)	(1,955)

Interest income	9	22
Realized gains on sales of investment securities	19	31
Unrealized losses on trading securities	(12)	-
Other income	124	-
Loss before income taxes	(1,845)	(1,902)

Income tax expense	48	58
Net loss	$(1,893)	$(1,960)

Net loss per common share - basic	$(0.04)	$(0.04)
Net loss per common share - assuming dilution	$(0.04)	$(0.04)

Weighted average common shares outstanding - basic	43,075	43,075
Weighted average common shares outstanding - assuming dilution	43,075	43,075

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31

(in thousands, except for share and per share mounts)

Assets:	2011	2010
Cash and cash equivalents	$7,615	$1,334
Held to maturity investments (market value $- and $8,199, respectively)	-	8,200
Trading securities carried at fair value	212	-
Total investment securities	212	8,200
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	533	485

Real estate owned, net	1,921	1,969

Other assets	246	259
Total assets	$9,994	$11,762

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$227	$220
Other liabilities	-	2

Total liabilities	227	222

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2011 and 2010)	464	464
Additional paid-in capital	548,164	548,044
Accumulated deficit	(536,752)	(534,859)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders’ equity	9,767	11,540

Total liabilities and stockholders’ equity	$9,994	$11,762

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
December 31, 2009	$464	$548,044	$(532,899)	$(2,109)	$13,500

Net loss	-	-	(1,960)	-	(1,960)
December 31, 2010	464	548,044	(534,859)	(2,109)	11,540

Net loss	-	-	(1,893)	-	(1,893)
Stock-based compensation	-	120	-	-	120
December 31, 2011	$464	$548,164	$(536,752)	$(2,109)	$9,767

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31

(in thousands)	2011	2010

Cash flows from operating activities:
Net loss	$(1,893)	$(1,960)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	48	49
Realized gains on sales of investment securities	(19)	(31)
Unrealized losses on trading securities	12	-
Stock-based compensation expense	120	-
Changes in other assets and liabilities:
Accrued interest receivable in investment securities	-	9
Other assets	(8)	113
Accounts payable and accrued liabilities	7	(69)
Other liabilities	(2)	(10)
Net cash used by operating activities	(1,735)	(1,899)
Cash flows from investing activities:
Maturities of investment securities - held to maturity	44,295	45,376
Purchases of investment securities - held to maturity	(36,095)	(43,589)
Sales of investment securities	556	977
Purchases of investment securities	(761)	(946)
Proceeds from (investment in) real estate limited partnership	21	(300)
Net cash provided by investing activities	8,016	1,518

Net change in cash and cash equivalents	6,281	(381)
Cash and cash equivalents at beginning of year	1,334	1,715
Cash and cash equivalents at end of year	$7,615	$1,334
Supplemental cash flow disclosure:
Income taxes paid	$35	$110

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

Investment securities

Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity investments and are carried at amortized cost.  Investment securities - held to maturity consist of U.S. Treasury Bills with original maturities of three months or more and are carried at amortized cost (which includes accrued interest) based upon the Company’s intent and ability to hold these investments to maturity.  Trading securities consist of investments in equity securities held for trading purposes and are carried at fair value with net unrealized gains and losses recorded directly in a statement of operations.

Interest and dividends on investment securities are recognized when earned. Realized gains and losses on the sale of investment securities – held for trading are calculated using an average cost basis for determining the cost basis of the securities. The fair value of publicly traded investment securities is determined by reference to current market quotations.

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

Stock-based compensation expense for all stock-based compensation awards for which vesting is based solely on employment service, are based on the grant date fair value estimated in accordance with accounting principles generally accepted in the United States of America.  During the year ended December 31, 2011, the Company recorded compensation expenses of $120,000 relating to stock options.  The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.  Compensation expense relating to stock options is recorded in the Consolidated Statement of Operations, with a corresponding increase in additional paid-in capital in the Consolidated Statement of Changes in Stockholders’ Equity.  See Note 8 herein for a further discussion of stock-based compensation.

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

New Accounting Pronouncements

There are no new accounting pronouncements that would likely materially affect the Company’s financial statements.

Note 3 - Investment Securities

Investment securities consist of the following:

	December 31, 2011			December 31, 2010
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$-	$-	$-	$8,200	$8,200	$8,199
Trading:
Equity Securities	212	224	212	-	-	-
	$212	$224	$212	$8,200	$8,200	$8,199

The gross unrealized gain (loss) on investment securities held to maturity consists of the following:

 (in thousands)
Held to Maturity:	December 31, 2011	December 31, 2010
Gross unrealized (loss) gain	$-	$(1)

Realized gain on the sales of investment securities held for trading:

(in thousands)
	Full Year 2011	Full Year 2010
Net sale proceeds	$556	$977
Cost basis	(537)	(946)
Realized gain	$19	$31

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unrealized losses on investment securities held for trading is as follows:

(in thousands)
	December 31, 2011	December 31, 2010
Cost basis	$224	$-
Current value	212	-
Unrealized losses	$(12)	$-

Note 4 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities is as follows:

(in thousands, except per share data)
	Year Ended December 31, 2011	Year Ended December 31, 2010
Net loss	$(1,893)	$(1,960)
Weighted average common shares outstanding	43,075	43,075
Effect of Dilutive Securities:
Assumed stock option exercise	-	-
Weighted average common shares outstanding assuming dilution	43,075	43,075
Net loss per common share - basic	$(0.04)	$(0.04)
Net loss per common share - assuming dilution	(0.04)	(0.04)

Options to purchase shares of common stock which were excluded from the computation of diluted earnings per share due to the effect of being antidilutive in the computation of earnings per share were as follows:

	December 31, 2011	December 31, 2010
Option shares	816,000	836,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 - Stockholders’ Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value.

Changes in the outstanding shares of Common Stock of the Company are as follows:

	2011	2010
Balance at beginning of year	43,075,410	43,075,410

Common shares repurchased	-	-

Balance at end of year	43,075,410	43,075,410

Common stock balances exclude treasury shares as follows:

	December 31, 2011	December 31, 2010
Treasury shares	3,334,597	3,334,597

Aggregate dollar value of treasury shares	$2,109,000	$2,109,000

Average cost per treasury share	$0.63	$0.63

Common stock reserved for issuance under the Company’s stock option and other employee benefit plans is as follows:

December 31, 2011
Common shares reserved for issuance	5,110,000

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Note 6 - Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet. The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease. Depreciation expense for the building is recorded on a straight-line basis over 39 years.  Tenant improvements, if any, would be depreciated over the lesser of the remaining life of the tenants’ lease or the estimated useful lives of the improvements.  The building is carried at cost, net of accumulated depreciation.

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

The Company performs impairment tests if events or circumstances indicate that the property’s carrying value may not be recoverable.  As noted above, based on the Company’s analysis the Company believes the carrying value of the property as of December 31, 2011, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

Note 7 - Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually.  Effective July 1, 2010, the employer match was reduced to 33%, from 75% in 2009, of the amount of the employee’s elected deferral.  Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds. The Company’s matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to maximum limitations contained in the Code.  The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

	December 31, 2011	December 31, 2010
Company matching contributions	$26,000	$43,000
Employer match %	33%	33%

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item. If the Committee determines within the 120-day time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to each Participant shall be as follows:  45% of the Annual Bonus Pool shall be allocated to the Company’s Chief Executive Officer, and 55% of the Annual Bonus Pool shall be allocated pro rata to each of the Company’s Participants as determined by the Committee. The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No Bonuses were paid attributable to the 1994 Plan for 2011 or 2010.

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

Incentive plan activity is summarized as follows:

(shares in thousands)
	Number of Shares Under Option	Weighted Average Exercise Price	Intrinsic Value

Outstanding at December 31, 2009	851	$0.87
Expired	(15)	0.95

Outstanding at December 31, 2010	836	0.87
Expired	(20)	0.95

Outstanding at December 31, 2011	816	0.88	$188,000

Options exercisable at:
December 31, 2011	816	$0.88	$188,000
December 31, 2010	836	0.87
December 31, 2009	851	0.87

On December 30, 2011, the Company extended the option expiration date of outstanding option agreements aggregating 200,000 shares for an additional two (2) years, to an expiration date of January 2, 2014, from the prior expiration date of January 2, 2012.  As a result of the extension of the stock options expiration date, the exercise price of the stock options was changed to $1.11 per share from the prior exercise price of $1.09 per share.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Summarized information about the Company’s stock options outstanding and exercisable under the 1993 Plan at December 31, 2011, is as follows:

(shares in thousands)		Option Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
From	To
$0.64	$0.81	480	2.52	$0.72	480	$0.72	2.52
1.09	1.11	336	1.20	1.10	336	1.10	1.20
Total		816	1.97		816	0.88	1.97

Information relating to the 1993 Plan as of the dates indicated below is as follows:

	December 31, 2011	December 31, 2010
Unamortized compensation cost from non-vested stock options	$-	$-
Stock based compensation expense recorded for the year ended	$120,000	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	816,000	836,000

Shares available for future stock option grants	4,184,000

The fair value of option awards are estimated on the date of grant using the Black-Scholes-Merton option valuation model (“Black-Scholes”) utilizing certain assumptions as noted in the table below. Expected volatilities are based on historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted are estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant.

The per share grant dated weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted during the year ended below were as follows:

2011
Weighted average fair value at grant date	$0.60
Estimated dividend yield	0%
Risk free interest rate	0.25%
Estimated volatility	1.039
Expected life in years	2

Compensation expense relating to stock options is recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital in the Consolidated Statement of Stockholders’ Equity.  The total fair value of shares vested during the full year period ended December 31, 2011 was $120,000.  As of December 31, 2011, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions utilized represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from the amounts recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different. The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of accounting principles generally accepted in the United States of America and reflects all substantive characteristics of the instruments being valued.

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

Note 9 - Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

(in thousands)	2011	2010

Income tax expense (benefit) - current	$48	$58
Total	$48	$58

The components of pretax loss and the difference between income taxes computed at the statutory federal rate of 35% in 2011 and 2010, and the provision for income taxes for the years ended December 31 follows:

(in thousands)	2011	2010

Loss before income taxes	$(1,893)	$(1,902)

Tax expense (benefit) :
Tax at statutory federal rate	$663	$666
Accounting loss benefit not recognized	(663)	(666)
State income taxes	48	58
Adjustment to prior year estimated tax accruals	-	-

Income tax expense (benefit)	$48	$58

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no unrecognized tax benefits at January 1, 2011 or December 31, 2011. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties.  The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities, except for tax year 2007.  In October 2009, the Company received notification from the IRS that they would be reviewing the Company’s 2007 federal income tax return.  In connection with the IRS audit, in April 2010, the IRS issued the Company a Notice of Proposed Adjustment for tax year 2007, proposing to disallow approximately $16.6 million of deductions previously recognized by the Company on its 2007 Federal income tax return (the “IRS Proposed Adjustment”).  The IRS Proposed Adjustment sought to disallow the Company’s tax deduction for the payment made by the Company in 2007 in satisfaction of its Supplemental Retirement Plan obligation.  In October 2011, the IRS and the Company agreed to a settlement of this matter, pursuant to which the IRS agreed to allow a $9.5 million deduction in 2007 relating to this item.  This matter is therefore concluded. The Company has not been notified of any other potential tax audits by any state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2008.

State income tax amounts for 2011 and 2010 are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut.

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

The Company expects that the 1992 Amended Return will generate approximately $56 million of NOL’s for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See “Carryback Claims,” below for further information. As part of the 1992 Amended Return approximately $56 million, (of the $158 million), of Carteret/Carteret FSB tax basis is expected to be converted into NOL’s, (as tax losses are incurred) in tax year 1992, and will have expired in the 2007 tax year, unless they are utilized as part of the “Carryback Claims” as further discussed below, or absorbed in earlier years based on inclusion of certain items in the consolidated group.

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

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the “Carryback Claims”) seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut (the “Court”) for the tax refunds it seeks, plus interest, with respect to the Carryback Claims.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States’ Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court’s ruling that the Company’s refund claims were timely filed.  In May 2011, the Government filed a Cross Motion for Summary Judgment and an opposition to the Company’s Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the Government’s Cross Motion for Summary Judgment and a Reply to the Governments Opposition to the Company’s Summary Judgment Motion, and the Government in June 2011, subsequently filed a response brief.  The Court granted the Company’s motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011. On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the Government filed an Opposition to the Company’s Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the Government’s Opposition to the Company’s Motion for Partial Summary Judgment.  The Company expects the Court to issue a ruling that may or may not be dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received. The accompanying financial statements exclude legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingency fee arrangement with the attorneys upon a final recovery received..  See Note 10 – Legal Proceedings.

The FDIC has previously filed a federal income tax return for Carteret FSB for 1995 (as well as other years),  which indicates that Carteret FSB allegedly could owe a 1995 federal income tax liability of $32 million, which including interest and penalty thereon, is alleged to be in excess of $139 million. The FDIC has stated to the United States Court of Federal Claims (“Court of Claims”) that the tax amounts are only estimates and are highly contingent.  However; it is possible that the IRS may try to collect the alleged Carteret FSB federal income taxes from the Carteret FSB receivership.

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

Based upon the Company’s federal income tax returns as filed through 2010 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed herein, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused in the tax years as indicated below.  The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws.  The amounts as of December 31, 2011 are as follows:

Tax Year Originating	Tax Year Expiring	Amount
1997	2012	$1,100,000
1998	2018	5,400,000
1999	2019	4,000,000
2000	2020	2,600,000
2001	2021	4,000,000
2002	2022	3,200,000
2003	2023	1,800,000
2004	2024	700,000
2006	2026	2,800,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
		$47,200,000

Additionally, approximately $2.0 million of NOL carryforwards could be generated from the 2011 tax year which would expire if unused in the 2031 tax year.  In addition, the Company has approximately $21 million of AMT credit carryforwards (“AMT Credits”), which are not subject to expiration.  Based on the filing of the Carryback Claims, as defined further above, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition to the NOL’s noted above, the Company had additional NOL carryforwards which will have expired unless they are utilized in a prior tax year or absorbed in an earlier year based on the inclusion of certain items in the consolidated group as follows:

Tax Year Originating	Tax Year Expiring	Amount
1994	2009	$2,200,000
1995	2010	$5,300,000
		$7,500,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows.

	December 31, 2011	December 31, 2010
Net deferred tax asset	$38,000,000	$40,000,000
Valuation allowance	(38,000,000)	(40,000,000)
Net deferred tax asset recognized	$-	$-

The net deferred tax asset amounts noted above do not include the anticipated tax effects of the NOL’s which could be generated from the Company’s investment in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

Note 10 - Legal Proceedings

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation. During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the “Court of Federal Claims” or the “Court”), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) on the Company’s investment in Carteret Savings Bank (“Carteret”). Approximately 120 other similar so-called “supervisory goodwill” cases were commenced by other financial institutions and/or their shareholders.  Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the “Consolidated Cases”), which involve many of the same issues raised in the Company’s suit, were appealed to the United States Supreme Court (the “Supreme Court”). On July 1, 1996, the Supreme Court issued a decision in the Consolidated Cases. The Supreme Court’s decision affirmed the lower Court’s grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the Consolidated Cases is beneficial to the Company’s case, it is not necessarily indicative of the ultimate outcome of the Company’s action.

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

On September 17, 2003, the Company filed a motion to dismiss the FDIC and to define the appropriate measure of Carteret’s contract damages. On September 30, 2003, the FDIC, as plaintiff-intervener in the case, and the United States, as defendant in the case, each filed a separate response to the Company’s motion. The Company argued in its motion that because Carteret would not have been seized but for the Government’s breach of contract, no receivership deficit would have been incurred. Accordingly, the Company argued that Carteret should be entitled to recover contract damages that include both:  (i) the full amount of the receivership deficit, as an offset to the deficit and (ii) the full amount of the positive value it would have had but for the breach. Alternatively, the Company argued that, if Carteret is not entitled to recover both these amounts, or if any award must be offset by the amount of the receivership deficit, the Company should be entitled to demonstrate why the receivership deficit has been erroneously overstated. The DOJ responded in part with the argument that, among other things, Carteret would have failed even if Supervisory Goodwill was counted. The FDIC, who is both the receiver for the estate of Carteret (and hence claims to be its legal advocate in court) as well as a creditor of the estate, took the position that the Court of Federal Claims has no jurisdiction to review the accuracy, validity, or amount of the Carteret receivership deficit reported by the FDIC. That receivership deficit consists primarily of the FDIC’s subrogated claim against the thrift, interest, taxes, and administrative expenses charged by the FDIC to the thrift. Because the receivership deficit continues to accrue interest, it grows on a daily basis.

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

AMBASE CORPORATION AND SUBSIDIAIRES
Notes to Consolidated Financial Statements

On August 31, 2011, Judge Smith of the Court of Federal Claims issued a damages opinion in the Company’s Supervisory Goodwill legal proceedings.  Pursuant to Judge Smith’s opinion, the Plaintiffs were awarded directly $205,013,000 in lost value expectancy damages, plus tax gross-up if applicable.  The decision indicates that the damages were awarded net any receivership deficit and outside the statutory receivership distribution scheme.  A copy of the Court’s damages opinion is available on the Court of Claims website at www.uscfc.uscourts.gov.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.  On September 28, 2011, the DOJ filed a Motion for Reconsideration of Opinion and Order Dated August 31, 2011.  The Company filed its opposition to the DOJ’s motion on October 17, 2011.  The DOJ filed its reply brief on October 26, 2011.  On October 31, 2011, Judge Smith issued an order denying the DOJ’s Motion to Reconsider and the Court clarified its opinion with regard to mitigation.

On December 29, 2011, the DOJ, on behalf of the United States, filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the judgment in No. 93-531C, entered on August 31, 2011, including (but not limited to):  (1) the published opinion and order in No. 93-531, entered on August 31, 2011; and (2) the order denying the motion for reconsideration in No. 93-531, entered on October 31, 2011 with regard to the Company’s Supervisory Goodwill case.  In January 2012, both the Company and the FDIC-Receiver filed cross-appeals from the Court of Federal Claims’ judgment.  Briefing before the Court of Appeals for the Federal Circuit on the various appeals has not yet commenced, and there is no timetable for the Court of Appeals to issue a decision in the case.

On March 8, 2012, the DOJ, on behalf of the United States of America, filed a motion to extend the deadline for filing its initial appellate brief, which was due to expire on March 19, 2012, to May 18, 2012.  Preliminary discussions between representatives of the Company and of the DOJ regarding a possible settlement of the Supervisory Goodwill legal proceedings have taken place in recent months.  In light of those discussions, the Company did not contest the DOJ’s motion to extend the briefing deadline.

Settlement discussions may not progress, and may be discontinued or continued, at any time or from time to time.  The outcome of any settlement discussions cannot be predicted.  The Company expressly disclaims any obligation to update, in its public filings with the Commission, or via other forms of public dissemination, the status or progress of any informal or formal settlement discussions with respect to the Supervisory Goodwill legal proceedings, and no inference regarding the status of any such settlement proceedings should be drawn from the absence or frequency of any such updates.  The Company, with its outside advisors, will continue to take appropriate steps on behalf of AmBase’s interest.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States’ Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction. On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court’s ruling that the Company’s refund claims were timely filed.  In May 2011, the Government filed a Cross Motion for Summary Judgment and an opposition to the Company’s Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the Government’s Cross Motion for Summary Judgment and a Reply to the Governments Opposition to the Company’s Summary Judgment Motion, and the Government in June 2011, subsequently filed a response brief.  The Court granted the Company’s motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the Government filed an Opposition to the Company’s Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the Government’s Opposition to the Company’s Motion for Partial Summary Judgment.  The Company expects the Court to issue a ruling that may or may not be dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received. The accompanying financial statements exclude legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingency fee arrangement with the attorneys upon a final recovery received. See Note 9 – Income Taxes for further information.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents are based on Level 1 criteria approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity and investment securities held for trading are based on current market quotations and therefore are based on Level 2 criteria.

ITEM 9.                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of December 31, 2011, the Company completed an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.                                                OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers required by this item is set forth following Item 3 of Part I of this report under the caption “Executive Officers of the Registrant”, pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2012, under the captions “Proposal No. 1 - Election of Director” and  “Information Concerning the Board and its Committees”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2011 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.                   EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2012, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2011 fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2011 as follows:

	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance

Equity Compensation
Plans approved by stockholders	816,000	$0.87	4,184,000

Equity Compensation
Plan not approved by stockholders	-	-	110,000

Total	816,000	$0.87	4,294,000

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

For other information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2012, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2011 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2012, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2011 fiscal year.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2012, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2011 fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as a part of this report:

2. Index to Financial Statements Schedules:
Schedule III - Real Estate and Accumulated Depreciation

(b) Exhibits:
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
10D.
Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, for employment from June 1, 2007 through May 31, 2012, (incorporated by reference to Exhibit 10H to the Company’s Annual Report on Form 10-K for the year ending December 31, 2005), and as amended January 1, 2008, (incorporated by reference to Exhibit 10E to the Company’s Annual Report on Form 10-K for the year ending December 31, 2007) and as amended as of January 1, 2012, incorporated by reference to Exhibit 10D to the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.

14.	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ending December 31, 2003).
21.	Subsidiaries of the Registrant.
23.	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.
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
Date:  March 28, 2012

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

/s/ RICHARD A. BIANCO                                                             /s/ JOHN P. FERRARA
Chairman, President,                                                                        Vice President, Chief Financial Officer
Chief Executive Officer and Director                                             and Controller
Date:  March 28, 2012                                                                       (Principal Financial and Accounting Officer)
 Date:  March 28, 2012

/s/ JERRY Y. CARNEGIE                                                                /s/ SALVATORE TRANI
Director                                                                                               Director
Date:  March 28, 2012                                                                        Date:  March 28, 2012

AMBASE CORPORATION AND SUBSIDIARIES
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Office Building:
Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454

Total	$-	$554	$1,880	$20	$554	$1,900	$2,454

[Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated Latest Income Statement
Office Building:
Greenwich, CT	$533	1970	Apr.-01	39 years

Total	$533

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Balance at beginning of year	$2,454	$2,454
Improvements	-	-
Acquisitions	-	-
Disposition	-	-
Balance at end of year	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$485	$436
Depreciation expense	48	49
Dispositions	-	-
Balance at end of year	$533	$485

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
AmBase Corporation                                                                                                                                    BGC Partners, L.P.

AmBase Officers
Richard A. Bianco                                        John P. Ferrara                                                                   Joseph R. Bianco
Chairman, President and                               Vice President, Chief Financial Officer                             Treasurer
Chief Executive Officer                                  and Controller

INVESTORINFORMATION

Annual Meeting of Stockholders

The 2012 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 7, 2012, at:

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2012, there were approximately 12,500 stockholders.