Form 10-Q
period 2012-03-31
AMBASE CORP
filed 2012-05-10
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)._____ Yes_____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

At April 30, 2012, there were 43,075,410 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2012

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2012	2011
Operating expenses:
Compensation and benefits	$338	$332
Professional and outside services	109	53
Property operating and maintenance	24	29
Depreciation	12	12
Insurance	7	8
Other operating	27	27
Total operating expenses	517	461
Operating loss	(517)	(461)

Interest income	3	3
Realized gains on sales of investment securities	16	6
Unrealized losses on trading securities	-	-
Other income	13	-
Loss before income taxes	(485)	(452)

Income tax expense	11	15
Net loss	$(496)	$(467)

Net loss per common share - basic	$(0.01)	$(0.01)
Net loss per common share - assuming dilution	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic	43,075	43,075
Weighted average common shares outstanding - assuming dilution	43,075	43,075

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except for share and per share amounts)
Assets:	March 31, 2012	December 31, 2011
Cash and cash equivalents	$1,538	$7,615
Investment securities - held to maturity (market value $5,700 and $-, respectively)	5,700	-
Investment securities - trading carried at fair value	-	212
Total investment securities	5,700	212
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	545	533

Real estate owned, net	1,909	1,921

Other assets	246	246
Total assets	$9,393	$9,994

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$120	$227
Other liabilities	2	-

Total liabilities	122	227

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2012 and 2011)	464	464
Additional paid-in capital	548,164	548,164
Accumulated deficit	(537,248)	(536,752)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders’ equity	9,271	9,767

Total liabilities and stockholders’ equity	$9,393	$9,994

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net loss	$(496)	$(467)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	12	12
Realized gains on sales of investment securities	(16)	(6)
Unrealized losses on trading securities	-	-
Stock-based compensation expense	-	-
Changes in other assets and liabilities:
Accrued interest receivable - investment securities	(1)	(2)
Other assets	-	(1)
Accounts payable and accrued liabilities	(107)	(95)
Other liabilities	2	-
Net cash used by operating activities	(606)	(559)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	6,000	8,200
Purchases of investment securities - held to maturity	(11,699)	(7,897)
Sales of investment securities	233	117
Purchases of investment securities	(5)	(111)
Proceeds from (investment in) real estate limited partnership	-	-
Net cash provided (used) by investing activities	(5,471)	309

Net change in cash and cash equivalents	(6,077)	(250)
Cash and cash equivalents at beginning of year	7,615	1,334
Cash and cash equivalents at end of period	$1,538	$1,084

Supplemental cash flow disclosure:
Income taxes paid	$1	$7

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Investment securities – trading, consist of investments in equity securities held for trading purposes and are carried at fair value with net unrealized gains and losses recorded directly in the statement of operations.

Investment securities consist of the following:

	March 31, 2012			December 31, 2011
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$5,700	$5,700	$5,700	$-	$-	$-
Trading:
Equity Securities	-	-	-	212	224	212
	$5,700	$5,700	$5,700	$212	$224	$212

The gross unrealized gains (losses) on investment securities held to maturity consist of the following:

(in thousands)
Held to Maturity:	March 31, 2012	December 31, 2011
Gross unrealized gains (losses)	$-	$-

Unrealized losses on investment securities is as follows:

(in thousands)	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Cost basis	$-	$-
Current value	-	-
Unrealized losses	$-	$-

Realized gains on the sales of investment securities is as follows:

(in thousands)	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Net sale proceeds	$233	$117
Cost basis	(217)	(111)
Realized gains	$16	$6

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 - Cash and Cash Equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts with original maturities of less than three months, are classified as cash equivalents.

Note 5 – Common Stock Repurchase Plan

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

From	To	Total Number of Shares Purchased	Average Price Paid Per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased Under the Plan
-	January 1, 2012	-	-	3,208,109	6,791,891
January 1, 2012	January 31, 2012	-	-	3,208,109	6,791,891
February 1, 2012	February 29, 2012	-	-	3,208,109	6,791,891
March 1, 2012	March 31, 2012	-	-	3,208,109	6,791,891
Total		-

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

The Company performs impairment tests if events or circumstances indicate that the property’s carrying value may not be recoverable.  As noted above, based on the Company’s analysis the Company believes the carrying value of the property as of March 31, 2012, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 - Savings Plan

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”).  The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage of the employees’ elected deferral.  Employee contributions to the Savings Plan are invested at the employee’s discretion, in various investment funds.  The Company’s matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to maximum limitations contained in the Code.  The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
Company matching contributions	$15,000	$12,000
Employer match %	33%	33%

Note 8 – Incentive Plans

Under the Company’s 1993 Stock Incentive Plan (the “1993 Plan”), the Company may grant to officers and employees of the Company and its subsidiaries, stock options (“Options”), stock appreciation rights (“SARs”), restricted stock awards (“Restricted Stock”), merit awards (“Merit Awards”) and performance share awards (“Performance Shares”), through May 28, 2018.  An aggregate of 5,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards.  Such shares shall be authorized but unissued shares of Common Stock.  Options may be granted as incentive stock options (“ISOs”) intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options (“NQSOs”). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair value of the Company’s Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a “Change of Control” of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee’s Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

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

Incentive plan activity is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding at January 1, 2012	816,000	$0.88
Expired	(136,000)	1.09
Outstanding at March 31, 2012	680,000	$0.84	2.12	$572,000
Exercisable at March 31, 2012	680,000	$0.84	2.12	$572,000

Information relating to the 1993 Plan as of the dates indicated below is as follows:

	March 31, 2012	March 31, 2011
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year-to-date period	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	680,000	816,000
Common shares reserved for issuance	5,000,000
Shares available for future stock option grants	4,320,000

Note 9 - Income Taxes

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

There were no unrecognized tax benefits at January 1, 2012 or March 31, 2012.  Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties.  The Company’s federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service (“IRS”) or state authorities except for tax year 2007, which was reviewed by the IRS and has been concluded.  The Company has not been notified of any other potential tax audits by any state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2008.  State income tax amounts for 2012 and 2011 are primarily attributable to a provision for a minimum tax on capital imposed by the State of Connecticut.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based upon the Company’s federal income tax returns as filed through 2010 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed herein, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused in the tax years as indicated below.  The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws.  In addition to the NOLs noted below, approximately $2.0 million of NOL carryforwards could be generated from the 2011 tax year which would expire if unused in the 2031 tax year.  The amounts are as follows:

Tax Year Originating	Tax Year Expiring	March 31. 2012
1997	2012	$1,100,000
1998	2018	5,400,000
1999	2019	4,000,000
2000	2020	2,600,000
2001	2021	4,000,000
2002	2022	3,200,000
2003	2023	1,800,000
2004	2024	700,000
2006	2026	2,800,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
		$47,200,000

In addition to the NOL’s noted above, the Company had additional NOL carryforwards which will have expired unless they are utilized in a prior tax year or absorbed in an earlier year based on the inclusion of certain items in the consolidated group as follows:

Tax Year Originating	Tax Year Expired	March 31, 2012
1994	2009	$2,200,000
1995	2010	5,300,000
		$7,500,000

The Company has AMT credit carryforwards (“AMT Credits”) which are not subject to expiration.  The amounts are as follows:

March 31, 2012
AMT Credits	$21,000,000

Based on the filing of the Carryback Claims, as defined further above, the Company would seek to utilize approximately $8 million of the $21 million of AMT Credits.

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows.

	March 31, 2012	December 31, 2011
Net deferred tax asset	$38,000,000	$38,000,000
Valuation allowance	(38,000,000)	(38,000,000)
Net deferred tax asset recognized	$-	$-

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The net deferred tax asset amounts noted above do not include the anticipated tax effects of the NOL’s which could be generated from the Company’s investment in Carteret, resulting from the Election Decision, as more fully described above. A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the “Carryback Claims”) seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut (the “Court”) for the tax refunds it seeks, plus interest, with respect to the Carryback Claims.  On September 29, 2009, the U.S. Department of Justice (the “DOJ”), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the DOJ’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the DOJ’s Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court’s ruling that the Company’s refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company’s Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the DOJ’s Cross Motion for Summary Judgment and a Reply to the DOJ’s Opposition to the Company’s Summary Judgment Motion, and the DOJ in June 2011, subsequently filed a response brief.  The Court granted the Company’s motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the DOJ filed an Opposition to the Company’s Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the DOJ’s Opposition to the Company’s Motion for Partial Summary Judgment.  The Company expects the Court to issue a ruling that may or may not be dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  See Note 10 – Legal Proceedings.

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

The Company believes the Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid.  The FDIC, as indicated above, continues to report the 1995 federal income tax liability, including interest and penalty, as a component of the alleged Carteret FSB receivership deficit. As part of the Supervisory Goodwill legal proceedings, the Company presented to the Court of Claims various arguments to support the position that no federal income tax would be owed as a result of the Carteret FSB receivership operations for tax year 1995; however, the Department of Justice and the FDIC have stated to the Court of Claims that they do not believe the Court of Claims has jurisdiction over that issue. The Supervisory Goodwill proceedings remain pending.  Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company’s originally filed federal income tax returns, the Company based upon consultation with its legal and tax advisors believes that no additional material federal income tax would be owed by the Company, although this cannot be assured because a contrary result is possible, given the uncertainty with various legal and factual assumptions underlying the Company’s beliefs. This assessment included among other items, a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to statute of limitation provisions contained in the Internal Revenue Code, as amended.

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

Note 10 - Legal Proceedings

The information contained in Item 8 - Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report.  There have been no material developments in such legal proceedings, except as set forth below.

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation - On August 31, 2011, Judge Smith of the Court of Federal Claims issued a damages opinion in the Company’s Supervisory Goodwill legal proceedings.  Pursuant to Judge Smith’s opinion, the Plaintiffs were awarded directly $205,013,000 in lost value expectancy damages, plus tax gross-up if applicable.  The decision indicates that the damages were awarded net of any receivership deficit and outside the statutory receivership distribution scheme.  A copy of the Court’s damages opinion is available on the Court of Claims website at www.uscfc.uscourts.gov.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.  On September 28, 2011, the DOJ filed a Motion for Reconsideration of Opinion and Order Dated August 31, 2011.  The Company filed its opposition to the DOJ’s motion on October 17, 2011.  The DOJ filed its reply brief on October 26, 2011.  On October 31, 2011, Judge Smith issued an order denying the DOJ’s Motion to Reconsider and the Court clarified its opinion with regard to mitigation.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Federal income tax refund suit on Carryback Claims. In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the “Carryback Claims”) seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut (the “Court”) for the tax refunds it seeks, plus interest, with respect to the Carryback Claims.  On September 29, 2009, the U.S. Department of Justice (the “DOJ”), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the DOJ’s Motion to Dismiss, as well as the Company’s own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the DOJ’s Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court’s Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company’s motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court’s ruling that the Company’s refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company’s Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the DOJ’s Cross Motion for Summary Judgment and a Reply to the DOJ’s Opposition to the Company’s Summary Judgment Motion, and the DOJ in June 2011, subsequently filed a response brief.  The Court granted the Company’s motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the DOJ filed an Opposition to the Company’s Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the DOJ’s Opposition to the Company’s Motion for Partial Summary Judgment.  The Company expects the Court to issue a ruling that may or may not be dispositive of the case.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received. See Note 9 – Income Taxes for further information.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2012, through the report issuance date.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at March 31, 2012, aggregated $9,393,000, consisting principally of cash and cash equivalents of $1,538,000, investment securities of $5,700,000, and real estate owned, net of $1,909,000.  At March 31, 2012, the Company’s liabilities aggregated $122,000.  Total stockholders’ equity was $9,271,000.

For the three months ended March 31, 2012, cash of $606,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2012, were satisfied by the Company’s financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.  Management believes that the Company’s liquid assets are sufficient to continue operations for the next twelve months.

For the three months ended March 31, 2011, cash of $559,000 was used by operations, primarily due to the payment of legal expenses relating to the Supervisory Goodwill proceedings and to a lesser extent the payment of prior year accruals and operating expenses, partially offset by the receipt of interest income and investment earnings.  The cash needs of the Company for the three months ended March 31, 2011 were satisfied by the Company’s financial resources and to a lesser extent receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages.  The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company’s analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property’s fair value exceeds the property’s current carrying value.  Therefore, the Company believes the carrying value of the property as of March 31, 2012, has not been impaired.

Accounts payable and accrued liabilities as of March 31, 2012, decreased from December 31, 2011, principally as a result of the payment of prior year accruals.

There are no material commitments for capital expenditures as of March 31, 2012.  Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims. Discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including the Supervisory Goodwill litigation see Part I - Item 1 - Note 10.

Results of Operations for the Three Months Ended March 31, 2012 vs. the Three Months Ended March 31, 2011

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company’s management believes that operating cash needs for the next twelve months will be met principally by the Company’s financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

Compensation and benefits increased slightly to $338,000 in three months ended March 31, 2012, compared to $332,000 in the three months ended March 31, 2011. The increase in the 2012 three month period is due to a slight increase in benefit costs in the 2012 period versus the same 2011 period.  No stock based compensation expense was recorded in the three months ended March 31, 2012 or March 31, 2011.

Professional and outside services increased to $109,000 in the three months ended March 31, 2012, compared to $53,000 in the respective 2011 period.  The increase in the 2012 period as compared to the 2011 period is principally the result of a higher level of legal and professional fees principally relating to the Supervisory Goodwill litigation appeals.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Property operating and maintenance expenses were $24,000 for the three months ended March 31, 2012, compared to $29,000 in the respective 2011 period.  The decreased expense in 2012 compared to the 2011 period is due to a decrease in the overall level of repairs and maintenance expenses.

Insurance expenses decreased to $7,000 in the three months ended March 31, 2012, compared with $8,000 in the respective 2011 period.  The decrease is generally due to a decline in insurance premium costs due to cost containment efforts.

Other operating expenses were unchanged at $27,000 in the three months ended March 31, 2012 and 2011.

Interest income in the three months ended March 31, 2012, was $3,000 at the same level in the respective 2011 period.

Realized gains on sales of investment securities were $16,000 for the three months ended March 31, 2012 and $6,000 for the three months ended March 31, 2011.  The gains are the result of the realization of gains on sales of securities due to market appreciation.

Other income of $13,000 for the three months ended March 31, 2012, is attributable to recovery of funds by the Company from items previously written off.

The Company recognized an income tax provision of $11,000 for the three months ended March 31, 2012, as compared with an income tax provision of $15,000 for the three months ended March 31, 2011.  The income tax provision for the 2012 and 2011 periods are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2012.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

For a discussion of the Company’s legal proceedings, including a discussion of the Company’s Supervisory Goodwill litigation, see Part I - Item 1 - Note 10 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in response to Item 1A to Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

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

AMBASE CORPORATION

/s/ John P. Ferrara
By	JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 10, 2012