Form 10-Q
period 2012-06-30
AMBASE CORP
filed 2012-08-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)._____ Yes_____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

At July 31, 2012, there were 43,075,410 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Second Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating expenses:
Compensation and benefits	$317	$336	$655	$668
Professional and outside services	96	84	205	137
Property operating and maintenance	20	21	44	50
Depreciation	12	12	24	24
Insurance	11	11	18	19
Other operating	23	20	50	47
Total operating expenses	479	484	996	945
Operating loss	(479)	(484)	(996)	(945)

Interest income	1	2	4	5
Realized gains (losses) on sales of investment securities	9	9	25	15
Unrealized gains (losses) on trading securities	(6)	-	(6)	-
Other income	4	105	17	105
Loss before income taxes	(471)	(368)	(956)	(820)

Income tax expense	11	15	22	30
Net loss	$(482)	$(383)	$(978)	$(850)

Net loss per common share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Net loss per common share - assuming dilution	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding - basic	43,075	43,075	43,075	43,075
Weighted average common shares outstanding - assuming dilution	43,075	43,075	43,075	43,075

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except for share and per share amounts)
Assets:	June 30, 2012	December 31, 2011
Cash and cash equivalents	$1,281	$7,615
Investments securities - held to maturity	5,399	-
Investments securities - trading carried at fair value	77	212
Total investment securities	5,476	212
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	557	533

Real estate owned, net	1,897	1,921

Other assets	281	246
Total assets	$8,935	$9,994

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$144	$227
Other liabilities	2	-

Total liabilities	146	227

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2012 and 2011)	464	464
Additional paid-in capital	548,164	548,164
Accumulated deficit	(537,730)	(536,752)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders' equity	8,789	9,767

Total liabilities and stockholders' equity	$8,935	$9,994

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(978)	$(850)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	24	24
Realized (gains) losses on sales of investment securities	(25)	(15)
Unrealized (gains) losses on trading securities	6	-
Stock-based compensation expense	-	-
Changes in other assets and liabilities:
Accrued interest receivable - investment securities	-	-
Other assets	(35)	(37)
Accounts payable and accrued liabilities	(83)	(82)
Other liabilities	2	4
Net cash provided (used) by operating activities	(1,089)	(956)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	11,699	16,096
Purchases of investment securities - held to maturity	(17,098)	(15,596)
Sales of investment securities	505	552
Purchases of investment securities	(351)	(537)
Proceeds from (investment in) real estate limited partnership	-	-
Net cash provided (used) by investing activities	(5,245)	515

Net change in cash and cash equivalents	(6,334)	(441)
Cash and cash equivalents at beginning of year	7,615	1,334
Cash and cash equivalents at end of period	$1,281	$893

Supplemental cash flow disclosure:
Income taxes paid	$16	$41

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim consolidated financial statements presented herein should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2011.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, and real estate.  The Company currently earns non-operating revenue principally consisting of earnings on investment securities and cash equivalents.  The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets, as described in Notes 8 and 9.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's current financial resources and to a lesser extent the receipt of earnings on investment securities and cash equivalents.

Note 2 - Recent Accounting Pronouncements

There are no new accounting pronouncements that would materially affect the Company's consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 - Investment Securities

Investment securities - held to maturity, consist of U.S. Treasury Bills with original maturities generally of three months or more and are carried at amortized cost (which includes accrued interest), based upon the Company's intent and ability to hold these investments to maturity.

Investment securities - trading, consist of investments in equity securities held for trading purposes and are carried at fair value with net unrealized gains and losses recorded directly in the consolidated statement of operations.

Investment securities held to maturity consist of the following:

	June 30, 2012			December 31, 2011
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$5,399	$5,399	$5,400	$-	$-	$-
	$5,399	$5,399	$5,400	$-	$-	$-

Investment securities held for trading consist of the following:

	June 30, 2012			December 31, 2011
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$77	$83	$77	$212	$224	$212
	$77	$83	$77	$212	$224	$212

The gross unrealized gains (losses) on investment securities held to maturity consist of the following:

(in thousands)
Held to Maturity:	June 30, 2012	December 31, 2011
Gross unrealized gains (losses)	$1	$-

Unrealized gains (losses) on investment securities held for trading are as follows:
	Second Quarter Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost basis	$83	$-	$83	$-
Current value	77	-	77	-
Unrealized gains (losses)	$(6)	$-	$(6)	$-

Realized gains (losses) on the sales of investment securities are as follows:

	Second Quarter Ended		Six Months Ended
(in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sale proceeds	$272	$435	$505	$552
Cost basis	(263)	(426)	(480)	(537)
Realized gains (losses)	$9	$9	$25	$15

Note 4 - Property Owned

The Company owns one commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet.  The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease.  Depreciation expense for the building is calculated on a straight-line basis over 39 years. Tenant improvements, if any, would be depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.  The building is carried at cost, net of accumulated depreciation.

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, the Company believes the property's fair value exceeds the property's current carrying value.  The Company's impairment analysis includes a comprehensive range of factors including but not limited to:  the location of the property; property condition; current market conditions; comparable sales; current market rents in the area; new building zoning restrictions; raw land values; new building construction costs; building operating costs; leasing values; and cap rates for comparable buildings in the area.  Varying degrees of weight are given each factor.  Based on the Company's analysis these factors taken together and/or considered individually form the basis for the Company's analysis that no impairment condition exists.

The Company performs impairment tests if events or circumstances indicate that the property's carrying value may not be recoverable.  As noted above, based on the Company's analysis the Company believes the carrying value of the property as of June 30, 2012, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

Note 5 - Savings Plan

The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code").  The Savings Plan permits eligible employees to make contributions of up to a percentage of their compensation, which are matched by the Company at a percentage of the employees' elected deferral.  Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds.  The Company's matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to maximum limitations contained in the Code.  The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

	Second Quarter Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Company matching contributions	$5,000	$4,000	$20,000	$16,000
Employer match %	33%	33%	33%	33%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 - Common Stock Repurchase Plan

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

No shares have been purchased pursuant to the Repurchase Plan in the year-to-date period ended June 30, 2012.  As of June 30, 2012, the Company has purchased 3,208,109 common shares through the Repurchase Plan leaving 6,791,891 common shares that may still be purchased pursuant to the Repurchase Plan.

Note 7 - Incentive Plans

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2018.  A predetermined number of shares the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, only a portion of such shares shall be available for issuance for Restricted Stock Awards and Merit Awards.  Shares issued pursuant to the 1993 Plan shall be authorized but unissued shares of Common Stock.  Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

The fair values of option awards are estimated on the date of grant using the Black-Scholes-Merton option valuation model ("Black-Scholes") that uses certain assumptions at the time of valuation. Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock price volatility. The assumptions utilized represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our recorded stock-based compensation expense could have been materially different from the amounts previously recorded. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.  The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of accounting principles generally accepted in the United States of America and reflects all substantive characteristics of the instruments being valued.

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

Incentive plan activity is summarized as follows:

	Number of Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Intrinsic Value
Outstanding at January 1, 2012	816,000	$0.88
Expired	(136,000)	1.09
Outstanding at June 30, 2012	680,000	$0.84	1.88	$708,000
Exercisable at June 30, 2012	680,000	$0.84	1.88	$708,000

Information relating to the 1993 Plan as of the dates indicated below is as follows:

	June 30, 2012	June 30, 2011
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year-to-date period	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	680,000	816,000
Common shares reserved for issuance	5,000,000
Shares available for future stock option grants	4,320,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 8 - Income Taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return.  The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years.  Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, greater than 50% probability exists that the tax benefits will actually be realized sometime in the future.

There were no unrecognized tax benefits at January 1, 2012 or June 30, 2012.  Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying consolidated financial statements do not include any amounts for any such interest and/or penalties.  The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service ("IRS") or state authorities except for tax year 2007, which was reviewed by the IRS and has been concluded.  The Company has not been notified of any other potential tax audits by any state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2008.  State income tax amounts for 2012 and 2011 are primarily attributable to a provision for a minimum tax on capital imposed by the State of Connecticut.

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws.  Based upon the Company's federal income tax returns through 2011 (filed or to be filed and/or subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed herein, the Company has federal NOL carryforwards available to reduce future federal taxable income, which expire if unused in the tax years as indicated below.  The amounts are as follows:

Tax Year Originating	Tax Year Expiring	June 30, 2012
1997	2012	$1,100,000
1998	2018	5,400,000
1999	2019	4,000,000
2000	2020	2,600,000
2001	2021	4,000,000
2002	2022	3,200,000
2003	2023	1,800,000
2004	2024	700,000
2006	2026	2,800,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
		$49,100,000

In addition to the NOL's noted above, the Company had additional NOL carryforwards which will have expired unless they are utilized in a prior tax year or absorbed in an earlier year based on the inclusion of certain items in the consolidated group as follows:

Tax Year Originating	Tax Year Expired	June 30, 2012
1994	2009	$2,200,000
1995	2010	5,300,000
		$7,500,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has AMT credit carryforwards ("AMT Credits") which are not subject to expiration.  The amounts are as follows:

June 30, 2012
AMT Credits	$21,000,000

Based on the filing of the Carryback Claims, as defined further herein, the Company would seek to utilize a portion of the AMT Credits.

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	June 30, 2012	December 31, 2011
Net deferred tax asset	$39,000,000	$38,000,000
Valuation allowance	(39,000,000)	(38,000,000)
Net deferred tax asset recognized	$-	$-

The net deferred tax asset amounts noted above do not include the anticipated tax effects of the NOL's which could be generated from the Company's investment in Carteret, resulting from the Election Decision, as more fully described above). A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the Office of Thrift Supervision's December 4, 1992 placement of Carteret in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and then proposed Treasury Reg. §1.597-4(g), the Company had previously filed its 1992 and subsequent federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return. Based upon the impact of Treasury Reg. §1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company decided not to make an election pursuant to final Treasury Reg. §1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "Election Decision").

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however all of the information still has not been received. The Company believes, as a result of remaining consolidated with Carteret FSB for federal income tax return purposes, that the Company's tax basis in its investment in Carteret/Carteret FSB can be converted into NOL's, as tax losses are incurred, which could be available to carryforward/carryback into various federal income tax return years. However; since all of the Carteret FSB tax information has not been received, the Company is unable to determine with certainty, the amount of or the years in which any NOL's may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company expects that the 1992 Amended Return will generate approximately $56 million of NOL's for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See "Carryback Claims," herein for further information. As part of the 1992 Amended Return, approximately $56 million, (of the $158 million), of Carteret/Carteret FSB tax basis is expected to be converted into NOL's, (as tax losses are incurred) in tax year 1992, and will have expired in the 2007 tax year, unless they are utilized as part of the "Carryback Claims," or absorbed in earlier years based on inclusion of certain items in the consolidated group.

The Carteret/Carteret FSB tax basis, of approximately $102 million, remaining after recognition of the 1992 Amended Return, may be converted into NOL carryforwards/carrybacks as additional tax losses are incurred by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; may be utilized in other tax years; or could begin to expire no earlier than the 2008 tax year based upon the year any NOL's are ultimately generated. The Company can give no assurances with regard to the 1992 Amended Return, subsequent year returns, or the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company's tax basis in Carteret/Carteret FSB. Any NOL's ultimately generated from the Company's tax basis in Carteret/Carteret FSB, would be in addition to the NOL carryforwards/carrybacks generated based on the Company's federal income tax returns as previously filed, as further detailed above.

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  For additional information, see Note 9  - Legal Proceedings.
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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company believes the Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid.  The FDIC, as indicated above, continues to report the 1995 federal income tax liability, including interest and penalty, as a component of the alleged Carteret FSB receivership deficit. As part of the Supervisory Goodwill legal proceedings, the Company presented to the Court of Claims various arguments to support the position that no federal income tax would be owed as a result of the Carteret FSB receivership operations for tax year 1995; however, the Department of Justice and the FDIC have stated to the Court of Claims that they do not believe the Court of Claims has jurisdiction over that issue. The Supervisory Goodwill proceedings remain pending.  Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company's originally filed federal income tax returns, the Company based upon consultation with its legal and tax advisors believes that no additional material federal income tax would be owed by the Company, although this cannot be assured because a contrary result is possible, given the uncertainty with various legal and factual assumptions underlying the Company's beliefs. This assessment included among other items, a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to statute of limitation provisions contained in the Internal Revenue Code, as amended.

As explained above, although the Company does not believe that Carteret FSB or the Company will have a material federal income tax liability related to Carteret FSB for tax year 1995 (or any other tax year), the Company can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations. The Company is continuing to try to resolve these matters as part of the Supervisory Goodwill legal process and is also continuing to review the Carteret FSB federal income tax returns and the results of their inclusion with the Company's federal income tax returns as previously filed. The Company is pursuing the Carryback Claims, as further described above, which could have an impact on the analysis of the prior year tax information. For further information on the Supervisory Goodwill legal proceedings, see Note 9 herein. The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential inter-relationship of the Carteret FSB federal income tax returns with the Company's federal income tax positions. It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

Note 9 - Legal Proceedings

The information contained in Item 8 - Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report.  There have been no material developments in such legal proceedings, except as set forth below.

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation - On August 31, 2011, Judge Smith of the Court of Federal Claims issued a damages opinion in the Company's Supervisory Goodwill legal proceedings.  Pursuant to Judge Smith's opinion, the Plaintiffs were awarded directly $205,013,000 in lost value expectancy damages, plus tax gross-up if applicable.  The decision indicates that the damages were awarded net of any receivership deficit and outside the statutory receivership distribution scheme.  A copy of the Court's damages opinion is available on the Court of Claims website at www.uscfc.uscourts.gov.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.  On September 28, 2011, the DOJ filed a Motion for Reconsideration of Opinion and Order Dated August 31, 2011.  The Company filed its opposition to the DOJ's motion on October 17, 2011.  The DOJ filed its reply brief on October 26, 2011.  On October 31, 2011, Judge Smith issued an order denying the DOJ's Motion to Reconsider and the Court clarified its opinion with regard to mitigation.

On December 29, 2011, the DOJ, on behalf of the United States, filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit from the judgment in No. 93-531C, entered on August 31, 2011, including (but not limited to):  (1) the published opinion and order in No. 93-531, entered on August 31, 2011; and (2) the order denying the motion for reconsideration in No. 93-531, entered on October 31, 2011 with regard to the Company's Supervisory Goodwill case.  In January 2012, both the Company and the FDIC-Receiver filed cross-appeals from the Court of Federal Claims' judgment.  Briefing before the Court of Appeals for the Federal Circuit on the various appeals has not yet commenced, and there is no timetable for the Court of Appeals to issue a decision in the case.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On July 23, 2012, the DOJ, on behalf of the United States of America, filed a fourth motion to extend the deadline for filing its initial appellate brief, which was due to expire on July 28, 2012, to August 13, 2012.  Discussions between representatives of the Company and the DOJ regarding a possible settlement of the Supervisory Goodwill legal proceedings have taken place in recent months.  In light of those discussions and other factors, the Company did not oppose the DOJ's motion to extend the briefing deadline.

Settlement discussions may not progress, and may be discontinued or continued, at any time or from time to time.  The outcome of any settlement discussions cannot be predicted.  The Company expressly disclaims any obligation to update, in its public filings with the Commission, or via other forms of public dissemination, the status or progress of any informal or formal settlement discussions with respect to the Supervisory Goodwill legal proceedings, and no inference regarding the status of any such settlement proceedings should be drawn from the absence or frequency of any such updates.  The Company, with its outside advisors, will continue to take appropriate steps on behalf of AmBase's interests.

The Court of Federal Claims decisions and certain filings in the Company's case, as well as other decisions in Winstar related cases, are publicly available on the Court of Federal Claims web site at www.uscfc.uscourts.gov.  In addition, decisions in Winstar-related cases that have been issued by the U.S. Court of Appeals for the Federal Circuit, the court that hears appeals from decisions by the Court of Federal Claims, may be found on that court's website at www.cafc.uscourts.gov. Decisions in other Winstar related cases may be relevant to the Company's Supervisory Goodwill claims, but are not necessarily indicative of the ultimate outcome of the Company's actions. The Company can give no assurances regarding the ultimate outcome of the Supervisory Goodwill legal proceedings, the final amount of any award or when it might be received.

Federal income tax refund suit on Carryback Claims. In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut (the "Court") for the tax refunds it seeks, plus interest, with respect to the Carryback Claims.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government's Motion to Dismiss, as well as the Company's own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States' Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court's Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company's motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court's ruling that the Company's refund claims were timely filed.  In May 2011, the Government filed a Cross Motion for Summary Judgment and an opposition to the Company's Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the Government's Cross Motion for Summary Judgment and a Reply to the Governments Opposition to the Company's Summary Judgment Motion, and the Government in June 2011, subsequently filed a response brief.  The Court granted the Company's motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the Government filed an Opposition to the Company's Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the Government's Opposition to the Company's Motion for Partial Summary Judgment.  On May 23, 2012, the Court issued an order denying the Company's Motion for Partial Summary Judgment.  Under the Court's rulings, the Company would not be entitled to recover a tax refund.  The Company intends to request the Court to enter a final judgment and appeal the adverse judgment to the United States Court of Appeals for the Second Circuit.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements exclude legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingency fee arrangement with the attorneys upon a final recovery received. See Note 8 - Income Taxes for further information.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2012, through the report issuance date.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report, together with other statements and information publicly disseminated by the Company,  may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in this report and in the Company's other public filings with the Securities and Exchange Commission, including but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; and (ix) risks arising from unfavorable decisions in our current material litigation matters, or unfavorable decisions in other Supervisory Goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

BUSINESS OVERVIEW

AmBase Corporation (the "Company") is a holding company which, through a wholly-owned subsidiary, owns a commercial office building in Greenwich, Connecticut. The Company previously owned an insurance company and a savings bank.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at June 30, 2012, aggregated $8,935,000, consisting principally of cash and cash equivalents of $1,281,000, investment securities of $5,476,000, and real estate owned, net of $1,897,000.  At June 30, 2012, the Company's liabilities aggregated $146,000.  Total stockholders' equity was $8,789,000.

For the six months ended June 30, 2012, cash of $1,089,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2012, were satisfied by the Company's financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.  Management believes that the Company's liquid assets are sufficient to continue operations for the next twelve months.

For the six months ended June 30, 2011, cash of $956,000 was used by operations, primarily due to the payment of operating expenses and to a lesser extent the payment of prior year accruals, partially offset by the receipt of interest income and investment earnings.  The cash needs of the Company for the six months ended June 30, 2011 were satisfied by the Company's financial resources and to a lesser extent receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages.  The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of June 30, 2012, has not been impaired.

Accounts payable and accrued liabilities as of June 30, 2012, decreased from December 31, 2011, principally as a result of the payment of prior year accruals.

There are no material commitments for capital expenditures as of June 30, 2012.  Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims. Discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including the Supervisory Goodwill litigation see Part I - Item 1 - Note 9.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2012 vs. the Second Quarter and Six Months Ended June 30, 2011

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

Compensation and benefits decreased to $317,000 and $655,000 in the second quarter and six months ended June 30, 2012, compared to $336,000 and $668,000 in the respective 2011 periods.  The decrease in the 2012 second quarter and six month periods is due to lower compensation expenses due to reduced staffing levels as well as a lower level of benefit costs in the 2012 periods versus the same 2011 periods. No stock based compensation expense was recorded in the six months ended June 30, 2012 or June 30, 2011.

Professional and outside services increased to $96,000 and $205,000 in the second quarter and six months ended June 30, 2012, respectively, compared to $84,000 and $137,000 in the respective 2011 periods.  The increase in the 2012 second quarter and six month periods as compared to the 2011 respective periods is principally the result of a higher level of legal and professional fees principally relating to the Supervisory Goodwill litigation appeals.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Property operating and maintenance expenses were $20,000 and $44,000 for the second quarter and six months ended June 30, 2012, respectively, compared to $21,000 and $50,000 in the respective 2011 periods.  The decreased expenses in 2012 compared to the 2011 periods are due to a decrease in the overall level of repairs and maintenance expenses

Insurance expenses of $11,000 and $18,000 in the second quarter and six months ended June 30, 2012, respectively remained consistent with prior year levels of $11,000 and $19,000 in the respective 2011 periods.

Other operating expenses increased to $23,000 and $50,000 in the second quarter and six months ended June 30, 2012, respectively, compared with $20,000 and $47,000 in the respective 2011 periods due to general price increases.

Interest income in the second quarter and six months ended June 30, 2012, decreased to $1,000 and $4,000, respectively from $2,000 and $5,000 in the respective 2011 periods.  The decreased interest income is principally due to a decreased investment yield in 2012, compared with 2011, and a lower level of cash equivalents and investment securities.

Realized gains on sales of investment securities were $9,000 and $25,000 for the second quarter and six months ended June 30, 2012, respectively and $9,000 and $15,000 for the second quarter and six months ended June 30, 2011, respectively.  The gains are the result of the realization of gains on sales of securities due to market appreciation.

Other income of $4,000 and $17,000 for the second quarter and six months ended June 30, 2012, respectively, is attributable to recovery of funds by the Company from items previously written off. Other income of $105,000 for the second quarter and six months ended June 30, 2011, is attributable to recovery of funds by the Company from items previously written off.

The Company recognized income tax provisions of $11,000 and $22,000 for the second quarter and six months ended June 30, 2012, respectively, as compared with income tax provisions of $15,000 and $30,000 for the second quarter and six months ended June 30, 2011, respectively.  The income tax provision for the 2012 and 2011 periods are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2012.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

For a discussion of the Company's legal proceedings, including a discussion of the Company's Supervisory Goodwill litigation, see Part I - Item 1 - Note 10 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 in response to Item 1A to Part I of Form 10-K.

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

AMBASE CORPORATION

/s/ John P. Ferrara
By	JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 9, 2012