Form 10-Q
period 2012-09-30
AMBASE CORP
filed 2012-11-14
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).__X___ Yes_____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

At October 31, 2012, there were 43,755,410 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2012

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses:
Compensation and benefits	$309	$314	$964	$982
Professional and outside services	128	58	333	195
Property operating and maintenance	22	17	66	67
Depreciation	12	12	36	36
Insurance	20	6	38	25
Other operating	42	29	92	76
Total operating expenses	533	436	1,529	1,381
Operating income (loss)	(533)	(436)	(1,529)	(1,381)

Interest income	1	1	5	6
Realized gains (losses) on sales of investment securities	6	3	31	18
Unrealized gains (losses) on trading securities	6	(30)	-	(30)
Other income	-	14	17	119
Income (loss) before income taxes	(520)	(448)	(1,476)	(1,268)

Income tax expense	11	9	33	39
Net income (loss)	$(531)	$(457)	$(1,509)	$(1,307)

Net income (loss) per common share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Net income (loss) per common share - assuming dilution	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic	43,174	43,075	43,108	43,075
Weighted average common shares outstanding - assuming dilution	43,174	43,075	43,108	43,075

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

(in thousands, except for share and per share amounts)
Assets:	September 30, 2012	December 31, 2011
Cash and cash equivalents	$1,690	$7,615
Investments securities - held to maturity	5,199	-
Investments securities - trading carried at fair value	-	212
Total investment securities	5,199	212
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	569	533

Real estate owned, net	1,885	1,921

Other assets	254	246
Total assets	$9,028	$9,994

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$200	$227
Other liabilities	-	-

Total liabilities	200	227

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,755,410 outstanding in 2012 and 43,075,410 outstanding in 2011)	464	464
Additional paid-in capital	548,304	548,164
Accumulated deficit	(538,261)	(536,752)
Treasury stock, at cost – 2,654,597 and 3,334,597 shares, respectively	(1,679)	(2,109)
Total stockholders' equity	8,828	9,767

Total liabilities and stockholders' equity	$9,028	$9,994

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,509)	$(1,307)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	36	36
Realized (gains) losses on sales of investment securities	(31)	(18)
Unrealized (gains) losses on trading securities	-	30
Stock-based compensation expense	-	-
Changes in other assets and liabilities:
Accrued interest receivable - investment securities	(2)	-
Other assets	(8)	(522)
Accounts payable and accrued liabilities	(27)	(27)
Other liabilities	-	(2)
Net cash provided (used) by operating activities	(1,541)	(1,810)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	17,100	23,795
Purchases of investment securities - held to maturity	(22,297)	(22,695)
Sales of investment securities	594	555
Purchases of investment securities	(351)	(761)
Proceeds from (investment in) real estate limited partnership	-	21
Net cash provided (used) by investing activities	(4,954)	915

Cash flows from financing activities:
Stock options exercised	570	-
Net cash provided (used) by financing activities	570	-

Net change in cash and cash equivalents	(5,925)	(895)
Cash and cash equivalents at beginning of year	7,615	1,334
Cash and cash equivalents at end of period	$1,690	$439

Supplemental cash flow disclosure:
Income taxes paid	$27	$41

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

The accompanying consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim consolidated financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2011.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	September 30, 2012			December 31, 2011
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$5,199	$5,199	$5,200	$-	$-	$-
	$5,199	$5,199	$5,200	$-	$-	$-

Investment securities - trading consist of the following:

	September 30, 2012			December 31, 2011
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$212	$224	$212
	$-	$-	$-	$212	$224	$212

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands) Held to Maturity:	September 30, 2012	December 31, 2011
Gross unrealized gains (losses)	$1	$-

Unrealized gains (losses) on investment securities - trading are as follows:

	Third Quarter Ended		Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost basis	$-	$224	$-	$224
Current value	-	194	-	194
Unrealized gains (losses)	$-	$(30)	$-	$(30)

Realized gains (losses) on the sales of investment securities – trading as follows:

	Third Quarter Ended		Nine Months Ended
(in thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sale proceeds	$89	$3	$594	$555
Cost basis	(83)	-	(563)	(537)
Realized gains (losses)	$6	$3	$31	$18

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 –Real Estate Owned

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

The Company performs impairment tests if events or circumstances indicate that the property's carrying value may not be recoverable.  As noted above, based on the Company's analysis the Company believes the carrying value of the property as of September 30, 2012, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Third Quarter Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Company matching contributions	$5	$4	$20	$16
Employer match %	33%	33%	33%	33%

Note 6 – Common Stock Repurchase Plan

In January 2002, the Company announced a common stock repurchase plan (the "Repurchase Plan") which allows for the repurchase by the Company of up to 10,000,000 shares of its common stock in the open market.

The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock.  Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.

No shares have been purchased pursuant to the Repurchase Plan in the year-to-date period ended September 30, 2012.  As of September 30, 2012, the Company has purchased 3,208,109 common shares through the Repurchase Plan leaving 6,791,891 common shares that may still be purchased pursuant to the Repurchase Plan.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Incentive Plans

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2018.  A predetermined number of shares the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, only a portion of such shares are available for issuance for Restricted Stock Awards and Merit Awards.  Shares issued pursuant to the 1993 Plan shall be authorized but unissued shares of Common Stock.  Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant. Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant. In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change of Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Incentive plan activity is summarized as follows:

(shares in thousands)	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at January 1, 2012	816	$0.88
Expired	(136)	1.09
Exercised	(680)	0.84
Outstanding at September 30, 2012	-
Exercisable at September 30, 2012	-

Information relating to the 1993 Plan is as follows:

(in thousands)	September 30, 2012	September 30, 2011
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year-to-date period	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share	-	816
Common shares reserved for issuance	5,000
Shares available for future stock option grants	4,320
Intrinsic value of options outstanding	$-
Intrinsic value of options exercisable	$-

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

There were no unrecognized tax benefits at January 1, 2012 or September 30, 2012.  Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying consolidated financial statements do not include any amounts for any such interest and/or penalties.  The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service ("IRS") or state authorities except for tax year 2007, which was reviewed by the IRS and has been concluded.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2009.  State income tax amounts for 2012 and 2011 are primarily attributable to a provision for a minimum tax on capital imposed by the State of Connecticut.

Based upon the Company's federal income tax returns through 2011 (filed or to be filed and/or subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed herein, the Company has federal NOL carryforwards available to reduce future federal taxable income, which expire if unused in the tax years as indicated below.  The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. The amounts are as follows:

Tax Year Originating	Tax Year Expiring	September 30, 2012
1997	2012	$1,100,000
1998	2018	5,400,000
1999	2019	4,000,000
2000	2020	2,600,000
2001	2021	4,000,000
2002	2022	3,200,000
2003	2023	1,800,000
2004	2024	700,000
2006	2026	2,800,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
		$49,100,000

In addition to the NOL's noted above, the Company had additional NOL carryforwards which will have expired unless they are utilized in a prior tax year or absorbed in an earlier year based on the inclusion of certain items in the consolidated group as follows:

Tax Year Originating	Tax Year Expired	September 30, 2012
1994	2009	$2,200,000
1995	2010	5,300,000
		$7,500,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has AMT credit carryforwards ("AMT Credits") which are not subject to expiration as follows:

September 30, 2012
AMT Credits	$21,000,000

Based on the filing of the Carryback Claims, as defined further herein, the Company would seek to utilize a portion of the AMT Credits.

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	September 30, 2012	December 31, 2011
Net deferred tax asset	$38,000,000	$38,000,000
Valuation allowance	(38,000,000)	(38,000,000)
Net deferred tax asset recognized	$-	$-

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

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however, all of the information still has not been received. The Company believes, as a result of remaining consolidated with Carteret FSB for federal income tax return purposes, that the Company's tax basis in its investment in Carteret/Carteret FSB can be converted into NOL's, as tax losses are incurred, which could be available to carryforward/carryback into various federal income tax return years. However, because all of the Carteret FSB tax information has not been received, the Company is unable to determine with certainty the amount of or the years in which any NOL's may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company expects that the 1992 Amended Return will generate approximately $56 million of NOL's for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See "Carryback Claims," herein for further information. As part of the 1992 Amended Return, approximately $56 million (of the $158 million) of Carteret/Carteret FSB tax basis is expected to be converted into NOL's, (as tax losses are incurred) in tax year 1992, and will have expired in the 2007 tax year, unless they are utilized as part of the "Carryback Claims," or absorbed in earlier years based on inclusion of certain items in the consolidated group.

The Carteret/Carteret FSB tax basis of approximately $102 million remaining after recognition of the 1992 Amended Return, may be converted into NOL carryforwards/carrybacks as additional tax losses are incurred by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; may be utilized in other tax years; or could begin to expire no earlier than the 2008 tax year based upon the year any NOL's are ultimately generated. The Company can give no assurances with regard to the 1992 Amended Return, subsequent year returns, or the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company's tax basis in Carteret/Carteret FSB. Any NOL's ultimately generated from the Company's tax basis in Carteret/Carteret FSB, would be in addition to the NOL carryforwards/carrybacks generated based on the Company's federal income tax returns as previously filed, as further detailed above.

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  For additional information, see Note 9 – Legal Proceedings.
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
The Company believes the Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid.  Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company's originally filed federal income tax returns, the Company, based upon consultation with its legal and tax advisors, believes that no additional material federal income tax would be owed by the Company, although this cannot be assured because a contrary result is possible, given the uncertainty with various legal and factual assumptions underlying the Company's beliefs. This assessment included among other items a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to statute of limitation provisions contained in the Internal Revenue Code, as amended.

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

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation - A Settlement Agreement in the Supervisory Goodwill legal proceedings between AmBase, the Federal Deposit Insurance Corporation–Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), was executed on August 31, 2012,  (the "Settlement Agreement").  The Settlement Agreement was subject to approval by the United States Court of Federal Claims (the "Court of Federal Claims").  On October 11, 2012, the Court of Federal Claims issued an order approving the Settlement Agreement, and on October 19, 2012, the United States paid $180,650,000 (one hundred-eighty million, six hundred-fifty thousand dollars) directly to AmBase.  As part of the Settlement Agreement, the Company is also entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the settlement amount and includes other terms as set forth in the Settlement Agreement.  A copy of the Settlement Agreement was included as an exhibit to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 22, 2012.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Pursuant to the 2007 Employment Agreement, as amended between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement"), Mr. Bianco is to be paid an incentive payment of approximately $13.6 million based on the receipt by the Company of the $180,650,000 Supervisory Goodwill legal proceedings settlement award, plus federal tax gross-up. An additional amount, to be determined, could be due to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect a gross-up for federal taxes imposed on the settlement amount.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Federal income tax refund suit on Carryback Claims. In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. In April 2003, IRS examiners issued a letter to the Company proposing to disallow the Carryback Claims. The Company sought administrative review of the letter by protesting to the Appeals Division of the IRS. In February 2005, IRS appeals officials completed their review of the Carryback Claims and disallowed them. On April 29, 2008, the Company filed suit in the United States District Court for the District of Connecticut (the "Court") for the tax refunds it seeks, plus interest, with respect to the Carryback Claims.  On September 29, 2009, the U.S. Department of Justice, representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the Government's Motion to Dismiss, as well as the Company's own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the United States' Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court's Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company's motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court's ruling that the Company's refund claims were timely filed.  In May 2011, the Government filed a Cross Motion for Summary Judgment and an opposition to the Company's Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the Government's Cross Motion for Summary Judgment and a Reply to the Governments Opposition to the Company's Summary Judgment Motion, and the Government in June 2011, subsequently filed a response brief.  The Court granted the Company's motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the Government filed an Opposition to the Company's Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the Government's Opposition to the Company's Motion for Partial Summary Judgment.  On May 23, 2012, the Court issued an order denying the Company's Motion for Partial Summary Judgment.  Under the Court's rulings, the Company would not be entitled to recover a tax refund.  On July 5, 2012, the Court entered its final judgment and order determining that the Company is not entitled to a refund.  The Company has appealed the adverse judgment to the United States Court of Appeals for the Second Circuit, where the matter is pending.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements exclude legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingency fee arrangement with the attorneys upon a final recovery received. See Note 8 – Income Taxes for further information.

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2012, through the report issuance date.

As a result of the receipt of the Supervisory Goodwill settlement proceeds received and after various economic, financial, business, tax, accounting, regulatory, legal and administrative considerations, on October 22, 2012, the Company's Board of Directors declared a cash dividend of $2.00 per common share to shareholders of record at the close of business on November 21, 2012, payable on December 10, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at September 30, 2012, aggregated $9,028,000, consisting principally of cash and cash equivalents of $1,690,000, investment securities of $5,199,000, and real estate owned, net of $1,885,000.  At September 30, 2012, the Company's liabilities aggregated $200,000.  Total stockholders' equity was $8,828,000.

For the nine months ended September 30, 2012, cash of $1,541,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2012, were satisfied by the Company's financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.  Management believes that the Company's liquid assets are sufficient to continue operations for the next twelve months.

For the nine months ended September 30, 2011, cash of $1,810,000 was used by operations, primarily due to the payment of operating expenses and to a lesser extent the payment of prior year accruals, partially offset by the receipt of interest income and investment earnings.  The cash needs of the Company for the nine months ended September 30, 2011 were satisfied by the Company's financial resources and to a lesser extent receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages.  The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of September 30, 2012, has not been impaired.

Accounts payable and accrued liabilities as of September 30, 2012, decreased from December 31, 2011, principally as a result of the payment of prior year accruals.

Pursuant to the Settlement Agreement, executed on August 31, 2012, in the Supervisory Goodwill legal proceedings between AmBase, the Federal Deposit Insurance Corporation–Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States") (the "Settlement Agreement").  The Settlement Agreement was subject to approval by the United States Court of Federal Claims (the "Court of Federal Claims").  On October 11, 2012, the Court of Federal Claims issued an order approving the Settlement Agreement, and on October 19, 2012, the United States paid $180,650,000 (one hundred-eighty million, six hundred-fifty thousand dollars) directly to AmBase.  As part of the Settlement Agreement, the Company is also entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the settlement amount and includes other terms as set forth in the Settlement Agreement.  A copy of the Settlement Agreement was included as an exhibit to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 22, 2012.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.  For additional information, see Note 9 – Legal Proceedings.

Pursuant to the 2007 Employment Agreement, as amended between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement"), Mr. Bianco is to be paid an incentive payment of approximately $13.6 million based on the receipt by the Company of the $180,650,000 Supervisory Goodwill legal proceedings settlement award, plus federal tax gross-up. An additional amount, to be determined, could be due to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to the gross-up for federal taxes on the settlement amount.

As a result of the receipt of the Supervisory Goodwill settlement proceeds received and after various economic, financial, business, tax, accounting, regulatory, legal and administrative considerations, on October 22, 2012, the Company's Board of Directors declared a cash dividend of $2.00 per common share to shareholders of record at the close of business on November 21, 2012, payable on December 10, 2012, which will result in the cash distribution to the Company's shareholders of an aggregate of approximately $87.5 million.

Other than as noted above, there are no other material commitments for capital expenditures as of September 30, 2012.  See Part I – Item I – Notes 9 and 10 for information relating to the Company's Supervisory Goodwill settlement, the Board of Director's dividend declaration and the incentive payment payable.  Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims. Discussions and negotiations are ongoing with respect to certain of these matters. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including the Supervisory Goodwill litigation and Carryback Claims see Part I - Item 1 - Note 9.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2012 vs. the Third Quarter and Nine Months Ended September 30, 2011

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

Compensation and benefits decreased to $309,000 and $964,000 in the third quarter and nine months ended September 30, 2012, compared to $314,000 and $982,000 in the respective 2011 periods.  The decrease in the 2012 third quarter and nine month periods is due to lower compensation expenses due to reduced staffing levels as well as a lower level of benefit costs in the 2012 periods versus the same 2011 periods. No stock based compensation expense was recorded in the nine months ended September 30, 2012 or September 30, 2011.

Professional and outside services increased to $128,000 and $333,000 in the third quarter and nine months ended September 30, 2012, respectively, compared to $58,000 and $195,000 in the respective 2011 periods.  The increase in the 2012 third quarter and nine month periods as compared to the 2011 respective periods is principally the result of a higher level of legal and professional fees principally relating to the Supervisory Goodwill litigation settlement.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Property operating and maintenance expenses were $22,000 and $66,000 for the third quarter and nine months ended September 30, 2012, respectively, compared to $17,000 and $67,000 in the respective 2011 periods.  The increased expenses in 2012 third quarter compared to the 2011 third quarter period is due to an increase in the overall level of repairs and maintenance expenses

Insurance expenses of $20,000 and $38,000 in the third quarter and nine months ended September 30, 2012, respectively increased from prior year levels of $6,000 and $25,000 in the respective 2011 periods due to the timing of certain insurance policies.

Other operating expenses increased to $42,000 and $92,000 in the third quarter and nine months ended September 30, 2012, respectively, compared with $29,000 and $76,000 in the respective 2011 periods due to general price increases.

Interest income in the third quarter and nine months ended September 30, 2012, decreased to $1,000 and $5,000, respectively from $1,000 and $6,000 in the respective 2011 periods.  The decreased interest income for the 2012 nine month period is principally due to a decreased investment yield in 2012, compared with 2011, and a lower level of cash equivalents and investment securities.

Realized gains on sales of investment securities were $6,000 and $31,000 for the third quarter and nine months ended September 30, 2012, respectively and $3,000 and $18,000 for the third quarter and nine months ended September 30, 2011, respectively.  The gains are the result of the realization of gains on sales of securities due to market appreciation.

Other income of $17,000 for the nine months ended September 30, 2012, is attributable to recovery of funds by the Company from items previously written off. Other income of $14,000 and $119,000 for the third quarter and nine months ended September 30, 2011, respectively, is attributable to recovery of funds by the Company from items previously written off.

The Company recognized income tax provisions of $11,000 and $33,000 for the third quarter and nine months ended September 30, 2012, respectively, as compared with income tax provisions of $9,000 and $39,000 for the third quarter and nine months ended September 30, 2011, respectively.  The income tax provision for the 2012 and 2011 periods are primarily attributable to a provision for a minimum tax on capital imposed by the state of Connecticut. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2012.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

For a discussion of the Company's legal proceedings, including a discussion of the Company's Supervisory Goodwill litigation and Carryback Claims, see Part I - Item 1 - Note 10 - Legal Proceedings.

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

Exhibit 101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL:  (i) Consolidated Statement of Operations (unaudited); (ii) Consolidated Balance Sheets (unaudited); (iii) Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John P. Ferrara
By	JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 14, 2012