Form 10-K/A
period 2011-12-31
AMBASE CORP
filed 2013-01-04
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes X   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer       Accelerated Filer         Non-Accelerated Filer      Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                                                                                                         No       X     .

At February 28, 2012, there were 43,075,410 shares of registrant's Common Stock outstanding.  At June 30, 2011, the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.25 per share was approximately $10.8 million.  The Common Stock constitutes registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 38.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Form 10-K") to correct the signature line of the report of Marcum LLP set forth on page 11 of the Form 10-K (the "Report").  The Report had been signed by Marcum LLP, but the conformed signature line was inadvertently omitted from the Report when the  Form 10-K was filed.

This Amendment No. 1 to the Form 10-K amends Part II, Item 8 of the Form 10-K with respect to the financial statements listed in Part IV, Item 15(a)(1) of the Form 10-K to file the Report with the conformed signature of Marcum LLP together with our financial statements previously filed with the Form 10-K.  Other than adding the conformed signature line to the Report, we have made no other changes to Item 8 with respect to the financial statements listed in Item 15(a)(1).

Except as described above, this Amendment No. 1 to the  Form10-K does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Form 10-K.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MARCUM LLP
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AmBase Corporation

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the "Company") as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  Our audit also included the financial statement schedule as of December 31, 2011 and 2010, and for the years then ended listed in the index at Item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Marcum LLP
Marcum LLP
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

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31

(in thousands, except for share and per share mounts)

Assets:	2011	2010
Cash and cash equivalents	$7,615	$1,334
Held to maturity investments (market value $- and $8,199, respectively)	-	8,200
Trading securities carried at fair value	212	-
Total investment securities	212	8,200
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	533	485

Real estate owned, net	1,921	1,969

Other assets	246	259
Total assets	$9,994	$11,762

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$227	$220
Other liabilities	-	2

Total liabilities	227	222

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,075,410 outstanding in 2011 and 2010)	464	464
Additional paid-in capital	548,164	548,044
Accumulated deficit	(536,752)	(534,859)
Treasury stock, at cost - 3,334,597 shares	(2,109)	(2,109)
Total stockholders' equity	9,767	11,540

Total liabilities and stockholders' equity	$9,994	$11,762

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
December 31, 2009	$464	$548,044	$(532,899)	$(2,109)	$13,500

Net loss	-	-	(1,960)	-	(1,960)
December 31, 2010	464	548,044	(534,859)	(2,109)	11,540

Net loss	-	-	(1,893)	-	(1,893)
Stock-based compensation	-	120	-	-	120
December 31, 2011	$464	$548,164	$(536,752)	$(2,109)	$9,767

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

Earnings per share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.  Options were anti-dilutive for all periods presented.

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

Stock-based compensation expense for all stock-based compensation awards for which vesting is based solely on employment service, are based on the grant date fair value estimated in accordance with accounting principles generally accepted in the United States of America.  During the year ended December 31, 2011, the Company recorded compensation expenses of $120,000 relating to stock options.  The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two years.  Compensation expense relating to stock options is recorded in the Consolidated Statement of Operations, with a corresponding increase in additional paid-in capital in the Consolidated Statement of Changes in Stockholders' Equity.  See Note 8 herein for a further discussion of stock-based compensation.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation

Depreciation expense for buildings is calculated on a straight-line basis over 39 years. Tenant improvements if any, would be depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.

Liquidity

The Company's management currently anticipates that operating cash needs for the next twelve months will be met principally by the Company's current financial resources and the receipt of investment earnings on investment securities and cash equivalents.

New Accounting Pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's financial statements.

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

Common stock reserved for issuance under the Company's stock option and other employee benefit plans is as follows:

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

Note 7 - Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of up to 30% of compensation, which are matched by the Company at a percentage determined annually.  Effective July 1, 2010, the employer match was reduced to 33%, from 75% in 2009, of the amount of the employee's elected deferral.  Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to maximum limitations contained in the Code.  The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

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

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares") through May 28, 2018. An aggregate of 5,000,000 shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, of such shares, only 2,500,000 shares in the aggregate shall be available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair market value of the Company's Common Stock on the date of grant of that Option. The term of any ISO or related SAR cannot exceed ten years from the date of grant, and the term of any NQSO cannot exceed ten years and one month from the date of grant. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable commencing one year after the date of grant.  Options granted generally have a ten year contractual life and generally have vesting terms of two years from the date of grant.  In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Summarized information about the Company's stock options outstanding and exercisable under the 1993 Plan at December 31, 2011, is as follows:

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

The fair value of option awards are estimated on the date of grant using the Black-Scholes-Merton option valuation model ("Black-Scholes") utilizing certain assumptions as noted in the table below. Expected volatilities are based on historical volatility of the Company's stock.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted are estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant.

The per share grant dated weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted during the year ended below were as follows:

2011
Weighted average fair value at grant date	$0.60
Estimated dividend yield	0%
Risk free interest rate	0.25%
Estimated volatility	1.039
Expected life in years	2

Compensation expense relating to stock options is recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital in the Consolidated Statement of Stockholders' Equity.  The total fair value of shares vested during the full year period ended December 31, 2011 was $120,000.  As of December 31, 2011, there was no remaining unamortized compensation cost related to non-vested share-based compensation arrangements related to stock options granted under the 1993 Plan.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no unrecognized tax benefits at January 1, 2011 or December 31, 2011. Further, no significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively. The accompanying financial statements do not include any amounts for any such interest and/or penalties.  The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service ("IRS") or state authorities, except for tax year 2007.  In October 2009, the Company received notification from the IRS that they would be reviewing the Company's 2007 federal income tax return.  In connection with the IRS audit, in April 2010, the IRS issued the Company a Notice of Proposed Adjustment for tax year 2007, proposing to disallow approximately $16.6 million of deductions previously recognized by the Company on its 2007 Federal income tax return (the "IRS Proposed Adjustment").  The IRS Proposed Adjustment sought to disallow the Company's tax deduction for the payment made by the Company in 2007 in satisfaction of its Supplemental Retirement Plan obligation.  In October 2011, the IRS and the Company agreed to a settlement of this matter, pursuant to which the IRS agreed to allow a $9.5 million deduction in 2007 relating to this item.  This matter is therefore concluded.  The Company has not been notified of any other potential tax audits by any state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2008.

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

Based on information received to date, and prior to the recognition of the 1992 tax losses reflected on the Company's 1992 amended federal income tax return, as further described below, the Company estimated that as of December 1992 it had a remaining tax basis related to its' investment in Carteret/Carteret FSB of approximately $158 million. Based on the Company's Election Decision, described above, and the receipt of some of the requested information from the RTC/FDIC, the Company amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB, (the "1992 Amended Return"). The Company is still in the process of reviewing its consolidated federal income tax returns for 1993 and subsequent years.

The Company expects that the 1992 Amended Return will generate approximately $56 million of NOL's for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See "Carryback Claims," below for further information. As part of the 1992 Amended Return approximately $56 million, (of the $158 million), of Carteret/Carteret FSB tax basis is expected to be converted into NOL's, (as tax losses are incurred) in tax year 1992, and will have expired in the 2007 tax year, unless they are utilized as part of the "Carryback Claims" as further discussed below, or absorbed in earlier years based on inclusion of certain items in the consolidated group.

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

Based upon the Company's federal income tax returns as filed through 2010 (subject to IRS audit adjustments), excluding all effects of the inclusion of Carteret/Carteret FSB from December 4, 1992 forward, as further discussed herein, the Company has NOL carryforwards available to reduce future federal taxable income, which expire if unused in the tax years as indicated below.  The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws.  The amounts as of December 31, 2011 are as follows:

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

Note 10 - Legal Proceedings

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation. During the third quarter of 1993, the Company filed a claim against the United States, in the United States Court of Federal Claims (the "Court of Federal Claims" or the "Court"), based upon the impact of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") on the Company's investment in Carteret Savings Bank ("Carteret"). Approximately 120 other similar so-called "supervisory goodwill" cases were commenced by other financial institutions and/or their shareholders.  Three of these cases, Winstar Corp. v. United States, Glendale Federal Bank, FSB v. United States, and Statesman Savings Holding Corp. v. United States (the "Consolidated Cases"), which involve many of the same issues raised in the Company's suit, were appealed to the United States Supreme Court (the "Supreme Court"). On July 1, 1996, the Supreme Court issued a decision in the Consolidated Cases. The Supreme Court's decision affirmed the lower Court's grant of summary judgment in favor of the plaintiffs on the issue of liability and remanded the cases for a determination of damages. Although the decision in the Consolidated Cases is beneficial to the Company's case, it is not necessarily indicative of the ultimate outcome of the Company's action.

On September 18, 1996, the Court of Federal Claims entered an Omnibus Case Management Order that governed further pretrial proceedings in the Company's action and most of the other so-called "Winstar-related" cases. On March 14, 1997, the Court entered an order permitting the Federal Deposit Insurance Company ("FDIC") to intervene as an additional plaintiff in forty-three cases, including the Company's case, but not allowing the FDIC to be substituted as the sole plaintiff in those cases.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On March 20, 1998, the FDIC filed a motion for partial summary judgment against the United States on certain liability issues, and the Company filed a memorandum in support of that motion. Fact discovery for the Company was completed on November 30, 1999 pursuant to an extension of time granted by the Court. On September 9, 1999, the Company filed a Motion for Partial Summary Judgment on Liability under a Fifth Amendment Takings claim theory of recovery. On November 24, 1999, the FDIC, as successor to the rights of Carteret and as Plaintiff-Intervener in the case, filed a response brief opposing the Company's Motion. On December 6, 1999, the Department of Justice (the "DOJ") (on behalf of the United States) filed a brief opposing the Company's Motion for Partial Summary Judgment on Liability and Cross-Moved for Summary Judgment on the Company's Takings claim. On January 25, 2000, the Company responded to the DOJ's brief and the FDIC's brief by filing a Brief (i) In Reply To Defendant's Opposition To Plaintiffs' Motion For Partial Summary Judgment, (ii) In Opposition To Defendant's Cross-Motion For Summary Judgment, and (iii) In Reply To FDIC's Response To Plaintiffs' Motion For Partial Summary Judgment. On February 22, 2000 the DOJ filed a brief in Reply To Plaintiffs' Opposition To Defendant's Cross-Motion For Summary Judgment.

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

On September 17, 2003, the Company filed a motion to dismiss the FDIC and to define the appropriate measure of Carteret's contract damages. On September 30, 2003, the FDIC, as plaintiff-intervener in the case, and the United States, as defendant in the case, each filed a separate response to the Company's motion. The Company argued in its motion that because Carteret would not have been seized but for the Government's breach of contract, no receivership deficit would have been incurred. Accordingly, the Company argued that Carteret should be entitled to recover contract damages that include both:  (i) the full amount of the receivership deficit, as an offset to the deficit and (ii) the full amount of the positive value it would have had but for the breach. Alternatively, the Company argued that, if Carteret is not entitled to recover both these amounts, or if any award must be offset by the amount of the receivership deficit, the Company should be entitled to demonstrate why the receivership deficit has been erroneously overstated. The DOJ responded in part with the argument that, among other things, Carteret would have failed even if Supervisory Goodwill was counted. The FDIC, who is both the receiver for the estate of Carteret (and hence claims to be its legal advocate in court) as well as a creditor of the estate, took the position that the Court of Federal Claims has no jurisdiction to review the accuracy, validity, or amount of the Carteret receivership deficit reported by the FDIC. That receivership deficit consists primarily of the FDIC's subrogated claim against the thrift, interest, taxes, and administrative expenses charged by the FDIC to the thrift. Because the receivership deficit continues to accrue interest, it grows on a daily basis.

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

Trial testimony of fact and expert witnesses for the Company, the DOJ, and the FDIC was completed on April 4, 2008. At trial, fact witness and expert witness testimony was presented by the Company, and by the United States Government represented by the DOJ. In addition, the FDIC-Receiver (purporting to act as a plaintiff-intervener in its capacity as successor-in-interest to Carteret) participated in the trial and the examination of witnesses. The Company put forth various theories of damages, including claims for the recovery of the value of Carteret as of the date of the breach or the date of judgment, as well as for the recovery of certain so-called "wounded bank" damages incurred by Carteret as a result of the breach. The DOJ responded with various theories, including, among other things that Carteret would have failed even if Supervisory Goodwill was counted. The DOJ also challenged the Company's calculations of the value of Carteret and the damages theories and evidence underlying the Company's "wounded bank" claims. The FDIC essentially adopted the Company's damages claims evidence, but has continued to argue (along with DOJ) that the FDIC-Receiver is entitled to recover on these claims.

After the completion of trial testimony, the Court held a status conference in April 2008 pursuant to which the Court issued a post trial scheduling order providing for the filing of post trial briefs and proposed findings of fact by the Company, and DOJ and the FDIC. Pursuant to the Court's post-trial scheduling order as revised on July 1, 2008, the Company filed its post-trial brief and proposed findings of fact. The FDIC also filed its post-trial brief on July 1, 2008. In September 2008, the DOJ filed its post-trial brief and proposed findings of fact. In October 2008, the Company filed its post-trial reply brief and the FDIC filed its post-trial reply brief in November 2008.  Post-trial briefing was concluded in December 2008, with the filing of sur-reply briefs by both the Company and DOJ.

On February 12 and 17, 2009, the Court heard closing arguments. At the conclusion of closing arguments, the Court ruled that the FDIC and DOJ could file short supplemental briefs addressing certain limited issues by March 6, 2009, and that the Company could file a short responsive brief on March 25, 2009.  In May 2009, the DOJ requested and simultaneously filed with the Court an additional supplemental brief.  The Court granted the DOJ's motion and permitted the DOJ's additional supplemental brief.  The Company subsequently requested and the Court allowed the Company to file a responsive supplemental brief to the DOJ brief which was filed in June 2009.

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

On March 8, 2012, the DOJ, on behalf of the United States of America, filed a motion to extend the deadline for filing its initial appellate brief, which was due to expire on March 19, 2012, to May 18, 2012.  Preliminary discussions between representatives of the Company and of the DOJ regarding a possible settlement of the Supervisory Goodwill legal proceedings have taken place in recent months.  In light of those discussions, the Company did not contest the DOJ's motion to extend the briefing deadline.

Settlement discussions may not progress, and may be discontinued or continued, at any time or from time to time.  The outcome of any settlement discussions cannot be predicted.  The Company expressly disclaims any obligation to update, in its public filings with the Commission, or via other forms of public dissemination, the status or progress of any informal or formal settlement discussions with respect to the Supervisory Goodwill legal proceedings, and no inference regarding the status of any such settlement proceedings should be drawn from the absence or frequency of any such updates.  The Company, with its outside advisors, will continue to take appropriate steps on behalf of AmBase's interest.

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

Level 1 –	Quoted prices in active markets are available for identical assets and liabilities.
Level 2 –	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.
Level 3 –	Unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The carrying amounts reported in the balance sheets for cash and cash equivalents are based on Level 1 criteria approximate fair value due to the short-term nature of these instruments. The fair value of investment securities - held to maturity and investment securities held for trading are based on current market quotations and therefore are based on Level 2 criteria.

Exhibit #	Exhibit Title
23.	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: January 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: January 4, 2013	/s/JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: January 4, 2013

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