Form 10-K
period 2012-12-31
AMBASE CORP
filed 2013-03-28
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes                                                                                                                         No       X     .

At February 28, 2013, there were 42,980,913 shares of registrant's Common Stock outstanding.  At June 30, 2012, the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $1.85 per share was approximately $47.7 million.  The Common Stock constitutes registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 35.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2012

PART I

ITEM 1.   BUSINESS

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company that, through a wholly owned subsidiary, owns one commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease. The executive office of the Company is located at 100 Putnam Green, Third Floor, Greenwich, Connecticut 06830.

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

In October 2012, the Company received $180,650,000 (one hundred eighty million, six hundred fifty thousand dollars) pursuant to the Supervisory Goodwill Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States").  As part of the Settlement Agreement, the Company is also entitled to a tax-gross-up in an amount to be determined if and when any federal taxes should be imposed on the settlement amount.  See Part II – Item 8 – Note 10 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill proceedings and related Settlement Agreement.

From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. The Company had 6 employees at December 31, 2012.

Background

In August 1988, the Company acquired Carteret Bancorp Inc., through its principal wholly owned subsidiary, Carteret Savings Bank, FA was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing. On December 4, 1992, the Office of Thrift Supervision ("OTS") placed Carteret Savings Bank, FA  in receivership under the management of the Resolution Trust Corporation ("RTC") and a new institution, Carteret Federal Savings Bank, was established to assume the assets and certain liabilities of Carteret Savings Bank, FA . Following the seizure of Carteret, the Company was deregistered as a savings and loan holding company by the OTS, although the OTS retains jurisdiction for any regulatory violations prior to deregistration. See Part II - Item 8 - Note 10   to the Company's consolidated financial statements for a discussion of the settlement of the Supervisory Goodwill legal proceedings.

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

ITEM 1A.   RISK FACTORS

The Company is subject to various risks, many of which are beyond the Company's control, which could have a negative effect on the Company and its financial condition. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect the Company's business, financial condition, operating results and stock price. An investment in the Company's stock involves various risks, including those mentioned below and elsewhere in this Annual Report on Form 10-K (this "Annual Report"), and those that are detailed from time to time in the Company's other filings with the Securities and Exchange Commission. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Annual Report, before you decide whether to purchase the Company's common stock.

The Company was a plaintiff in a legal proceeding seeking recovery of damages for the loss of the Company's investment in Carteret which was settled in October 2012.  The Settlement Agreement provides for a tax gross-up.  There can be no assurance of a favorable outcome for the Company regarding receipt of the tax gross-up. The Company's tax return has not been reviewed by the IRS, there can be no assurance as to the amount of federal taxes ultimately imposed by the IRS. The Company cannot predict the final amount of any tax gross-up ultimately received by the Company pursuant to the Settlement Agreement.

The Company was a plaintiff in a legal proceeding seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A.  This legal proceeding was commenced in 1993 (the "Supervisory Goodwill" legal proceedings).  A Settlement Agreement in the Supervisory Goodwill legal proceedings between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), was executed (the "Settlement Agreement") which was subject to approval by the United States Court of Federal Claims (the "Court of Federal Claims").  On October 11, 2012, the Court of Federal Claims issued an order approving the Settlement Agreement, and on October 19, 2012, the United States paid $180,650,000 (one hundred eighty million, six hundred fifty thousand dollars) directly to AmBase.

As the IRS has not reviewed the Company's 2012 federal income tax return, as filed, the Company cannot predict the amount of federal taxes ultimately imposed by the IRS or payable by the Company; and therefore, the Company cannot predict the final amount of any tax gross-up ultimately received by the Company pursuant to the Settlement Agreement.

The Company is subject to risks inherent in owning and leasing real estate.

The Company is subject to varying degrees of risk generally related to leasing and owning real estate, many of which are beyond the Company's control. In addition to general risks related to owning commercial real estate, the Company's risks include, among others:

-	Deterioration in regional and local economic and real estate market conditions,
-	potential changes in supply of, or demand for rental properties similar to the Company's,
-	competition for tenants and changes in rental rates,
-	concentration in a single real estate asset and class,
-	difficulty in reletting properties on favorable terms or at all,
-	impairments in the Company's ability to collect rent payments when due,
-	the potential for uninsured casualty and other losses,
-	the impact of present or future environmental legislation and compliance with environmental laws,
-	adverse changes in zoning laws and other regulations,
-	changes in federal or state tax laws, and
-	acts of terrorism and war.

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
The Company has federal income tax net operating loss ("NOL") carryforwards and other tax attributes that have been assumed to be utilized due to the uncertain tax position reserve recognized by the Company.

Because the Company from time to time maintains a majority of its assets in securities, the Company may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

Currently, the Company believes that either it is not within the definition of "Investment Company" as the term is defined under the Investment Company Act of 1940 (the "1940 Act") or, alternatively, may rely on one or more of the 1940 Act's exemptions. The Company intends to continue to conduct its operations in a manner that will exempt the Company from the registration requirements of the 1940 Act. If the Company were to be deemed to be an investment company because of the Company's investments securities holdings, the Company would be required to register as an investment company under the 1940 Act.  The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Compliance with the 1940 Act could also increase the Company's operating costs.  Such changes could have a material adverse affect on the Company's business, results of operations and financial condition.

Terrorist attacks and other acts of violence or war may affect the market, on which the Company's common stock trades, the markets in which the Company operates the Company's operations and the Company's results of operations.

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

Set forth below is a list of executive officers of the Company at December 31, 2012:

Name	Age	Title

Richard A. Bianco	65	Chairman, President and Chief Executive Officer

John P. Ferrara	51	Vice President, Chief Financial Officer and Controller

Joseph R. Bianco	68	Treasurer

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
	2012		2011
	High	Low	High	Low
First Quarter	$1.85	$1.07	$0.26	$0.16
Second Quarter	1.89	1.65	0.26	0.18
Third Quarter	2.85	1.75	1.85	0.26
Fourth Quarter	3.15	1.01	1.50	1.05

As of February 28, 2013, there were approximately 12,300 beneficial owners of the Company's Common Stock.  On December 10, 2012, the Company paid a cash dividend of $2.00 per share of common stock to common shareholders of record.  No dividends were declared or paid on the Company's Common Stock in 2011.  The Company has no current plans to declare or pay dividends in the foreseeable future.

For information concerning the Company's stockholder rights plan, see Part II - Item 8 - Note 6 to the Company's consolidated financial statements.

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

From	To	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan
-	Initial Balance	-	-	-	10,000,000
January 2012	January 1, 2012	-	-	3,208,109	6,791,891
January 1, 2012	January 31, 2012	-	-	3,208,109	6,791,891
February 1, 2012	February 28, 2012	-	-	3,208,109	6,791,891
March 1, 2012	March 31, 2012	-	-	3,208,109	6,791,891
April 1, 2012	April 30, 2012	-	-	3,208,109	6,791,891
May 1, 2012	May 31, 2012	-	-	3,208,109	6,791,891
June 1, 2012	June 30, 2012	-	-	3,208,109	6,791,891
July 1, 2012	July 31, 2012	-	-	3,208,109	6,791,891
August 1, 2012	August 31, 2012	-	-	3,208,109	6,791,891
September 1, 2012	September 30, 2012	-	-	3,208,109	6,791,891
October 1, 2012	October 31, 2012	-	-	3,208,109	6,791,891
November 1, 2012	November 30, 2012	60,000	0.99	3,268,109	6,731,891
December 1, 2012	December 31, 2012	411,808	1.04	3,679,917	6,320,083
Total		471,808

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

In February 1991, the Company sold its ownership interest in The Home Insurance Company and its subsidiaries. On December 4, 1992, Carteret Savings Bank, FA was placed in receivership by the Office of Thrift Supervision ("OTS").

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an indemnification asset, and real estate owned. The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part I – Item 1. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

FINANCIAL CONDITION AND LIQUIDITY

The Company's assets at December 31, 2012, aggregated $104,870,000, consisting principally of cash and cash equivalents of $3,907,000, investment securities of $79,787,000, an indemnification asset, for a federal tax gross-up of $18,930,000 and real estate owned, net of $1,872,000.   At December 31, 2012, the Company's liabilities aggregated $36,604,000.  Total stockholders' equity was $68,266,000.

For the year ended December 31, 2012, cash of $163,256,000 was provided by operations resulting from proceeds received in connection with the Supervisory Goodwill Settlement Agreement partially offset by the payment of operating expenses.  In addition, cash flows used by financing activities include the payment of a $2.00 per common share cash dividend paid in December 2012, aggregating $87,511,000.  The cash needs of the Company for 2012 were principally satisfied by the Supervisory Goodwill Settlement Agreement proceeds received, the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

In October 2012, the Company received $180,650,000 (one hundred eighty million, six hundred fifty thousand dollars) pursuant to the Supervisory Goodwill Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States").  As part of the Settlement Agreement, the Company is also entitled to a tax-gross-up in an amount to be determined if and when any federal taxes should be imposed on the settlement amount.  See Part II – Item 8 – Note 9 and Note 10 to the Company's consolidated financial statements for a discussion of Income Taxes and the Supervisory Goodwill proceedings and related Settlement Agreement.

On December 10, 2012, the Company paid a cash dividend of $2.00 per share of common stock to common shareholders.

For the year ended December 31, 2011, cash of $1,735,000 was used by operations, including the payment of operating expenses and prior year accruals; partially offset by the receipt of interest income and investment earnings. The cash needs of the Company for 2011 were principally satisfied by the Company's financial resources and to a lesser extent the receipt of investment earnings on investment securities and cash equivalents.

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of December 31, 2012, has not been impaired.  For additional information see Part II – Item 8 – Note 4 to the Company's consolidated financial statements.

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as of December 31, 2012, the Company was required to record an aggregate tax reserve of approximately $34.2 million; ($18.4 million for federal), to reflect the net tax effect for potential tax audit and uncertainty that the $152 million, Carteret worthless stock tax deduction included in the Company's 2012 tax returns as filed, (which did meet the uncertain tax position recognition test), could be disallowed in whole or in part by the tax authorities. The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement. As a result the Company recorded an indemnification asset, of $18.4 million to reflect the net amount of the federal uncertain tax position reserve recognized, as noted above. The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards and use of the Company's AMT Tax Credits. A portion of the uncertain tax position reserve as of December 31, 2012, is attributable to state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement. For additional information see Part II – Item 8 – Note 9 and Note 10 to the Company's consolidated financial statements.

There are no material commitments for capital expenditures as of December 31, 2012. Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims as described in Part I – Item 1. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.  For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill legal proceedings and related Settlement Agreement, see Part II - Item 8 – Note 9 and Note 10 to the Company's consolidated financial statements.

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

The Company recorded net income of $145,929,000 or $3.37 per share for the year ended December 31, 2012.  Included in net income for the year ended December 31, 2012, is other income of $180,650,000 (one hundred eighty million, six hundred fifty thousand dollars) (the "Settlement Amount") from the Supervisory Goodwill legal proceedings settlement agreement (the "Settlement Agreement") which was paid directly to AmBase on October 19, 2012, as a result of the October 11, 2012 Court of Federal Claims order approving the Settlement Agreement in the Supervisory Goodwill legal proceedings between AmBase, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States").  As part of the Settlement Agreement, the Company is also entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount. Additional other income for the year ended December 31, 2012, reflects the Company's recording of an indemnification asset,- federal tax gross-up  of $18,930,000, to reflect the net amount of the federal uncertain tax position reserve recognized. See Part II – Item 8 – Note 9 and Note 10 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill legal proceedings and related Settlement Agreement.  For the year ended December 31, 2011, the Company recorded a net loss of $1,893,000 or $0.04 per share.

Compensation and benefits increased to $17,980,000 in 2012 from $1,410,000 in 2011.  The increase in 2012 is due to increased incentive compensation payments in 2012 as a result of the Settlement Agreement proceeds received.  Pursuant to the 2007 Employment Agreement, as amended between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement"), Mr. Bianco was paid an incentive payment of $13,565,000 based on the receipt by the Company of the Settlement Amount.  Additionally, other employees received incentive payments of approximately $1,100,000.  An additional amount, to be determined, could be due to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect a gross-up for federal taxes imposed on the Settlement Amount. At December 31, 2012, the Company recorded an additional incentive compensation accrual to Mr. Bianco of approximately $1.9 million related to the tax gross-up receivable in connection with the Settlement Amount. See Part II - Item 8 - Note 10 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill legal proceedings and related Settlement Agreement.

No stock based compensation expense was recorded for the year ended December 31, 2012. The Company recorded  stock based compensation of $120,000 for the year ended December 31, 2011.
Professional and outside services increased to $472,000 in 2012 from $306,000 in 2011.  The increase in 2012 as compared to 2011 is principally the result of a higher level of legal fees incurred in connection with the Supervisory Goodwill Settlement Agreement.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.  See Part II - Item 8 - Note 10 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill litigation proceedings.

Property operating and maintenance expenses were $89,000 in 2012 and $91,000 in 2011.  Property operating and maintenance expenses have been maintained at consistent levels over the last several years despite the general increases in utility costs as a result of overall cost containment measures.

Insurance expenses increased to $44,000 in 2012, compared with $33,000 in 2011.  The increase is due to increased insurance costs.

Other operating expenses increased to $269,000 in 2012 compared with $97,000 in 2011 due to an increased franchise tax cost resulting from increased asset base in 2012 versus 2011.

Interest income was $39,000 in 2012 and $9,000 in 2011.  The increase in 2012 compared to 2011 is principally due to a higher level of cash equivalents and investment securities.

Realized gains on sales of investment securities were $38,000 in 2012 and $19,000 in 2011.  The gains are the result of the realization of gains on sales due to market appreciation.

Other income of $16,000 and $124,000 for 2012 and 2011 respectively, is attributable to recovery of funds by the Company from items previously written off.

For the year ended December 31, 2012, the Company recorded an income tax provision of $34,841,000.  The 2012 income tax provision is attributable to a current federal provision of $18,930,000 a current state provision of $15,911,000. These amounts reflect the net effects of  a valuation allowance reversal of $38,167,000 as a result of the recognition of an uncertain tax position reserve. In March 2013, the Company paid a federal alternative minimum tax liability of $501,000 based on the Company's 2012 tax return as filed and had previously paid $180,000 for a  tax imposed by the state jurisdictions. For the year ended December 31, 2011, the Company recorded an income tax provision of $48,000 attributable to a provision for a minimum tax on capital imposed by the state jurisdictions. A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. The determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the consolidated financial statements. We believe that the following accounting policies, which are important to our consolidated financial position and consolidated results of operations, require a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For a summary of all our accounting policies, including the accounting policies discussed below, see Part II - Item 8 - Note 2 to the Company's consolidated financial statements.

Investment securities:  Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity investments and are carried at amortized cost (which includes accrued interest).  Investment securities - held to maturity consist of U.S. Treasury Bills and are carried at amortized cost (which includes accrued interest) based upon the Company's intent and ability to hold these investments to maturity.  Investment securities – trading consist of investments in equity securities held for trading purposes and are carried at fair value with net unrealized gains and losses recorded directly in the consolidated statement of operations.

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

Income Tax Audits:  The Company's federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss ("NOL") carryforwards currently available. The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service ("IRS") or state authorities except for tax year 2007 which was reviewed by the IRS, and which has been concluded.  The accrued amounts for income taxes reflect management's best judgment as to the amounts payable for all open tax years.

Deferred Tax Assets:  After taking into account the tax expense for the uncertain tax position, as of December 31, 2012 the Company did not have any deferred tax assets remaining. The usage of these amounts to offset current period tax expense also resulted in the release of the full valuation allowance that had previously been recorded. The Company could record these deferred tax assets in the future in part or whole based upon the outcome of the uncertain tax reserve recognized by the Company as of December 31, 2012.  However, the future recording of such deferred tax assets are subject to additional valuation allowances at that time. See Part II - Item 8 - Note 9.

New Accounting Pronouncements

There are no new accounting pronouncements that would materially affect the Company's financial statements or results of operations for the periods reported herein.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,(the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in this Annual Report and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; (ix) certain assumptions regarding the outcome of pending legal and/or tax matters, based in whole or in part upon consultation with outside advisors, and (x) risks arising from unfavorable decisions in the Company's current material tax and litigation matters, or unfavorable decisions in other Supervisory Goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of
AmBase Corporation

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  Our audit also includes the financial statement schedule as of December 31, 2012 and 2011, and for the years then ended listed in the index at item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmBase Corporation and subsidiaries, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Marcum LLP
Hartford, CT
March 28, 2013

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011
Operating expenses:
Compensation and benefits	$17,980	$1,410
Professional and outside services	472	306
Property operating and maintenance	89	91
Depreciation	49	48
Insurance	44	33
Other operating	269	97
Total operating expenses	18,903	1,985
Operating income (loss)	(18,903)	(1,985)

Interest income	39	9
Realized gains (losses) on sales of investment securities	38	19
Unrealized gains (losses) on trading securities	-	(12)
Other income – Supervisory Goodwill Settlement	180,650	-
Other income - federal tax gross-up	18,930	-
Other income	16	124
Income (loss) before income taxes	180,770	(1,845)

Income tax expense	34,841	48
Net income (loss)	$145,929	$(1,893)

Net income (loss) per common share - basic	$3.37	$(0.04)
Net income (loss) per common share - assuming dilution	$3.37	$(0.04)

Weighted average common shares outstanding - basic	43,250	43,075
Weighted average common shares outstanding - assuming dilution	43,250	43,075
Cash dividend per common share	$2.00	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

Assets:	December 31, 2012	December 31, 2011
Cash and cash equivalents	$3,907	$7,615
Investments securities - held to maturity	79,787	-
Investments securities - trading carried at fair value	-	212
Total investment securities	79,787	212
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	582	533

Real estate owned, net	1,872	1,921

Indemnification asset - federal tax gross-up	18,930	-
Other assets	374	246
Total assets	$104,870	$9,994

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$1,946	$227
Federal taxes payable	501	-
Uncertain tax position reserve	34,157	-
Other liabilities	-	-

Total liabilities	36,604	227

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock ($0.01 par value, 200,000,000 authorized, 46,410,007 issued and 43,283,602 outstanding in 2012 and 43,075,410 outstanding in 2011)	464	464
Additional paid-in capital	548,304	548,164
Accumulated deficit	(478,334)	(536,752)
Treasury stock, at cost – 2012 - 3,126,405 shares; 2011 - 3,334,597 shares	(2,168)	(2,109)
Total stockholders' equity	68,266	9,767

Total liabilities and stockholders' equity	$104,870	$9,994

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2012 and 2011

($ in thousands, except per share data)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
December 31, 2010	$464	$548,044	$(534,859)	$(2,109)	$11,540

Net income (loss)	-	-	(1,893)	-	(1,893)
Stock-based compensation	-	120	-	-	120
December 31, 2011	464	548,164	(536,752)	(2,109)	9,767

Net income (loss)	-	-	145,929	-	145,929
Common stock repurchased for treasury	-	-	-	(489)	(489)
Stock options exercised	-	140	-	430	570
Cash dividend ($2.00 per common share)	-	-	(87,511)	-	(87,511)
December 31, 2012	$464	$548,304	$(478,334)	$(2,168)	$68,266

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011

Cash flows from operating activities:
Net income (loss)	$145,929	$(1,893)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	49	48
Realized gains (losses) on sales of investment securities	(38)	(19)
Provision for uncertain tax position reserve	34,157	-
Unrealized gain (losses) on trading securities	-	12
Stock-based compensation expense	-	120
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	(3)	-
Indemnification asset - federal tax gross-up	(18,930)	-
Other assets	(128)	(8)
Accounts payable and accrued liabilities	1,719	7
Federal taxes payable	501	-
Other liabilities	-	(2)
Net cash provided (used) by operating activities	163,256	(1,735)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	387,918	44,295
Purchases of investment securities - held to maturity	(467,702)	(36,095)
Sales of investment securities - trading	931	556
Purchases of investment securities - trading	(681)	(761)
Proceeds from (investment in) real estate limited partnership	-	21
Net cash provided (used) by investing activities	(79,534)	8,016

Cash flows from financing activities:
Common stock repurchased for treasury	(489)	-
Stock options exercised	570	-
Cash dividends paid	(87,511)	-
Net cash provided (used) by financing activities	(87,430)	-

Net change in cash and cash equivalents	(3,708)	6,281
Cash and cash equivalents at beginning of year	7,615	1,334
Cash and cash equivalents at end of year	$3,907	$7,615
Supplemental cash flow disclosure:
Income taxes paid	$181	$35

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation ("AmBase" or the "Company") is a holding company which, through a wholly owned subsidiary, owns a commercial office building in Greenwich, Connecticut. The Company previously owned an insurance company and a savings bank.

In February 1991, the Company sold its ownership interest in The Home Insurance Company and its subsidiaries. On December 4, 1992, Carteret Savings Bank, FA was placed in receivership by the Office of Thrift Supervision ("OTS").

On October 11, 2012, the United States Court of Federal Claims (the "Court of Federal Claims") issued an order approving the Settlement Agreement in the Supervisory Goodwill legal proceedings between AmBase, the Federal Deposit Insurance Corporation–Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States").  The Settlement Agreement was subject to approval by the Court of Federal Claims.  On October 19, 2012, the United States paid $180,650,000 (one hundred eighty million, six hundred fifty thousand dollars) directly to AmBase.  As part of the Settlement Agreement, the Company is also entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the settlement amount. The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award. For additional information see Notes 9 and 10.

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

Basis of Accounting
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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Investment securities

Securities that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity investments and are carried at amortized cost (which includes accrued interest).  Investment securities - held to maturity consist of U.S. Treasury Bills and are carried at amortized cost (which includes accrued interest) based upon the Company's intent and ability to hold these investments to maturity.  Investment securities – trading consist of investments in equity securities held for trading purposes and are carried at fair value with net unrealized gains and losses recorded directly in the consolidated statement of operations.

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as of December 31, 2012, the Company was required to record a tax reserve to reflect the net tax effect for potential tax audit and uncertainty that the Carteret worthless stock tax deduction included in the Company's 2012 tax returns as filed, (which met the uncertain tax position recognition test), could be disallowed in whole or in part by the tax authorities. The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement. As a result the Company recorded a receivable to reflect the net amount of the federal uncertain tax position reserve recognized, as noted above. The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards and use of the Company's AMT Tax Credits. A portion of the uncertain tax position reserve as of December 31, 2012, is attributable to state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement. For additional information see Note 9 and Note 10.

Earnings per share

Basic earnings per share ("EPS") exclude dilution and are computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.  Options were anti-dilutive in 2011.  There were no stock options outstanding at December 31, 2012.

Stock-based compensation

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2018.  A pre-determined number of shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, only a portion of such shares shall be available for issuance for Restricted Stock Awards and Merit Awards. Shares issued pursuant to the 1993 Plan shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair value of the Company's Common Stock on the date of grant of that Option. The term of any NQSO, ISO or related SAR cannot exceed terms under federal tax law and/or as prescribed in the 1993 Plan.  Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable pursuant to a vesting period prescribed at the time of grant.  In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stock-based compensation expense for all stock-based compensation awards for which vesting is based solely on employment service, are based on the grant date fair value estimated in accordance with accounting principles generally accepted in the United States of America.  The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  Compensation expense relating to stock options is recorded in the Consolidated Statement of Operations, with a corresponding increase in additional paid-in capital in the Consolidated Statement of Changes in Stockholders' Equity.  See Note 8 herein for a further discussion of stock-based compensation.

Depreciation

Depreciation expense for the Company's owned building is recorded on a straight-line basis over 39 years.  Tenant improvements if any, would be depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.

New Accounting Pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's financial statements.

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	December 31, 2012			December 31, 2011
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$79,787	$79,787	$79,794	$-	$-	$-
	$79,787	$79,787	$79,794	$-	$-	$-

Investment securities – trading consist of the following:

	December 31, 2012			December 31, 2011
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$212	$224	$212
	$-	$-	$-	$212	$224	$212

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands)
Held to Maturity:	December 31, 2012	December 31, 2011
Gross unrealized gains (losses)	$7	$-

Unrealized gains (losses) on investment securities - trading are as follows:

(in thousands)
	December 31, 2012	December 31, 2011
Cost basis	$-	$224
Current value	-	212
Unrealized gains (losses)	$-	$(12)

Realized gains (losses) on the sales of investment securities – trading are as follows:

(in thousands)
	Year Ended December 31, 2012	Year Ended December 31, 2011
Net sale proceeds	$931	$556
Cost basis	(893)	(537)
Realized gains (losses)	$38	$19

Note 4 – Real Estate Owned

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

The Company performs impairment tests if events or circumstances indicate that the property's carrying value may not be recoverable.  As noted above, based on the Company's analysis the Company believes the carrying value of the property as of December 31, 2012, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 - Savings Plans

The Company sponsors the AmBase 401(k) Savings Plan (the "Savings Plan"), which is a "Section 401(k) Plan" within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Savings Plan permits eligible employees to make contributions of a percentage of their compensation, which are matched by the Company at a percentage of the employees' elected deferral.  Employee contributions to the Savings Plan are invested at the employee's discretion, in various investment funds. The Company's matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to maximum limitations contained in the Code.

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011
Company matching contributions	$28	$26
Employer match %	33%	33%

Note 6 - Stockholders' Equity

Authorized capital stock consists of 50,000,000 shares of cumulative preferred stock, $0.01 par value, and 200,000,000 shares of Common Stock, $0.01 par value. There were no shares of preferred stock outstanding in 2012 or 2011.

Changes in the outstanding shares of Common Stock of the Company are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Common stock outstanding at beginning of period	43,075,410	43,075,410
Common stock repurchased for treasury	(471,808)	-
Issuance of treasury stock	680,000	-
Common stock outstanding at end of period	43,283,602	43,075,410

Changes in the treasury shares of Common Stock of the Company are as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Treasury stock held at beginning of period	3,334,597	3,334,597
Common stock repurchased for treasury	471,808	-
Issuance of treasury stock	(680,000)	-
Tresury stock held at end of period	3,126,405	3,334,597

Common stock reserved for issuance under the Company's stock option and other employee benefit plans is as follows:

December 31, 2012
Common shares reserved for issuance	4,430,000

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

Common Stock Repurchase Plan

In January 2002, the Company announced a common stock repurchase plan (the "Repurchase Plan") which allows for the repurchase by the Company of its common stock in the open market.

The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock.  Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.

Pursuant to the Repurchase Plan the Company repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions, as detailed below.

Information relating to the Repurchase Plan is as follows:

($ in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011
Common shares repurchased to treasury during period	471,808	-
Aggregate cost of shares repurchased during period	$489	$-

(in thousands)	December 31, 2012
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased	3,680
Total number of common shares that may still be repurchased	6,320

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities is as follows:

(in thousands, except per share data)
	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income (loss)	$145,929	$(1,893)
Weighted average common shares outstanding	43,250	43,075

Assumed dilutive effect of stock option exercise(s)	-	-
Weighted average common shares outstanding assuming dilution	43,250	43,075
Net income (loss) per common share - basic	$3.37	$(0.04)
Net income (loss) per common share - assuming dilution	$3.37	$(0.04)

Options to purchase shares of common stock which were excluded from the computation of diluted earnings per share due to the effect of being antidilutive in the computation of earnings per share were as follows:

(in thousands)	December 31, 2012	December 31, 2011
Option shares	-	816

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

If the Committee grants a Bonus under the 1994 Plan, the amount of the Annual Bonus Pool will be an amount equal to the sum of (i) plus (ii), where:

(i) a percentage of the amount by which the Company's Total Stockholders' Equity, as defined, on the last day of a Reference Year increased over the Company's Total Stockholders' Equity, as defined, on the last day of the immediately preceding Reference Year; and

(ii) a percentage of the amount by which the Company's market value, as defined, on the last day of the Reference Year increased over the Company's market value on the last day of the immediately preceding Reference Year.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item.   If the Committee determines within the time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to Participants shall be pursuant to percentages of the Annual Bonus Pool as set forth in the 1994 Plan to the Company's Chief Executive Officer, and a percentage of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee.  The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses.  In 2012, a portion of the compensation paid to Mr. Bianco is intended to qualify for deduction under the 1994 Plan.  No bonuses were paid attributable to the 1994 Plan for 2011.

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares") through May 28, 2018.  A pre-determined number of shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, only a portion of such shares are available for issuance for Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair value of the Company's Common Stock on the date of grant of that Option. The term of any NQSO, ISO or related SAR terms under Federal tax law and/or as prescribed in the 1993. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable pursuant to a vesting period prescribed at the time of grant.  In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.
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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Incentive plan activity is summarized as follows:

(shares in thousands)	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at December 31, 2010	836	$0.87
Expired	(20)	0.95

Outstanding at December 31, 2011	816	0.88
Exercised	(680)	0.84
Expired	(136)	1.09

Outstanding at December 31, 2012	-

Options exercisable at:
December 31, 2012	-	$-
December 31, 2011	816	$0.88

Information relating to the 1993 Plan is as follows:
(in thousands)	December 31, 2012	December 31, 2011
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year ended	$-	$120
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	-
Common shares reserved for issuance	4,320
Shares available for future stock option grants	4,320
Intrinsic value of options outstanding	$-
Intrinsic value of options exercisable	$-

The fair value of option awards are estimated on the date of grant using the Black-Scholes-Merton option valuation model ("Black-Scholes") utilizing certain assumptions at the time of valuation. Expected volatilities are based on historical volatility of the Company's stock.  The Company uses historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options granted is estimated based on the contractual lives of option grants, option vesting period and historical data and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond yield in effect at the time of grant.

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

The per share grant date weighted average estimated values of employee stock option grants under the 1993 Plan, as well as the assumptions used to calculate such values granted were as follows:

Year Ended December 31, 2011
Weighted average fair value at grant date	$0.60
Estimated dividend yield	0%
Risk free interest rate	0.25%
Estimated volatility	1.039
Expected life in years	2

Compensation expense relating to stock options is recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital in the Consolidated Statement of Stockholders' Equity.  There were no stock option grants in 2012.

Note 9 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011

Federal - current	$18,930	$-
State - current	15,911	48
Total current	34,841	48

Federal - deferred	38,167	-
Change in valuation allowance	(38,167)	-
Total deferred	-	-

Total income tax expense	$34,841	$48

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of pretax income/loss and the difference between income taxes computed at the statutory federal rate of 35% in 2012 and 2011, and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011

Income (loss) before income taxes	$180,770	$(1,845)

Tax expense (benefit) :
Tax at statutory federal rate	$63,270	$646
Permanent items	(6,173)	-
State income taxes	15,911	48
Accounting loss benefit not recognized	-	(646)
Change in valuation allowance	(38,167)	-

Income tax expense (benefit)	$34,841	$48

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Tax at statutory federal rate	35.0%	35.0%
State income taxes	8.8	2.6
Accounting loss benefit not recognized	-	(35.0)
Change in valuation allowance	(21.1)	-
Permanent differences, tax credits and other adjustments	(3.4)	-
Effective income tax rate	19.3%	2.6%

The Company recorded a reserve for uncertain tax positions in the amount of $34,157,000 and $0 as of December 31, 2012 and December 31, 2011. It is unclear as to whether any significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively.  The accompanying financial statements do not include any amounts for any such interest and/or penalties.

The Company's federal income tax returns for the years subsequent to 1992 have not been reviewed by the Internal Revenue Service ("IRS") or state authorities, except for tax year 2007, which was reviewed by the IRS and has been concluded.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2009.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As part of the Company's 2012 federal income tax ("FIT") return as filed  (subject to IRS audit adjustment/review), as prepared by the Company's outside tax advisors, the Company recognized a $152 million worthless stock deduction for the Company's investment tax basis in Carteret in the computation of the Company's 2012 taxable income.  The Company further reduced its 2012 federal taxable income through the utilization of $25 million of its previously available federal tax net operating loss ("NOL") carryforward deductions in the computation of the Company's 2012 federal tax liability.  The federal NOL carryforwards were required to be utilized in tax year 2012 as a result of the IRC regulations which require NOLs to be utilized in the first year in which the Company has taxable income; otherwise, use of the NOL carryforwards would be lost.  The worthless stock deduction was required to be recognized in the year of worthlessness, i.e. 2012.

As part of the Settlement Agreement in the Supervisory Goodwill legal proceedings, (as approved by the Court of Federal Claims), the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount. Based on the Company's 2012 FIT return, (subject to IRS audit adjustment/review), in March 2013 the Company paid approximately $501,000 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations. Pursuant to the Settlement Agreement, the Company is planning to seek a tax gross-up from the United States for the $501,000, plus applicable tax consequences relative to the reimbursement of this amount. The Company is also: (i) planning to seek a tax gross-up for any additional federal tax which could be owed as a result of additional taxes which may be imposed by the IRS upon tax return review or otherwise; and (ii) reserving the right to seek the economic value for deductions utilized against the Settlement Award.  Pursuant to the Settlement Agreement Rule 60(b) of the Rules of the Court of Federal Claims will govern the process for receiving a tax gross-up. At the current time, the Company has initiated discussions with the DOJ and the IRS in an effort to resolve the gross-up issues without additional court proceedings.  Based on the Company's March 2013 payment of the 2012 federal tax amount, the Company recorded a receivable of $501,000 to reflect a portion of the tax gross-up reimbursement the Company will be seeking pursuant to the Settlement Agreement, which was recognized as other income in the Company's Consolidated Statement of Operations.  For additional information, see Note 10 – Legal Proceedings.

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as of December 31, 2012, the Company was required to record an aggregate tax reserve of approximately $34,157,000; ($18.4 million for federal), to reflect the net tax effect for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction, (which did meet the uncertain tax position recognition test), could be disallowed in whole or in part by the tax authorities.

The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement. As a result the Company recorded an indemnification asset of $18.4 million to reflect the net amount of the federal uncertain tax position reserve recognized, as noted above, which was recognized as other income in the Company's Consolidated Statement of Operations. The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards totaling $24.1 million and use of the Company's AMT Tax Credits of $21.0 million.

State income tax amounts for 2012 and 2011 are primarily attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  In 2012, the Company reduced its state taxable income with the $152 million Carteret worthless stock deduction and through the utilization of $25 million of previously available state NOL carryforward deductions in the computation of the Company's 2012 state tax liability. Based on the state tax returns as filed the Company has approximately $1.9 million of NOL carryforward deductions remaining available for future use, which expire beginning in 2030. As noted herein above, pursuant to the accounting principles with regard to the recognition of uncertain tax positions, a portion of the uncertain tax position reserve as of December 31, 2012, is attributable to state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has calculated a net deferred tax asset arising primarily from the tax effect of the federal NOL carryforwards and the AMT Credits noted above.

 The net deferred tax asset is as follows:

	December 31, 2012	December 31, 2011
Net deferred tax asset	$-	$38,000,000
Valuation allowance	-	(38,000,000)
Net deferred tax asset recognized	$-	$-

The net deferred tax asset amounts noted above do not include any tax effects of the NOL's generated from the Company's investment in Carteret. A valuation allowance has been established for the entire net deferred tax asset in 2011, as management, at the current time, has no basis to conclude that realization is more likely than not.

As a result of the Office of Thrift Supervision's December 4, 1992 placement of Carteret Savings Bank, F.A. in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and then proposed Treasury Reg. §1.597-4(g), the Company had previously filed its 1992 and subsequent federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return.  Based upon the impact of Treasury Reg. §1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's tax basis in Carteret, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company originally decided not to make an election pursuant to final Treasury Reg. §1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "Election Decision").  Based on the lack of availability of Carteret and Carteret FSB information from December 1992 forward, the resolution of the Supervisory Goodwill legal proceedings and the Settlement Agreement, the Company filed its 2012 income tax returns with Carteret/Carteret FSB deconsolidated from the Company operations from December 1992 forward.

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however, that information has not been received. Because the Carteret and Carteret FSB tax information has not been received, the Company is unable to determine with certainty the amount of or the years in which any NOL's may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated relating to the Election Decision noted herein.

Based on information received to date, and prior to the recognition of the 1992 tax losses reflected on the Company's 1992 amended federal income tax return, as further described herein, the Company estimated that as of December 1992 it had a remaining tax basis related to its investment in Carteret of approximately $152 million.  Based on the Company's Election Decision, described herein, and the receipt of some of the requested information from the RTC/FDIC, the Company amended its 1992 consolidated federal income tax return to include the federal income tax effects of Carteret and Carteret FSB, (the "1992 Amended Return").

If the Company is successful in its appeal to the United States Court Appeals for the Second Circuit for the "Carryback Claims", the Company expects that the 1992 Amended Return will generate approximately $56 million of NOL's for tax year 1992, which the Company is seeking to carryback to prior tax years to produce refunds of tax previously paid. The 1992 Amended Return has not yet been accepted by the IRS. See "Carryback Claims," below for further information.  As part of the 1992 Amended Return approximately $56 million (of the $152 million) of Carteret/Carteret FSB tax basis is expected to be converted into NOL's, in tax year 1992.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

If the Carteret worthless stock deduction is denied by the IRS, the Carteret/Carteret FSB tax basis of approximately $96 million remaining after recognition of the 1992 Amended Return, may be converted into NOL carryforwards/carrybacks as additional tax losses are incurred by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; may be utilized in other tax years; or could begin to expire no earlier than the 2008 tax year based upon the year any NOL's are ultimately generated.  The Company can give no assurances with regard to the 1992 Amended Return, subsequent year returns, or the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company's tax basis in Carteret/Carteret FSB. NOL's generated from the Company's tax basis in Carteret/Carteret FSB are in addition to the NOL carryforwards/carrybacks generated based on the Company's federal income tax returns as previously filed from 1993 forward, as further detailed above.

In March 2000, the Company filed with the IRS several carryback claims and amendments to previously filed carryback claims (the "Carryback Claims") seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years plus applicable IRS interest, based on the filing of the 1992 Amended Return. The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  For additional information, see Note 10 – Legal Proceedings.

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

The Company believes the Carteret FSB federal income tax returns filed by the FDIC were improperly filed and are neither accurate nor valid.  Based on the information received to date, if the correct Carteret FSB federal income tax results were included with the Company's originally filed federal income tax returns, the Company, believes that no additional material federal income tax would be owed by the Company, although this cannot be assured because a contrary result is possible, given the uncertainty with various legal and factual assumptions underlying the Company's beliefs.  This assessment included among other items a review of the Carteret FSB federal income tax returns as prepared by the FDIC and the correction of errors originally reported therein, the proper application of federal NOL carryforwards and carrybacks, and the adherence to statute of limitation provisions contained in the Internal Revenue Code, as amended.

As explained above, although the Company does not believe that Carteret FSB or the Company will have a material federal income tax liability related to Carteret FSB for tax year 1995 (or any other tax year), the Company can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations.  Additionally, the Company believes that the Settlement Agreement, tax regulations and/or tax positions on the Company's tax returns as filed, would preclude additional tax owed resulting from the Carteret FSB receivership.  The Company is pursuing the Carryback Claims, as further described above, which could have an impact on the analysis of the prior year tax information.  The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential inter-relationship of the Carteret FSB federal income tax returns with the Company's federal income tax positions.  It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

Note 10 - Legal Proceedings

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation - The Company was a plaintiff in a legal proceeding seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A.  This legal proceeding was commenced in 1993 (the "Supervisory Goodwill" legal proceedings).  A Settlement Agreement in the Supervisory Goodwill legal proceedings between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), was executed (the "Settlement Agreement") which was subject to approval by the United States Court of Federal Claims (the "Court of Federal Claims").  On October 11, 2012, the Court of Federal Claims issued an order approving the Settlement Agreement, and on October 19, 2012, the United States paid $180,650,000 (one hundred eighty million, six hundred fifty thousand dollars) directly to AmBase (the "Settlement Amount").

As part of the Settlement Agreement, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  Based on the Company's 2012 federal tax return as filed (subject to IRS audit adjustment/review), in March 2013 the Company paid approximately $501,000 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations.  Pursuant to the Settlement Agreement, the Company is planning to seek a tax gross-up from the United States for the $501,000, plus applicable tax consequences relative to the reimbursement of this amount.  The Company is also: (i) planning to seek a tax gross-up for any additional federal tax which could be owed as a result of additional taxes which may be imposed by the IRS upon tax return review or otherwise; and (ii) is reserving the right to seek the economic value for deductions utilized against the Settlement Award.  Pursuant to the Settlement Agreement Rule 60(b) of the Rules of the Court of Federal Claims will govern the process for receiving a tax gross-up. At the current time the Company has initiated discussions with the DOJ and the IRS in an effort to favorably resolve the gross-up issues without additional court proceedings.  For additional information, see Note 9 – Income Taxes.

Pursuant to the 2007 Employment Agreement, as amended, between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement"), Mr. Bianco was paid an incentive payment of $13.6 million based on the receipt by the Company of the Settlement Amount. An additional amount, to be determined, could be due to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the Settlement Amount.  At December 31, 2012 the Company has accrued (but has not paid) approximately $1.9 million of additional compensation expense to Mr. Bianco related to the receivable for the tax gross-up discussed above. The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice (the "DOJ"), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the DOJ's Motion to Dismiss, as well as the Company's own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the DOJ's Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction. On August 30, 2010, the Company filed a Motion to Set Aside the Court's Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company's motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court's ruling that the Company's refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company's Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the DOJ's Cross Motion for Summary Judgment and a Reply to the DOJ's Opposition to the Company's Summary Judgment Motion, and the DOJ in June 2011, subsequently filed a response brief.  The Court granted the Company's motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the DOJ filed an Opposition to the Company's Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the DOJ's Opposition to the Company's Motion for Partial Summary Judgment.  On May 23, 2012, the Court issued an order denying the Company's Motion for Partial Summary Judgment.  Under the Court's rulings, the Company would not be entitled to recover a tax refund.  On July 5, 2012, the Court entered its final judgment and order determining that the Company is not entitled to a refund.  In December 2012, the Company filed an appeal of the adverse judgment to the United States Court of Appeals for the Second Circuit, where the matter is pending.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  See Note 9 – Income Taxes for further information.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents are based on Level 1 criteria approximate fair value due to the short-term nature of these instruments.  The fair value of investment securities held to maturity and investment securities held for trading are based on current market quotations and therefore are based on Level 1 criteria.

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

As of December 31, 2012, the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

Evaluation of Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2012, the Company's internal control over financial reporting is effective based on those criteria.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers required by this item is set forth following Item 3 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2013, under the captions "Proposal No. 1 - Election of Directors" and  "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2012 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.    EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2013, under the captions "Executive Compensation," "Employment Contracts," and "Compensation of Directors" which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2012 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2012 as follows:

	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance

Equity Compensation
Plans approved by stockholders	-	$-	4,320,000

Equity Compensation
Plan not approved by stockholders	-	-	110,000

Total	-	$-	4,430,000

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

For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2013, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2012 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2013, under the captions "Proposal No. 1 - Election of Directors" and "Information Concerning the Board and its Committees," which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2012 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading "Proposal 2 - Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2013, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2012 fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report:
1. Index to Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	11
Consolidated Statements of Operations	12
Consolidated Balance Sheets	13
Consolidated Statements of Changes in Stockholders' Equity	14
Consolidated Statements of Cash Flows	15
Notes to Consolidated Financial Statements	16
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
4.
Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996 and November 1, 2000, November 9, 2005, and November 10, 2010), (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, and the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, respectively).

10A.	1993 Stock Incentive Plan as amended (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 2008).
10B.	1994 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1994).
10C.	AmBase Officers and Key Employees Stock Purchase and Loan Plan (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).
10D.
Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, for employment from June 1, 2007 through May 31, 2012, (incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ending December 31, 2005), and as amended January 1, 2008, (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ending December 31, 2007) and as amended as of January 1, 2012, incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ending December 31, 2011.

14.	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ending December 31, 2003).
21.	Subsidiaries of the Registrant.
23.	Consent Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.
99.	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company's Current report on Form 8-K filed on October 22, 2012 and included herein).

Exhibits, except as otherwise indicated above, are filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 28, 2013	/s/JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 28, 2013

/s/JERRY Y. CARNEGIE Director Date: March 28, 2013	/s/ ALESSANDRA F. B. HALLORAN Director Date: March 28, 2013

/s/ THEODORE T. HORTON, JR. Director Date: March 28, 2013	/s/KENNETH M. SCHMIDT Director Date: March 28, 2013

/s/SALVATORE TRANI Director Date: March 28, 2013

AMBASE CORPORATION AND SUBSIDIARIES
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Office Building:
Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454

Total	$-	$554	$1,880	$20	$554	$1,900	$2,454

[Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated Latest Income Statement
Office Building:
Greenwich, CT	$582	1970	Apr.-01	39 years

Total	$582

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Balance at beginning of year	$2,454	$2,454
Improvements	-	-
Acquisitions	-	-
Disposition	-	-
Balance at end of year	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$533	$485
Depreciation expense	49	48
Dispositions	-	-
Balance at end of year	$582	$533

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Jerry Y. Carnegie Private Investor	Salvatore Trani Private Investor	Alessandra F. B. Halloran Senior Officer BARC Investments, LLC

Theodore T. Horton, Jr. Private Investor	Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John P. Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2013 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 6, 2013, at:

Hyatt Regency Hotel
1800 East Putnam Avenue
Greenwich, CT  06870
Corporate Headquarters AmBase Corporation 100 Putnam Green, 3rd Floor Greenwich, CT 06830-6027 (203) 532-2000

Common Stock Trading

AmBase stock is traded through one or more market-makers with quotations made available in the "pink sheets" published by the National Quotation Bureau, Inc.

Issue:  Common Stock
Abbreviation:  AmBase
Ticker Symbol:  ABCP.OB

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2013, there were approximately 12,300 stockholders.

37