Form 10-Q
period 2013-03-31
AMBASE CORP
filed 2013-05-14
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

At April 30, 2013, there were 42,789,398 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2013

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2013	2012
Operating expenses:
Compensation and benefits	$343	$338
Professional and outside services	216	109
Property operating and maintenance	26	24
Depreciation	12	12
Insurance	8	7
Other operating	67	27
Total operating expenses	672	517
Operating income (loss)	(672)	(517)

Interest income	17	3
Realized gains (losses) on sales of investment securities	2	16
Unrealized gains (losses) on trading securities	-	-
Other income – federal tax gross up	-	-
Other income	-	13
Income (loss) before income taxes	(653)	(485)

Income tax expense (benefit)	64	11
Net income (loss)	$(717)	$(496)

Net income (loss) per common share - basic	$(0.02)	$(0.01)
Net income (loss) per common share - assuming dilution	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic	43,203	43,075
Weighted average common shares outstanding - assuming dilution	43,203	43,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)
Assets:	March 31, 2013	December 31, 2012
Cash and cash equivalents	$3,518	$3,907
Investments securities - held to maturity	78,970	79,787
Investments securities - trading carried at fair value	-	-
Total investment securities	78,970	79,787
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	594	582

Real estate owned, net	1,860	1,872

Indemnification asset - federal tax gross-up	18,930	18,930
Other assets	240	374
Total assets	$103,518	$104,870

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$1,945	$1,946
Federal taxes payable	-	501
Uncertain tax position reserve	34,157	34,157
Other liabilities	-	-

Total liabilities	36,102	36,604

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 43,164 outstanding in 2013 and 43,284 outstanding in 2012)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(479,051)	(478,334)
Treasury stock, at cost – 2013 - 3,246 shares; 2012 - 3,126 shares	(2,301)	(2,168)
Total stockholders' equity	67,416	68,266

Total liabilities and stockholders' equity	$103,518	$104,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income (loss)	$(717)	$(496)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	12	12
Realized gains (losses) on sales of investment securities	(2)	(16)
Provision for uncertain tax position reserve	-	-
Unrealized gain (losses) on trading securities	-	-
Stock-based compensation expense	-	-
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	-	(1)
Indemnification asset - federal tax gross-up	-	-
Other assets	134	-
Accounts payable and accrued liabilities	(1)	(107)
Federal taxes payable	(501)	-
Other liabilities	-	2
Net cash provided (used) by operating activities	(1,075)	(606)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	99,183	6,000
Purchases of investment securities - held to maturity	(98,366)	(11,699)
Sales of investment securities - trading	3	233
Purchases of investment securities - trading	(1)	(5)
Proceeds from (investment in) real estate limited partnership	-	-
Net cash provided (used) by investing activities	819	(5,471)

Cash flows from financing activities:
Common stock repurchased for treasury	(133)	-
Stock options exercised	-	-
Cash dividends paid	-	-
Net cash provided (used) by financing activities	(133)	-

Net change in cash and cash equivalents	(389)	(6,077)
Cash and cash equivalents at beginning of period	3,907	7,615
Cash and cash equivalents at end of period	$3,518	$1,538
Supplemental cash flow disclosure:
Income taxes paid	$611	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization

The accompanying condensed consolidated financial statements of AmBase Corporation and its wholly-owned subsidiaries (the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2012.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an indemnification asset, and real estate owned. The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents. The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Notes 8 and 9.  Discussions and negotiations are ongoing with respect to certain of these matters.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

Note 2 – Recent Accounting Pronouncements

There are no new accounting pronouncements that would materially affect the Company's consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	March 31, 2013			December 31, 2012
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$78,970	$78,970	$78,973	$79,787	$79,787	$79,794
	$78,970	$78,970	$78,973	$79,787	$79,787	$79,794

Investment securities - trading consist of the following:

	March 31, 2013			December 31, 2012
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands) Held to Maturity:	March 31, 2013	December 31, 2012
Gross unrealized gains (losses)	$3	$7

Unrealized gains (losses) on investment securities - trading are as follows:

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cost basis	$-	$-
Current value	-	-
Unrealized gains (losses)	$-	$-

Realized gains (losses) on the sales of investment securities – trading are as follows:

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net sale proceeds	$3	$233
Cost basis	(1)	(217)
Realized gains (losses)	$2	$16

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, the Company believes the property's fair value exceeds the property's current carrying value.  The Company's impairment analysis includes a comprehensive range of factors including but not limited to:  the location of the property; property condition; current market conditions; comparable sales; current market rents in the area; new building zoning restrictions; raw land values; new building construction costs; building operating costs; leasing values; and cap rates for comparable buildings in the area.  Varying degrees of weight are given each factor.  Based on the Company's analysis these factors, taken together and/or considered individually, form the basis for the Company's analysis that no impairment condition exists.

The Company performs impairment tests if events or circumstances indicate that the property's carrying value may not be recoverable.  As noted above, based on the Company's analysis the Company believes the carrying value of the real estate owned as of March 31, 2013, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Company matching contributions	$13	$15
Employer match %	33%	33%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Pursuant to the Repurchase Plan the Company repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions, as detailed below.  Information relating to the Repurchase Plan is as follows:

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Common shares repurchased to treasury during period	120	-
Aggregate cost of shares repurchased during period	$133	$-

(in thousands)	March 31, 2013
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased	3,800
Total number of shares that may still be repurchased	6,200

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  No stock options were outstanding at March 31, 2013 or December 31, 2012.  No stock options were granted during the three months ended March 31, 2013 and 2012.  During the three months ended March 31, 2012, 136,000 stock options expired.

Common stock reserved for issuance under the Company's stock option and other employee benefit plans is as follows:

(in thousands)	March 31, 2013
Stock option plan	4,320
Other employee benefit plan	100
Total common shares reserved for issuance	4,430

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Federal - current	$-	$-
State - current	64	11
Total current	64	11
		-
Federal - deferred	(229)	(170)
Change in valuation allowance	229	170
Total deferred	-	-

Total income tax expense	$64	$11

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 2013 and 2012, and the provision for income taxes are as follows:

(in thousands)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Income (loss) before income taxes	$(653)	$(485)

Tax expense (benefit) :
Tax at statutory federal rate	$(229)	$(170)
Permanent items	-	-
State income taxes	64	11
Accounting loss benefit not recognized	-	-
Change in valuation allowance	229	170

Income tax expense (benefit)	$64	$11

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Tax at statutory federal rate	35.0%	35.0%
State income taxes	(9.8)	(2.6)
Accounting loss benefit not recognized	-	-
Change in valuation allowance	(35.0)	(35.0)
Permanent differences, tax credits and other adjustments	-	-
Effective income tax rate	(9.8)%	(2.6)%

The Company has recorded a reserve for uncertain tax positions in the amount of $34,157,000 as of March 31, 2013 and December 31, 2012. It is unclear whether any significant changes in unrecognized income tax benefits are currently expected to occur over the next year. Interest and/or penalties related to underpayments of income taxes, if applicable, would be included in interest expense and operating expenses, respectively.  The accompanying financial statements do not include any amounts for any such interest and/or penalties.

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

Based on the Company's 2012 federal income tax ("FIT") return as filed (subject to IRS audit adjustment/review), as prepared by the Company's outside tax advisors, the Company recognized a $152 million worthless stock deduction for the Company's investment tax basis in Carteret in the computation of the Company's 2012 taxable income.  The Company further reduced its 2012 federal taxable income through the utilization of $25 million of its previously available federal tax net operating loss ("NOL") carryforward deductions in the computation of the Company's 2012 federal tax liability.  The federal NOL carryforwards were required to be utilized in tax year 2012 as a result of the Internal Revenue Code ("IRC") regulations that require NOLs to be utilized in the first year in which the Company has taxable income; otherwise, use of the NOL carryforwards would be lost.  The worthless stock deduction was required to be recognized in the year of worthlessness, i.e. 2012.

As part of the Settlement Agreement in the Supervisory Goodwill legal proceedings, (as approved by the Court of Federal Claims), the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount. Based on the Company's 2012 federal income tax return as filed (subject to IRS audit adjustment/review), in March 2013, the Company paid approximately $501,000 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations.  Pursuant to the Settlement Agreement, the Company, on May 3, 2013, filed a Rule 60(b) Motion with the Court of Federal Claims seeking a tax gross-up from the United States for the $501,000, plus applicable tax consequences relative to the reimbursement of this amount.  The Company is also: (i) reserving the right to seek a tax gross-up for any additional federal tax which could be owed as a result of additional taxes which may be imposed by the IRS upon tax return review or otherwise; and (ii) is reserving the right to seek the economic value for deductions utilized against the Settlement Award.  Pursuant to the Settlement Agreement, Rule 60(b) of the Rules of the Court of Federal Claims will govern the process for receiving a tax gross-up. Based on the Company's March 2013 payment of the 2012 federal tax amount, the Company recorded a receivable of $501,000 to reflect a portion of the tax gross-up reimbursement the Company is seeking pursuant to the Settlement Agreement, which was recognized as a component of the Indemnification asset - federal tax gross-up in the Company's Consolidated Balance Sheet.  For additional information, see Note 9 – Legal Proceedings.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as of March 31, 2013 and December 31, 2012, the Company was required to record an aggregate tax reserve of approximately $34,157,000; ($18.4 million for federal), to reflect the net tax effect for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction, (uncertain tax position), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result the Company recorded an indemnification asset of $18.4 million to reflect the net amount of the federal uncertain tax position reserve recognized, as noted above.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of March 31, 2013 and December 31, 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.

State income tax amounts for the three months ended March 31, 2013 and 2012 are primarily attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  Based on the state tax returns as filed the Company has approximately $1.9 million of state NOL carryforward deductions remaining available for future use, which expire beginning in 2030.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

As explained above, although the Company does not believe that Carteret FSB or the Company will have a material federal income tax liability related to Carteret FSB for tax year 1995 (or any other tax year), the Company can give no assurances of the final amounts, if any, of federal income taxes owed by the Carteret FSB receivership or by the Company as a result of the Carteret FSB receivership operations.  The Company believes that the Settlement Agreement, tax regulations and tax positions on the Company's tax returns as filed, would preclude additional tax owed resulting from the Carteret FSB receivership.  The Company is pursuing the Carryback Claims, as further described above, which could have an impact on the analysis of the prior year tax information.  The discussion of the Carteret FSB federal income tax results is intended to provide details as to the potential inter-relationship of the Carteret FSB federal income tax returns with the Company's federal income tax positions.  It is not a reflection of any federal income tax liability of the Company arising from the Carteret receivership operations.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 - Legal Proceedings

The information contained in Item 8 - Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report.  There have been no material developments in such legal proceedings, except as set forth below.

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Settlement Agreement – Tax Gross-up - The Company was a plaintiff in a legal proceeding seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A.  This legal proceeding was commenced in 1993 (the "Supervisory Goodwill" legal proceedings).  A Settlement Agreement in the Supervisory Goodwill legal proceedings between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), was executed (the "Settlement Agreement") which was subject to approval by the United States Court of Federal Claims (the "Court of Federal Claims").  On October 11, 2012, the Court of Federal Claims issued an order approving the Settlement Agreement, and on October 19, 2012, the United States paid $180,650,000 directly to AmBase (the "Settlement Amount").

As part of the Settlement Agreement, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  Based on the Company's 2012 federal income tax return as filed (subject to IRS audit adjustment/review), in March 2013, the Company paid approximately $501,000 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations.  Pursuant to the Settlement Agreement, the Company, on May 3, 2013, filed a Rule 60(b) Motion with the Court of Federal Claims seeking a tax gross-up from the United States for the $501,000, plus applicable tax consequences relative to the reimbursement of this amount.  The Company is also: (i) reserving the right to seek a tax gross-up for any additional federal tax which could be owed as a result of additional taxes which may be imposed by the IRS upon tax return review or otherwise; and (ii) is reserving the right to seek the economic value for deductions utilized against the Settlement Award.  Pursuant to the Settlement Agreement, Rule 60(b) of the Rules of the Court of Federal Claims will govern the process for receiving a tax gross-up.  For additional information, see Note 8 – Income Taxes.

Pursuant to the 2007 Employment Agreement, as amended, between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement") in 2012, Mr. Bianco was paid an incentive payment of $13.6 million based on the receipt by the Company of the Settlement Amount.  An additional amount, to be determined, could be due to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the Settlement Amount.  As of March 31, 2013 and December 31, 2012, the Company has accrued (but has not paid) approximately $1.9 million of additional compensation expense to Mr. Bianco related to the receivable for the tax gross-up discussed above.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice (the "DOJ"), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the DOJ's Motion to Dismiss, as well as the Company's own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the DOJ's Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court's Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company's motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court's ruling that the Company's refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company's Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the DOJ's Cross Motion for Summary Judgment and a Reply to the DOJ's Opposition to the Company's Summary Judgment Motion, and the DOJ in June 2011, subsequently filed a response brief.  The Court granted the Company's motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the DOJ filed an Opposition to the Company's Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the DOJ's Opposition to the Company's Motion for Partial Summary Judgment.  On May 23, 2012, the Court issued an order denying the Company's Motion for Partial Summary Judgment.  Under the Court's rulings, the Company would not be entitled to recover a tax refund.  On July 5, 2012, the Court entered its final judgment and order determining that the Company is not entitled to a refund.  In December 2012, the Company filed an appeal of the adverse judgment to the United States Court of Appeals for the Second Circuit, where the matter is pending.  The parties have filed their briefs and the case is currently scheduled for oral argument on June 10, 2013.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  See Note 8 – Income Taxes for further information.

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2013, through the report issuance date.

Item 2.                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report, together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,(the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters.  When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in this Annual Report and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; (ix) certain assumptions regarding the outcome of pending legal and/or tax matters, based in whole or in part upon consultation with outside advisors, and (x) risks arising from unfavorable decisions in the Company's current material tax and litigation matters, or unfavorable decisions in other Supervisory Goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at March 31, 2013, aggregated $103,518,000, consisting principally of cash and cash equivalents of $3,518,000, investment securities of $78,970,000, an indemnification asset - federal tax gross-up of $18,930,000 and real estate owned, net of $1,860,000.   At March 31, 2013, the Company's liabilities, including an uncertain tax position reserve, aggregated $36,102,000.  Total stockholders' equity was $67,416,000.

For the three months ended March 31, 2013, cash of $1,075,000 was used by operations due to payment of 2012 federal tax liability based on the Company's federal income tax return as filed and the payment of operating expenses during the three months ended March 31, 2013.  The cash needs of the Company for three months ended March 31, 2013 were principally satisfied by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

In October 2012, the Company received $180,650,000 pursuant to the Supervisory Goodwill Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States").  As part of the Settlement Agreement, the Company is also entitled to a tax-gross-up in an amount to be determined if and when any federal taxes should be imposed on the settlement amount.

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as of March 31, 2013 and December 31, 2012, the Company was required to record an aggregate tax reserve of approximately $34,157,000; ($18.4 million for federal), to reflect the net tax effect for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction, (which did meet the uncertain tax position recognition test), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result the Company recorded an indemnification asset of $18.4 million to reflect the net amount of the federal uncertain tax position reserve recognized, as noted above.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of March 31, 2013 and December 31, 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement. For additional information see Part I – Item 1 – Notes 8 and 9 to the Company's consolidated financial statements for a discussion of Income Taxes and the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

For the three months ended March 31, 2012, cash of $606,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2012, were satisfied by the Company's financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of one commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of March 31, 2013, has not been impaired.

Accounts payable and accrued liabilities and federal taxes payable as of March 31, 2013, decreased from December 31, 2012, principally as a result of the payment of federal taxes payable.  Included in accounts payable and accrued liabilities as of March 31, 2013 and December 31, 2012 is an incentive compensation accrual to Mr. Bianco of approximately $1.9 million related to the tax gross-up receivable in connection with the Settlement Amount. See Part I - Item 1 - Note 9 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

There are no other material commitments for capital expenditures as of March 31, 2013.  Inflation has had no material impact on the business and operations of the Company.

The Company continues to evaluate a number of possible acquisitions, and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims as described in Part I – Item 1. Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.  For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and Carryback Claims see Part I - Item 1 – Notes 8 and 9.

Results of Operations for the Three Months Ended March 31, 2013 vs. the Three Months Ended March 31, 2012

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

The Company recorded a net loss of $717,000 or $0.02 per share for the three months ended March 31, 2013.  For the three months ended March 31, 2012, the Company recorded a net loss of $496,000 or $0.01 per share.

Compensation and benefits increased slightly to $343,000 in three months ended March 31, 2013, compared to $338,000 in the three months ended March 31, 2012.  The increase in the 2013 three month period is due to a slight increase in benefit costs in the 2013 period versus the same 2012 period.  No stock based compensation expense was recorded in the three months ended March 31, 2013 or March 31, 2012.

Professional and outside services increased to $216,000 in the three months ended March 31, 2013, compared to $109,000 in the respective 2012 period.  The increase in the 2013 period as compared to the 2012 period is principally the result of a higher level of legal and professional fees due to tax and legal fees relating to the Supervisory Goodwill Settlement Agreement tax gross-up matters.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Property operating and maintenance expenses were $26,000 for the three months ended March 31, 2013, compared to $24,000 in the respective 2012 period.  The increased expense in 2013 compared to the 2012 period is due to an increase in the overall level of repairs and maintenance expenses.

Insurance expenses increased slightly to $8,000 in the three months ended March 31, 2013, compared with $7,000 in the respective 2012 period.  The increase is generally due to an increase in insurance premium costs.

Other operating expenses increased to $67,000 in the three months ended March 31, 2013 versus $27,000 for the three months ended March 31, 2012, due to an increased franchise tax expense resulting from an increased tax base in 2013 versus the same period of 2012 due to the settlement proceeds received in October 2012, in the Supervisory Goodwill legal proceedings.

Interest income in the three months ended March 31, 2013, was $17,000 compared to $3,000 for the three months ended March 31, 2012 due to a higher average level of cash and cash equivalents and investments on hand in the 2013 period.

Realized gains on sales of investment securities were $2,000 for the three months ended March 31, 2013 and $16,000 for the three months ended March 31, 2012.  The gains are the result of the realization of gains on sales of securities held for trading.

Other income of $13,000 for the three months ended March 31, 2012, is attributable to recovery of funds by the Company from items previously written off.

The Company recognized an income tax provision of $64,000 for the three months ended March 31, 2013, as compared with an income tax provision of $11,000 for the three months ended March 31, 2012.  The income tax provision for the 2013 and 2012 periods are primarily attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  The increase in the three months ended March 31, 2013 versus the respective 2012 period is attributable to an increased tax base in 2013 due to the settlement proceeds received in October 2012 in the Supervisory Goodwill legal proceedings.  Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

In March 2013, the Company paid a federal alternative minimum tax liability of $501,000 based on the Company's 2012 federal income tax return as filed and during 2012 paid $180,000 for tax imposed by the state jurisdictions based on the Company's 2012 state tax returns as filed. A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part I - Item 1 - Note 8 to the Company's consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2013.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of the Company's legal proceedings, including a discussion of the Company's Supervisory Goodwill litigation and Carryback Claims, see Part I - Item 1 - Note 9 - Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 in response to Item 1A to Part I of Form 10-K.

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

Exhibit 101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL:  (i) Consolidated Statement of Operations (unaudited); (ii) Consolidated Balance Sheets (unaudited); (iii) Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John P. Ferrara
By	JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 14, 2013