Form 10-Q
period 2013-06-30
AMBASE CORP
filed 2013-08-13
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

At July 31, 2013, there were 42,176,758 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Second Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses:
Compensation and benefits	$338	$317	$681	$655
Professional and outside services	177	96	393	205
Property operating and maintenance	25	20	51	44
Depreciation	12	12	24	24
Insurance	11	11	19	18
Other operating	87	23	154	50
Total operating expenses	650	479	1,322	996
Operating income (loss)	(650)	(479)	(1,322)	(996)

Interest income	23	1	40	4
Realized gains (losses) on sales of investment securities	4	9	6	25
Unrealized gains (losses) on trading securities	-	(6)	-	(6)
Other income – federal tax gross up	-	-	-	-
Other income	-	4	-	17
Equity income (loss) - 111 West 57th Partners LLC	(12)	-	(12)	-
Income (loss) before income taxes	(635)	(471)	(1,288)	(956)

Income tax expense (benefit)	748	11	812	22
Net income (loss)	$(1,383)	$(482)	$(2,100)	$(978)

Net income (loss) per common share - basic	$(0.03)	$(0.01)	$(0.05)	$(0.02)
Net income (loss) per common share - assuming dilution	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted average common shares outstanding - basic	42,664	43,075	42,933	43,075
Weighted average common shares outstanding - assuming dilution	42,664	43,075	42,933	43,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)
Assets:	June 30, 2013	December 31, 2012
Cash and cash equivalents	$14,238	$3,907
Investments securities - held to maturity	9,500	79,787
Investments securities - trading carried at fair value	-	-
Total investment securities	9,500	79,787
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	606	582

Real estate owned, net	1,848	1,872
Indemnification asset - federal tax gross-up	18,930	18,930
Investment in 111 West 57th Partners LLC	57,238	-
Other assets	280	374
Total assets	$102,034	$104,870

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$2,114	$1,946
Federal taxes payable	-	501
Uncertain tax position reserve	34,841	34,157
Other liabilities	-	-

Total liabilities	36,955	36,604

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 42,371 outstanding in 2013 and 43,284 outstanding in 2012)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(480,434)	(478,334)
Treasury stock, at cost – 2013 - 4,039 shares; 2012 - 3,126 shares	(3,255)	(2,168)
Total stockholders' equity	65,079	68,266

Total liabilities and stockholders' equity	$102,034	$104,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income (loss)	$(2,100)	$(978)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	24	24
Realized (gains) losses on sales of investment securities	(6)	(25)
Provision for uncertain tax position reserve	684	-
Equity (income) loss - 111 West 57th Partners LLC	12	-
Unrealized (gains) losses on trading securities	-	6
Stock-based compensation expense	-	-
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	2	-
Indemnification asset - federal tax gross-up	-	-
Other assets	94	(35)
Accounts payable and accrued liabilities	168	(83)
Federal taxes payable	(501)	-
Other liabilities	-	2
Net cash provided (used) by operating activities	(1,623)	(1,089)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	187,650	11,699
Purchases of investment securities - held to maturity	(117,365)	(17,098)
Sales of investment securities - trading	6	505
Purchases of investment securities - trading	-	(351)
Equity investment - 111 West 57th Partners LLC	(57,250)	-
Proceeds from (investment in) real estate limited partnership	-	-
Net cash provided (used) by investing activities	13,041	(5,245)

Cash flows from financing activities:
Common stock repurchased for treasury	(1,087)	-
Stock options exercised	-	-
Cash dividends paid	-	-
Net cash provided (used) by financing activities	(1,087)	-

Net change in cash and cash equivalents	10,331	(6,334)
Cash and cash equivalents at beginning of period	3,907	7,615
Cash and cash equivalents at end of period	$14,238	$1,281
Supplemental cash flow disclosure:
Income taxes paid	$661	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries ("AmBase" or the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions, that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2012.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an equity investment in a real estate development property, an indemnification asset, and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Note 5, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property in New York City, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Notes 9 and 10.  Discussions and negotiations are ongoing with respect to certain of these matters.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and Carryback Claims see Notes 9 and 10.

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's condensed consolidated financial statements.

Principals of consolidation

The condensed consolidated financial statements are comprised of the accounts of the Company and its wholly owned subsidiaries.  All material intercompany transactions and balances have been eliminated.

Equity method investment

Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control (under GAAP), over the investment. Investments accounted for under the equity method are carried at cost, plus or minus the Company's equity in the increases and decreases in the net assets after the date of acquisition and certain other adjustments. The Company's share of income or loss for equity method investments is recorded in the condensed consolidated statements of operations as equity income (loss).  Dividends received, if any, would reduce the carrying amount of the Company's investment.

Income taxes

The Company classifies interest and/or penalties related to under payments of income taxes if applicable or if present on uncertain tax positions as a component of income tax expense (benefit) and operating expenses, respectively.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

(in thousands)	June 30, 2013			December 31, 2012
Held to Maturity:
U.S. Treasury Bills	$9,500	$9,500	$9,500	$79,787	$79,787	$79,794
	$9,500	$9,500	$9,500	$79,787	$79,787	$79,794

Investment securities - trading consist of the following:

	June 30, 2013			December 31, 2012
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands) Held to Maturity:	June 30, 2013	December 31, 2012
Gross unrealized gains (losses)	$-	$7

Realized gains (losses) on the sales of investment securities held for trading are as follows:

	Second Quarter Ended		Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sale proceeds	$4	$272	$6	$505
Cost basis	-	(263)	-	(480)
Realized gains (losses)	$4	$9	$6	$25

Unrealized gains (losses) on investment securities held for trading are as follows:

	Second Quarter Ended		Six Months Ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost basis	$-	$83	$-	$83
Current value	-	77	-	77
Unrealized gains (losses)	$-	$(6)	$-	$(6)

Note 4 –Real Estate Owned

The Company owns a commercial office building in Greenwich, Connecticut that contains approximately 14,500 square feet.  The Company utilizes approximately 3,500 square feet for its executive offices; the remaining space is currently unoccupied and available for lease.  Depreciation expense for the building is calculated on a straight-line basis over 39 years. Tenant improvements, if any, would be depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.  The building is carried at cost, net of accumulated depreciation.

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

The Company performs impairment tests on a regular basis and/or if events or circumstances indicate that the property's carrying value may not be recoverable.  As noted above, based on the Company's analysis the Company believes the carrying value of the real estate owned as of June 30, 2013, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Investment in 111 West 57th Partners LLC

On June 28, 2013, 111 West 57th Investment LLC, a Delaware limited liability company ("Investment LLC"), a newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, a Delaware limited liability company (the "Sponsor"), an entity affiliated with Michael Stern of JDS Development Group, and Kevin Maloney of Property Markets Group, Inc., pursuant to which Investment LLC invested $56,000,000 (the "Investment") in a real estate development project to purchase and develop the real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  In consideration for making the Investment, Investment LLC was granted a 59% membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), a Delaware limited liability company, which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date").  The JV Agreement was submitted into escrow pursuant to that certain Escrow Procedure Letter dated as of June 17, 2013 between Sponsor and Investment LLC (the "Escrow Letter"), and became effective on the Closing Date.  The Company also indirectly contributed an additional $1,250,000 to the Joint Venture in exchange for an additional indirect 1.3% interest in the Joint Venture.  Other members and the Sponsor contributed an additional $37,750,000 of cash and/or property to the Joint Venture.

The JV Agreement and related operating agreements generally provide that all distributable cash shall be distributed as follows: (i) first, 100% to the members in proportion to their percentage interests until Investment LLC has received distributions yielding a 20% internal rate of return as calculated; (ii) second, 100% to the Sponsor as a return of (but not a return on) any additional capital contributions made by the Sponsor on account of manager overruns; and (iii) thereafter, (a) 50% to the members in proportion to their respective percentage interests at the time of such distribution, and (b) fifty percent 50% to the Sponsor.

Additionally, the JV Agreement provides that (i) Mr. Richard A. Bianco (the Company's current Chairman, President and Chief Executive Officer) ("Mr. R. A. Bianco"), his immediate family, and/or any limited liability company wholly-owned thereby, and/or a trust in which Mr. R. A. Bianco and/or his immediate family is the beneficiary, shall at all times own, in the aggregate, not less than 20% of the outstanding shares of AmBase; and (ii) Mr. R. A. Bianco shall remain the Chairman of the Board of Directors of AmBase for the duration of the JV Agreement.
The 111 West 57th Property was acquired from 57th Street Partners NY, LLC (an entity affiliated with Starwood Capital Group Global), Steinway, Inc., and 111 West 57th Street Associates, L.P. (an entity affiliated with Wexford Capital LLC), pursuant to three separate purchase agreements for various components of the 111 West 57th Property.  The aggregate purchase price as noted herein below includes various capitalized costs for the 111 West 57th Property. The Joint Venture intends to purchase additional inclusionary zoning rights for a purchase price of $6,500,000.  The acquisition of the 111 West 57th Property was partially financed pursuant to a mortgage and acquisition loan, as noted herein below, by Annaly CRE LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Annaly Commercial Real Estate Group, Inc., which closed concurrently with the acquisition of the 111 West 57th Property on the Closing Date.  The Joint Venture plans to redevelop the 111 West 57th Property into an approximate combined 346,000 gross square foot luxury residential tower, retail and/or hotel project.

The foregoing descriptions of each of the JV Agreement and the other agreements referenced herein are qualified in their entirety by the contents of the respective agreements.  A copy of the JV Agreement, the Annaly CRE LLC mortgage agreement, and the Escrow Letter are attached as exhibits to this Form 10-Q.

The Company has recorded the investment in the 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations.  As of June 30, 2013, the Company's carrying amount of its investment in 111 West 57th Partners as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of the 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners. The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and/or if events or changes in circumstances indicate a loss in the value of its investment may be other than temporary. There was no impairment on the Company's equity method investment for the six months ended June 30, 2013.

The following table presents summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners from the date of investment through June 30, 2013.
(in thousands)
Assets:	June 30, 2013
Real estate held for development, net	$243,405
Escrow deposits	57,995
Other assets	22,497
Total assets	$323,897
Liabilities:
Mortgage payable	$230,000
Accounts payable	354
Total liabilities	230,354
Equity:
Total equity	93,543
Total liabilities and equity	$323,897

(in thousands)	Second Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Rental income	$15	$15
Expenses	35	35
Net income (loss)	$(20)	$(20)

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 - Savings Plan

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Company matching contributions	$6,000	$5,000	$19,000	$20,000
Employer match %	33%	33%	33%	33%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Common Stock Repurchase Plan

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

Pursuant to the Repurchase Plan the Company repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions, as detailed below.  Information relating to the Repurchase Plan is as follows:

(in thousands)	Six Months Ended June 30, 2013
Common shares repurchased to treasury during period	913
Aggregate cost of shares repurchased during period	$1,087

(in thousands)	June 30, 2013
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased	4,593
Total number of shares that may still be repurchased	5,407

Note 8 – Incentive Plans

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  No stock options were outstanding at June 30, 2013 or December 31, 2012.  No stock options were granted during the six months ended June 30, 2013 and 2012.  During the six months ended June 30, 2012, 136,000 stock options expired.

Common stock reserved for issuance under the Company's stock option and other employee benefit plans is as follows:

(in thousands)	June 30, 2013
Stock option plan	4,320
Other employee benefit plan	100
Total common shares reserved for issuance	4,430

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Second Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Federal – current	$272	$-	$272	$-
State – current	476	11	540	22
Total current	748	11	812	22

Federal – deferred	(222)	(165)	(451)	(335)
Change in valuation allowance	222	165	451	335
Total deferred	-	-	-	-

Income tax expense (benefit)	$748	$11	$812	$22

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate of 35% in 2013 and 2012, and the provision for income taxes are as follows:

(in thousands)	Second Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income (loss) before income taxes	$(635)	$(471)	$(1,288)	$(956)
Tax expense (benefit):
Tax at statutory federal rate	$(222)	$(165)	$(451)	$(335)
State income taxes	64	11	128	22
Federal interest	272	-	272	-
State interest	412	-	412	-
Permanent items	-	-	-	-
Accounting loss benefit not recognized	-	-	-	-
Change in valuation allowance	222	165	451	335

Income tax expense (benefit)	$748	$11	$812	$22

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Second Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes	(10.1)	(2.3)	(9.9)	(2.3)
Federal interest	(42.8)	-	(21.1)	-
State interest	(64.9)	-	(32.0)	-
Accounting loss benefit not recognized	-	-	-	-
Change in valuation allowance	(35.0)	(35.0)	(35.0)	(35.0)
Permanent differences, tax credits and other adjustments	-	-	-	-
Effective income tax rate	(117.8)%	(2.3)%	(63.0)%	(2.3)%

The Company has recorded a reserve for uncertain tax positions in the amount of $34,841,000 and $34,157,000 as of June 30, 2013 and December 31, 2012, respectively.  It is unclear whether any significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, if applicable, or if present on uncertain tax positions are included as a component of income tax (benefit) and operating expenses, respectively.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

As part of the Settlement Agreement, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  Based on the Company's 2012 federal income tax return as filed (subject to IRS audit adjustment/review), in March 2013, the Company paid approximately $501,000 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations.  Pursuant to the Settlement Agreement, Rule 60(b) of the Rules of the Court of Federal Claims will govern the process for receiving a tax gross-up.  On May 3, 2013, the Company filed a Rule 60(b) Motion with the Court of Federal Claims seeking a tax gross-up from the United States for the $501,000, plus applicable tax consequences relative to the reimbursement of this amount.  The Company sought to: (i) reserve the right to seek a tax gross-up for any additional federal tax which could be owed as a result of additional taxes which may be imposed by the IRS upon tax return review or otherwise; and (ii) reserve the right to seek the economic value for deductions utilized against the Settlement Award.  The DOJ, on behalf of the United States, filed their response brief in May 2013, and the Company filed its reply brief in June 2013.  Subsequently, Senior Judge Smith held oral argument on June 12, 2013 and after the hearing filed an order directing the United States to pay AmBase $500,729 as reimbursement for 2012 federal income taxes paid by AmBase as provided for in the Settlement Agreement. On August 6, 2013, Senior Judge Smith issued an opinion granting in part and denying in part, the Company's Rule 60(b) Motion for Further Relief.  The opinion is under seal and thus cannot be disseminated to the public at this time.  The Court has given the parties seven days to file any requests for redactions.  The Company and the DOJ on August 8, 2013, have jointly filed a motion to the Court requesting that the seal be lifted so that the contents of the opinion can by disseminated publicly. Based on the Company's March 2013 payment of the 2012 federal tax amount, the Company recorded a receivable of $501,000 to reflect a portion of the tax gross-up reimbursement the Company is seeking pursuant to the Settlement Agreement, which was recognized as a component of the Indemnification asset - federal tax gross-up in the Company's Consolidated Balance Sheet.  For additional information, see Note 10 – Legal Proceedings.

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record an aggregate tax reserve of approximately $34,841,000; ($18.7 million for federal) as of June 30, 2013 and $34,157,000 ($18.4 million for federal) as of December 31, 2012, to reflect the net tax effect plus accrued interest through June 30, 2013, for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction, (uncertain tax position), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result the Company recorded an indemnification asset of $18.4 million to reflect the net amount of the federal uncertain tax position reserve recognized, as noted above.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of June 30, 2013 and December 31, 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.

In connection with the uncertain tax positions as noted herein, the Company recorded an interest expense accrual for potential underpayment of taxes for tax year 2012.  The interest expense is included as a component of income tax expense (benefit) in the Condensed Consolidated Statement of Operations and as a component of the uncertain tax position reserve in the Condensed Consolidated Balance Sheets.

The interest expense related to the uncertain tax positions is as follows:

(in thousands)	Second Quarter Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Federal	$272	$-	$272	$-
State jurisdictions	412	-	412	-

Interest expense - taxes	$684	$-	$684	$-

State income tax amounts for the second quarter and six months ended June 30, 2013 and 2012 are primarily attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  Based on the state tax returns as filed the Company has approximately $1.9 million of state NOL carryforward deductions remaining available for future use, which expire beginning in 2030.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

As part of the Settlement Agreement, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  Based on the Company's 2012 federal income tax return as filed (subject to IRS audit adjustment/review), in March 2013, the Company paid approximately $501,000 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations.  Pursuant to the Settlement Agreement, Rule 60(b) of the Rules of the Court of Federal Claims will govern the process for receiving a tax gross-up.  On May 3, 2013, the Company filed a Rule 60(b) Motion with the Court of Federal Claims seeking a tax gross-up from the United States for the $500,729, plus applicable tax consequences relative to the reimbursement of this amount.  The Company sought to: (i) reserve the right to seek a tax gross-up for any additional federal tax which could be owed as a result of additional taxes which may be imposed by the IRS upon tax return review or otherwise; and (ii) reserve the right to seek the economic value for deductions utilized against the Settlement Award.  The DOJ, on behalf of the United States, filed their response brief in May 2013, and the Company filed its reply brief in June 2013.  Subsequently, Senior Judge Smith held oral argument on June 12, 2013 and after the hearing filed an order directing the United States to pay AmBase $500,729 as reimbursement for 2012 federal income taxes paid by AmBase as provided for in the Settlement Agreement.

On August 6, 2013, Senior Judge Smith issued an opinion granting in part and denying in part, the Company's Rule 60(b) Motion for Further Relief.  The opinion is under seal and thus cannot be disseminated to the public at this time.  The Court has given the parties seven days to file any requests for redactions.  The Company and the DOJ on August 8, 2013, have jointly filed a motion to the Court requesting that the seal be lifted so that the contents of the opinion can be disseminated publicly. For additional information, see Note 9 – Income Taxes.

Pursuant to the 2007 Employment Agreement, as amended, between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement"), Mr. Bianco was paid an incentive payment in 2012 based on the receipt by the Company of the Settlement Amount.  An additional amount, to be determined, could be due to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the Settlement Amount.  As of June 30, 2013 and December 31, 2012, the Company has accrued (but has not paid) approximately $1.9 million of additional compensation expense to Mr. Bianco related to the receivable for the tax gross-up discussed above.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice (the "DOJ"), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the DOJ's Motion to Dismiss, as well as the Company's own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the DOJ's Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court's Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company's motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court's ruling that the Company's refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company's Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the DOJ's Cross Motion for Summary Judgment and a Reply to the DOJ's Opposition to the Company's Summary Judgment Motion, and the DOJ in June 2011, subsequently filed a response brief.  The Court granted the Company's motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the DOJ filed an Opposition to the Company's Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the DOJ's Opposition to the Company's Motion for Partial Summary Judgment.  On May 23, 2012, the Court issued an order denying the Company's Motion for Partial Summary Judgment.  Under the Court's rulings, the Company would not be entitled to recover a tax refund.  On July 5, 2012, the Court entered its final judgment and order determining that the Company is not entitled to a refund.  In December 2012, the Company filed an appeal of the adverse judgment to the United States Court of Appeals for the Second Circuit, where the matter is pending.  The parties filed their briefs and oral argument on the case was held on June 10, 2013.  The Company can give no assurances as to the final amount of refunds, if any, or when they might be received.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  See Note 9 – Income Taxes for further information.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2013, through the report issuance date.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II - Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an equity investment in a real estate development property, an indemnification asset, and real estate owned. The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Part I – Item 1- Note 5, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property in New York City, New York (the "111 West 57th Property"). The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part I – Item 1 - Notes 9 and 10.  Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and Carryback Claims see Part I - Item 1 – Notes 9 and 10.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at June 30, 2013, aggregated $102,034,000, consisting principally of cash and cash equivalents of $14,238,000, investment securities of $9,500,000, an equity investment in a real estate development property of $57,238,000, an indemnification asset - federal tax gross-up of $18,930,000 and real estate owned, net of $1,860,000.  At June 30, 2013, the Company's liabilities, including an uncertain tax position reserve, aggregated $36,955,000.  Total stockholders' equity was $65,079,000.

For the six months ended June 30, 2013, cash of $1,623,000 was used by operations due to payment of 2012 federal tax liability based on the Company's federal income tax return as filed and the payment of operating expenses during the six months ended June 30, 2013.  The cash needs of the Company for six months ended June 30, 2013, were principally satisfied by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.  In addition, cash flows used by investment activities for the six months ended June 30, 2013, include a $57,250,000 equity investment in 111 West 57th Partners LLC ("111 West 57th Partners").

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as of June 30, 2013 and December 31, 2012, the Company was required to record an aggregate tax reserve of approximately $34,805,000; ($18.7 million for federal) as of June 30, 2013 and $34,157,000 ($18.4 million for federal) as of December 31, 2012, to reflect the net tax effect plus accrued interest through June 30, 2013 for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction, (which did meet the uncertain tax position recognition test), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result the Company recorded an indemnification asset of $18.4 million to reflect the net amount of the federal uncertain tax position reserve recognized, as noted above.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of June 30, 2013 and December 31, 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.  For additional information see Part I – Item 1 – Notes 9 and 10 to the Company's consolidated financial statements for a discussion of Income Taxes and the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

For the six months ended June 30, 2012, cash of $1,089,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2012, were satisfied by the Company's financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of a commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of June 30, 2013, has not been impaired.

Accounts payable and accrued liabilities and federal taxes payable as of June 30, 2013, decreased from December 31, 2012, principally as a result of the payment of federal taxes payable.  Included in accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2012 is an incentive compensation accrual to Mr. Bianco of approximately $1.9 million related to the tax gross-up receivable in connection with the Settlement Amount. See Part I - Item 1 - Note 10 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

There are no other material commitments for capital expenditures as of June 30, 2013.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2013 vs. the Second Quarter and Six Months Ended June 30, 2012

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

The Company recorded a net loss of $1,383,000 or $0.03 per share and $2,100,000 or $0.05 per share in the second quarter and six months ended June 30, 2013, compared to a net loss of $482,000 or $0.01 per share and $978,000 or $0.02 per share in the respective 2012 periods.

Compensation and benefits increased to $338,000 and $681,000 in the second quarter and six months ended June 30, 2013, compared to $317,000 and $655,000 in the respective 2012 periods.  The increase in the 2013 second quarter and six month periods is due to higher compensation expenses due to a slight increase in benefit costs in the 2013 period versus the same 2012 period.  No stock based compensation expense was recorded in the six months ended June 30, 2013 or June 30, 2012.

Professional and outside services increased to $177,000 and $393,000 in the second quarter and six months ended June 30, 2013, respectively, compared to $96,000 and $205,000 in the respective 2012 periods.  The increase in the 2013 second quarter and six month periods as compared to the 2012 respective periods is principally the result of a higher level of legal and professional fees principally relating to the Supervisory Goodwill tax gross-up matters.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Property operating and maintenance expenses were $25,000 and $51,000 for the second quarter and six months ended June 30, 2013, respectively, compared to $20,000 and $44,000 in the respective 2012 periods.  The increased expenses in 2013 compared to the 2012 periods are due to an increase in the overall level of repairs and maintenance expenses.

Insurance expenses of $11,000 and $19,000 in the second quarter and six months ended June 30, 2013, respectively remained consistent with prior year levels of $11,000 and $18,000 in the respective 2012 periods. The increase is generally due to an increase in insurance premium costs.

Other operating expenses increased to $87,000 and $154,000 in the second quarter and six months ended June 30, 2013, respectively, compared with $23,000 and $50,000 in the respective 2012 periods due to general price increases and an increased franchise tax expense resulting from an increased tax base in 2013 versus the same periods of 2012 due to the settlement proceeds received in October 2012, in the Supervisory Goodwill legal proceedings.

Interest income in the second quarter and six months ended June 30, 2013, increased to $23,000 and $40,000, respectively from $1,000 and $4,000 in the respective 2012 periods.  The increased interest income is principally due to a higher average level of cash and cash equivalents and investments on hand in the 2013 period compared with the 2012 period due to the Supervisory Goodwill Settlement Award received in October 2012.

Realized gains on sales of investment securities were $4,000 and $6,000 for the second quarter and six months ended June 30, 2013, respectively and $9,000 and $25,000 for the second quarter and six months ended June 30, 2012, respectively. The gains are the result of the realization of gains on sales of securities held for trading due to market appreciation.

The decrease in other income to $0 in the second quarter and six months ended June 30, 2013 from, $4,000 and $17,000 for the second quarter and six months ended June 30, 2012, respectively, is attributable to recovery of funds in 2012 by the Company from items previously written off.

Equity income (loss) - 111 West 57th Partners of $12,000 in the second quarter and six months ended June 30, 2013, represents the Company's share of the 111 West 57th Partners' loss for the period June 28, 2013 through June 30, 2013.

The Company recognized income tax provisions of $748,000 and $812,000 for the second quarter and six months ended June 30, 2013, respectively, as compared with income tax provisions of $11,000 and $22,000 for the second quarter and six months ended June 30, 2012, respectively.  The income tax provisions for the 2013 periods are attributable to a provision for a minimum tax on capital imposed by the state jurisdictions and include a provision for interest expense on uncertain tax provisions of $684,000 in the respective periods. The income tax provision for the second quarter and six months ended June 30, 2012, is attributable to a provision for a minimum tax on capital imposed by the state jurisdictions The increase in the income tax provisions for the second quarter and six months ended June 30, 2013 versus the respective 2012 periods is attributable to the interest expense accrual and an increased tax base in 2013 due to the settlement proceeds received in October 2012 in the Supervisory Goodwill legal proceedings. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

In connection with the uncertain tax positions as noted herein, the Company recorded interest expense for potential underpayment of taxes for tax year 2012 of $684,000 for the second quarter and six months ended June 30, 2013.  The interest expense is included as a component of income tax expense (benefit) in the condensed consolidated statement of operations and as a component of the uncertain tax position reserve in the condensed consolidated balance sheet.

In March 2013, the Company paid a federal alternative minimum tax liability of $501,000 based on the Company's 2012 federal income tax return as filed and during 2012 paid $180,000 for tax imposed by the state jurisdictions based on the Company's 2012 state tax returns as filed.  A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part I - Item 1 – Note 9 to the Company's consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2013.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	111 West 57th Partners LLC Limited Liability Company Agreement. Dated as of June 28, 2013
10.2	Loan Agreement. Dated as of June 28, 2013 among 111 West 57th LH LLC and 111 West 57th FE LLC collectively, as Borrower and Annaly CRE LLC as Lender.
10.3	Escrow Procedure Letter Agreement dated June 17, 2013
10.4
Amendment to Employment Agreement between Richard A. Bianco and AmBase Corporation, dated as of June 17, 2013, (incorporated by reference to the Company's Current Report on Form 8-K filed on June 21, 2013)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL:  (i) Consolidated Statement of Operations (unaudited); (ii) Consolidated Balance Sheets (unaudited); (iii) Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John P. Ferrara
By	JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 13, 2013