Form 10-Q
period 2013-09-30
AMBASE CORP
filed 2013-11-12
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

At October 31, 2013, there were 42,176,758 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2013

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating expenses:
Compensation and benefits	$321	$309	$1,002	$964
Professional and outside services	79	128	472	333
Property operating and maintenance	40	22	91	66
Depreciation	12	12	36	36
Insurance	11	20	30	38
Other operating	88	42	242	92
Total operating expenses	551	533	1,873	1,529
Operating income (loss)	(551)	(533)	(1,873)	(1,529)

Interest income	4	1	44	5
Realized gains (losses) on sales of investment securities	3	6	9	31
Unrealized gains (losses) on trading securities	(2)	6	(2)	-
Other income – federal tax gross up	-	-	-	-
Other income	-	-	-	17
Equity income (loss) – 111 West 57th Partners LLC	(286)	-	(298)	-
Income (loss) before income taxes	(832)	(520)	(2,120)	(1,476)

Income tax expense (benefit)	666	11	1,478	33
Net income (loss)	$(1,498)	$(531)	$(3,598)	$(1,509)

Net income (loss) per common share - basic	$(0.04)	$(0.01)	$(0.08)	$(0.03)
Net income (loss) per common share - assuming dilution	$(0.04)	$(0.01)	$(0.08)	$(0.03)

Weighted average common shares outstanding - basic	41,926	43,174	42,598	43,108
Weighted average common shares outstanding - assuming dilution	41,926	43,174	42,598	43,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share amounts)
Assets:	September 30, 2013	December 31, 2012
Cash and cash equivalents	$6,368	$3,907
Investments securities - held to maturity	15,999	79,787
Investments securities - trading carried at fair value	305	-
Total investment securities	16,304	79,787
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	618	582

Real estate owned, net	1,836	1,872
Indemnification asset - federal tax gross-up	18,429	18,930
Investment in 111 West 57th Partners LLC	56,952	-
Other assets	262	374
Total assets	$100,151	$104,870

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$2,053	$1,946
Federal taxes payable	-	501
Uncertain tax position reserve	35,443	34,157
Other liabilities	-	-

Total liabilities	37,496	36,604

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 41,571 outstanding in 2013 and 43,284 outstanding in 2012)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(481,932)	(478,334)
Treasury stock, at cost – 2013 - 4,839 shares; 2012 - 3,126 shares	(4,181)	(2,168)
Total stockholders' equity	62,655	68,266

Total liabilities and stockholders' equity	$100,151	$104,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income (loss)	$(3,598)	$(1,509)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	36	36
Realized (gains) losses on sales of investment securities	(9)	(31)
Provision for uncertain tax position reserve	1,286	-
Equity (income) loss - 111 West 57th Partners LLC	298	-
Unrealized (gains) losses on trading securities	2	-
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	4	(2)
Indemnification asset - federal tax gross-up	501	-
Other assets	112	(8)
Accounts payable and accrued liabilities	107	(27)
Federal taxes payable	(501)	-
Other liabilities	-	-
Net cash provided (used) by operating activities	(1,762)	(1,541)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	197,148	17,100
Purchases of investment securities - held to maturity	(133,364)	(22,297)
Sales of investment securities – trading	9	594
Purchases of investment securities – trading	(307)	(351)
Equity investment - 111 West 57th Partners LLC	(57,250)	-
Proceeds from (investment in) real estate limited partnership	-	-
Net cash provided (used) by investing activities	6,236	(4,954)

Cash flows from financing activities:
Common stock repurchased for treasury	(2,013)	-
Stock options exercised	-	570
Net cash provided (used) by financing activities	(2,013)	570

Net change in cash and cash equivalents	2,461	(5,925)
Cash and cash equivalents at beginning of period	3,907	7,615
Cash and cash equivalents at end of period	$6,368	$1,690
Supplemental cash flow disclosure:
Income taxes paid	$711	$27

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

Income taxes

The Company classifies interest and/or penalties related to under payments of income taxes, or if applicable on uncertain tax positions, as a component of income tax expense (benefit).

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	September 30, 2013			December 31, 2012
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$15,999	$15,999	$15,999	$79,787	$79,787	$79,794
	$15,999	$15,999	$15,999	$79,787	$79,787	$79,794

Investment securities - trading consist of the following:

	September 30, 2013			December 31, 2012
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$305	$307	$305	$-	$-	$-
	$305	$307	$305	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands) Held to Maturity:	September 30, 2013	December 31, 2012
Gross unrealized gains (losses)	$-	$7

Realized gains (losses) on the sales of investment securities held for trading are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sale proceeds	$3	$89	$9	$594
Cost basis	-	(83)	-	(563)
Realized gains (losses)	$3	$6	$9	$31

Unrealized gains (losses) on investment securities held for trading are as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost basis	$307	$-	$307	$-
Current value	305	-	305	-
Unrealized gains (losses)	$(2)	$-	$(2)	$-

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

The Company performs impairment tests on a regular basis and/or if events or circumstances indicate that the property's carrying value may not be recoverable.  As noted above, based on the Company's analysis the Company believes the carrying value of the real estate owned as of September 30, 2013, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The foregoing descriptions of each of the JV Agreement and the other agreements referenced herein are qualified in their entirety by the contents of the respective agreements.  A copy of the JV Agreement, the Annaly CRE LLC mortgage agreement, and the Escrow Letter were previously filed as exhibits to the Company's financial reports.

The Company has recorded the investment in the 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations.  As of September 30, 2013, the Company's carrying amount of its investment in 111 West 57th Partners as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of the 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners. The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and/or if events or changes in circumstances indicate a loss in the value of its investment may be other than temporary. There was no impairment on the Company's equity method investment for the nine months ended September 30, 2013.

The following table presents summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the three months ended September 30, 2013 and from June 28, 2013, (date of investment), through September 30, 2013.

(in thousands)
Assets:	September 30, 2013
Real estate held for development, net	$254,030
Escrow deposits	44,125
Other assets	27,214
Total assets	$325,369
Liabilities:
Mortgage payable	$230,000
Accounts payable	2,301
Total liabilities	232,301
Equity:
Total equity	93,068
Total liabilities and equity	$325,369

(in thousands)	Three Months Ended September 30, 2013	June 28, 2013, (date of investment), through September 30, 2013
Rental income	$584	$599
Expenses	1,059	1,094
Net income (loss)	$(475)	$(495)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Company matching contributions	$6	$5	$25	$20
Employer match %	33%	33%	33%	33%

Note 7 – Common Stock Repurchase Plan

In January 2002, the Company announced a common stock repurchase plan (the "Repurchase Plan") which allows for the repurchase by the Company of its common stock in the open market.

The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock.  Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  Pursuant to the Repurchase Plan the Company repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions.

Information relating to the Repurchase Plan is as follows:

(in thousands)	Nine Months Ended September 30, 2013
Common shares repurchased to treasury during period	1,713
Aggregate cost of shares repurchased during period	$2,013

(in thousands)	September 30, 2013
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased	5,392
Total number of shares that may still be repurchased	4,608

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  No stock options were outstanding at September 30, 2013 or December 31, 2012.  No stock options were granted during the nine months ended September 30, 2013 and 2012.  During the nine months ended September 30, 2012, 136,000 stock options expired.

Common stock reserved for issuance under the Company's stock option and other employee benefit plans is as follows:

(in thousands)	September 30, 2013
Stock option plan	4,320
Other employee benefit plan	100
Total common shares reserved for issuance	4,420

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Federal – current	$237	$-	$509	$-
State – current	429	11	969	33
Total current	666	11	1,478	33

Federal – deferred	(291)	(182)	(742)	(517)
Change in valuation allowance	291	182	742	517
Total deferred	-	-	-	-

Income tax expense (benefit)	$666	$11	$1,478	$33

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income (loss) before income taxes	$(832)	$(520)	$(2,120)	$(1,476)
Tax expense (benefit):
Tax at statutory federal rate	$(291)	$(182)	$(742)	$(517)
State income taxes	64	11	192	33
Federal interest	237	-	509	-
State interest	365	-	777	-
Permanent items	-	-	-	-
Accounting loss benefit not recognized	-	-	-	-
Change in valuation allowance	291	182	742	517

Income tax expense (benefit)	$666	$11	$1,478	$33

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes	(7.7)	(2.1)	(9.0)	(2.1)
Federal interest	(28.4)	-	(24.0)	-
State interest	(43.9)	-	(36.7)	-
Permanent differences, tax credits and other adjustments	-	-	-	-
Accounting loss benefit not recognized	-	-	-	-
Change in valuation allowance	(35.0)	(35.0)	(35.0)	(35.0)
Effective income tax rate	(80.0)%	(2.1)%	(69.7)%	(2.2)%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has recorded a reserve for uncertain tax positions as of September 30, 2013 and December 31, 2012, as noted herein below.  It is unclear whether any significant changes in unrecognized income tax benefits are currently expected to occur over the next year.  Interest and/or penalties related to underpayments of income taxes, or if applicable on uncertain tax positions, would be included as a component of income tax (benefit).  The accompanying financial statements do not include any amounts for penalties.

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

Based on the Company's 2012 federal income tax ("FIT") return as filed (subject to IRS audit adjustment/review), as prepared by the Company's outside tax advisors, the Company recognized a $152 million worthless stock deduction for the Company's remaining tax basis related to its investment in Carteret (the "Carteret Worthless Stock Deduction" or "Carteret Tax Basis") in the computation of the Company's 2012 taxable income.  The Company further reduced its 2012 federal taxable income through the utilization of $25 million of its previously available federal tax net operating loss ("NOL") carryforward deductions in the computation of the Company's 2012 federal tax liability.  The federal NOL carryforwards were required to be utilized in tax year 2012 as a result of the Internal Revenue Code ("IRC") regulations that require NOLs to be utilized in the first year in which the Company has taxable income; otherwise, use of the NOL carryforwards would be lost.  The Carteret Worthless Stock Deduction was required to be recognized in the year of worthlessness, i.e. 2012.

As part of the Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  Based on the Company's 2012 federal income tax return as filed (subject to IRS audit adjustment/review), in March 2013, the Company paid $500,729 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations (the "2012 Federal Income Tax Paid").  On May 3, 2013, the Company filed a Rule 60(b) Motion with the Court of Federal Claims seeking a tax gross-up from the United States for the 2012 Federal Income Tax Paid, plus applicable tax consequences relative to the reimbursement of this amount.  On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by AmBase. In summary, the Court held that the settlement agreement is a contract and that it entitles the Company to receive both "(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component."  But the Court did not award additional damages for the second component of the damages at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company's future income.  The Court indicated that either the Company or the government is entitled to seek further relief "if, and when, the facts justify."  The Court also stated that the "plain meaning of the agreement precludes state taxes from being included in any possible future gross-up calculations."  Additionally, the Court indicated that AmBase "would first have to generate income" before it could attempt to recover compensation for the use of its NOLs to shield the settlement proceeds from federal taxation.

Based on the Company's 2012 federal income tax return as filed, the Company recorded a receivable as of December 31, 2012, for the 2012 Federal Income Tax Paid to reflect a portion of the tax gross-up reimbursement the Company sought pursuant to the Settlement Agreement, which was recognized as a component of the Indemnification asset - federal tax gross-up in the Company's Consolidated Balance Sheet which amount was received by the Company in September 2013.  For additional information, see Note 10 – Legal Proceedings.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record an aggregate tax reserve of approximately $35,443,000 ($18.9 million for federal) as of September 30, 2013, and $34,157,000 ($18.4 million for federal) as of December 31, 2012, to reflect the net tax effect plus accrued interest through September 30, 2013, for potential tax audit and uncertainty that the Carteret Worthless Stock Deduction, (uncertain tax position), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result the Company recorded an indemnification asset of $18.4 million to reflect the net amount of the federal uncertain tax position reserve recognized (excluding accrued interest), as noted herein.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of September 30, 2013 and December 31, 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.

In connection with the uncertain tax positions as noted herein, the Company recorded a federal and state interest expense accrual for potential underpayment of taxes for tax year 2012.  The interest expense is included as a component of income tax expense (benefit) in the Condensed Consolidated Statement of Operations and as a component of the uncertain tax position reserve in the Condensed Consolidated Balance Sheets.

The interest expense related to the uncertain tax positions is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Federal	$237	$-	$509	$-
State jurisdictions	365	-	777	-

Interest expense - taxes	$602	$-	$1,286	$-

State income tax amounts for the three months and nine months ended September 30, 2013 include accrued interest for uncertain tax position and a provision for a minimum tax on capital imposed by the state jurisdictions.  State income tax amounts for the three and nine months ended September 30, 2012 are primarily attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  Based on the state tax returns as filed the Company has approximately $1.9 million of state NOL carryforward deductions remaining available for future use, which expire beginning in 2030.

As a result of the Office of Thrift Supervision's December 4, 1992 placement of Carteret Savings Bank, F.A. in receivership, under the management of the Resolution Trust Corporation ("RTC")/Federal Deposit Insurance Corporation ("FDIC"), and then proposed Treasury Reg. §1.597-4(g), the Company had previously filed its 1992 and subsequent federal income tax returns with Carteret disaffiliated from the Company's consolidated federal income tax return.  Based upon the impact of Treasury Reg. §1.597-4(g), which was issued in final form on December 20, 1995, a continuing review of the Company's Carteret Tax Basis, and the impact of prior year tax return adjustments on the Company's 1992 federal income tax return as filed, the Company originally decided not to make an election pursuant to final Treasury Reg. §1.597-4(g) to disaffiliate Carteret from the Company's consolidated federal income tax return effective as of December 4, 1992 (the "Election Decision").  Based on the lack of availability of Carteret and Carteret FSB information from December 1992 forward, the resolution of the Supervisory Goodwill legal proceedings and the Settlement Agreement, the Company filed its 2012 income tax returns with Carteret/Carteret FSB deconsolidated from the Company operations from December 1992 forward.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Based on information received to date the Company estimated as of December 1992, the Carteret Tax Basis. If the Carteret Worthless Stock Deduction is denied by the IRS, the Carteret Tax Basis may be deemed a capital loss, or converted into NOL carryforwards/carrybacks as additional tax losses are incurred by Carteret/Carteret FSB and may be carried back or carried forward to other tax years; may be utilized in other tax years; or could begin to expire no earlier than the 2008 tax year based upon the year any NOL's are ultimately generated.  The Company can give no assurances with regard to the final amount or expiration of NOL carryforwards/carrybacks ultimately generated, if any, from the Company's Carteret Tax Basis. NOL's generated from the Company's Carteret Tax Basis are in addition to the NOL carryforwards/carrybacks generated based on the Company's federal income tax returns as previously filed from 1993 forward, as described herein.

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

As part of the Settlement Agreement, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  Based on the Company's 2012 federal income tax return as filed (subject to IRS audit adjustment/review), in March 2013, the Company paid $500,729 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations (the "2012 Federal Income Tax Paid").  Pursuant to the Settlement Agreement, Rule 60(b) of the Rules of the Court of Federal Claims will govern the process for receiving a tax gross-up.  On May 3, 2013, the Company filed a Rule 60(b) Motion with the Court of Federal Claims seeking a tax gross-up from the United States for the 2012 federal income tax paid, plus applicable tax consequences relative to the reimbursement of this amount.  The Company sought to: (i) reserve the right to seek a tax gross-up for any additional federal tax which could be owed as a result of additional taxes which may be imposed by the IRS upon tax return review or otherwise; and (ii) reserve the right to seek the economic value for deductions utilized against the Settlement Award.  The DOJ, on behalf of the United States, filed their response brief in May 2013, and the Company filed its reply brief in June 2013.  Subsequently, Senior Judge Smith held oral argument on June 12, 2013 and after the hearing filed an order directing the United States to pay AmBase reimbursement for 2012 Federal Income Taxes Paid by AmBase as provided for in the Settlement Agreement, which amount was received by the Company in September 2013.

On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by AmBase. In summary, the Court held that the settlement agreement is a contract and that it entitles the Company to receive both "(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component."  But the Court did not award additional damages for the second component of the damages at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company's future income.  The Court indicated that either the Company or the government is entitled to seek further relief "if, and when, the facts justify."  The Court also stated that the "plain meaning of the agreement precludes state taxes from being included in any possible future gross-up calculations."  Additionally, the Court indicated that AmBase "would first have to generate income" before it could attempt to recover compensation for the use of its NOLs to shield the settlement proceeds from federal taxation. For additional information, see Note 9 – Income Taxes.

Pursuant to the 2007 Employment Agreement, as amended, between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement"), Mr. Bianco was paid an incentive payment in 2012 based on the receipt by the Company of the Settlement Amount.  An additional amount, to be determined, could be due to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the Settlement Amount.  In September 2013, the Company paid Mr. Bianco an incentive payment of approximately $50,000 based on the federal tax gross-up received by the Company.  As of September 30, 2013 and December 31, 2012, the Company has accrued (but has not paid) approximately $1.9 million of additional compensation expense to Mr. Bianco related to the receivable for the tax gross-up discussed above.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice (the "DOJ"), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the DOJ's Motion to Dismiss, as well as the Company's own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the DOJ's Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court's Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company's motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court's ruling that the Company's refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company's Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the DOJ's Cross Motion for Summary Judgment and a Reply to the DOJ's Opposition to the Company's Summary Judgment Motion, and the DOJ in June 2011, subsequently filed a response brief.  The Court granted the Company's motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the DOJ filed an Opposition to the Company's Motion for Partial Summary Judgment. On February 28, 2012, the Company filed a Reply to the DOJ's Opposition to the Company's Motion for Partial Summary Judgment.  On May 23, 2012, the Court issued an order denying the Company's Motion for Partial Summary Judgment.  Under the Court's rulings, the Company would not be entitled to recover a tax refund.  On July 5, 2012, the Court entered its final judgment and order determining that the Company is not entitled to a refund.  In December 2012, the Company filed an appeal of the adverse judgment to the United States Court of Appeals for the Second Circuit ("Court of Appeals"). The parties filed their briefs and oral argument on the case was held on June 10, 2013. On September 9, 2013, the Court of Appeals issued an opinion granting in part and denying in part the Company's motion.  The Court of Appeals' opinion would result in no recovery of refunds for the Company.  In October 2013, the Company filed a petition for panel rehearing in which it petitioned the Court of Appeals to reconsider its opinion regarding the amount of allowable bad debt reserves. In November 2013, the Court of Appeals denied the Company's petition for panel rehearing, as a result no recovery is expected by the Company in this matter. The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  See Note 9 for further information.

Note 12 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2013, through the report issuance date.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

BUSINESS OVERVIEW

AmBase Corporation (the "Company") is a holding company which has an equity investment in a real estate development project to develop real property in New York, New York and through a wholly-owned subsidiary, owns a commercial office building in Greenwich, Connecticut.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an equity investment in a real estate development property, an indemnification asset, and real estate owned. The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Part I – Item 1- Note 5 to the Company's condensed consolidated financial statements, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property in New York City, New York (the "111 West 57th Property"). The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims.  Discussions and negotiations are ongoing with respect to certain of these matters. From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and Carryback Claims see Part I - Item 1 – Notes 9 and 10 to the Company's condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at September 30, 2013, aggregated $100,151,000, consisting principally of cash and cash equivalents of $6,368,000, investment securities of $15,999,000, an equity investment in a real estate development property of $56,952,000, an indemnification asset - federal tax gross-up of $18,429,000 and real estate owned, net of $1,836,000.  At September 30, 2013, the Company's liabilities, including an uncertain tax position reserve, aggregated $37,496,000.  Total stockholders' equity was $62,655,000.

For the nine months ended September 30, 2013, cash of $1,762,000 was used by operations for the payment of operating expenses during the nine months ended September 30, 2013.  The cash needs of the Company for nine months ended September 30, 2013, were principally satisfied by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.  In addition, cash flows used by investment activities for the nine months ended September 30, 2013, include a $57,250,000 equity investment in 111 West 57th Partners LLC ("111 West 57th Partners").

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as of September 30, 2013 and December 31, 2012, the Company was required to record an aggregate tax reserve of approximately $34,805,000; ($18.7 million for federal) as of September 30, 2013 and $34,157,000 ($18.4 million for federal) as of December 31, 2012, to reflect the net tax effect plus accrued interest through September 30, 2013 for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction, (which did meet the uncertain tax position recognition test), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result the Company recorded an indemnification asset of $18.4 million to reflect the net amount of the federal uncertain tax position reserve recognized, as noted above.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of September 30, 2013 and December 31, 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.  For additional information see Part I – Item 1 – Notes 9 and 10 to the Company's condensed consolidated financial statements for a discussion of Income Taxes and the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

For the nine months ended September 30, 2012, cash of $1,541,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2012, were satisfied by the Company's financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of a commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of September 30, 2013, has not been impaired.

Accounts payable and accrued liabilities and federal taxes payable as of September 30, 2013, decreased from December 31, 2012, principally as a result of the payment of federal taxes payable.  Included in accounts payable and accrued liabilities as of September 30, 2013 and December 31, 2012 is an incentive compensation accrual to Mr. Bianco of approximately $1.9 million, related to the tax gross-up receivable in connection with the Settlement Amount. In September 2013, the Company paid Mr. Bianco an incentive payout (previously accrued) of approximately $50,000 based on the Federal tax gross-up received by the Company.  See Part I - Item 1 - Note 10 to the Company's condensed consolidated financial statements for a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of a 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  After discovery and several motions by both parties to the Court, on July 5, 2012, the Court entered its final judgment and order determining that the Company is not entitled to a refund.  In December 2012, the Company filed an appeal of the adverse judgment to the United States Court of Appeals for the Second Circuit ("Court of Appeals").  On September 9, 2013, the Court of Appeals issued an opinion granting in part and denying in part the Company's motion.  The Court of Appeals' opinion results in no recovery of refunds for the Company.  In October 2013, the Company filed a petition for panel rehearing in which it petitioned the Court of Appeals to reconsider its opinion regarding the amount of allowable bad debt reserves. In November 2013, the Court of Appeals denied the Company's petition for panel rehearing, as a result no recovery is expected by the Company in this matter. The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees are payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  See Part I – Item 1 - Notes 9 and 10 to the Company's condensed consolidated financial statements for further information.

There are no other material commitments for capital expenditures as of September 30, 2013.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2013 vs. the Three Months and Nine Months Ended September 30, 2012

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

The Company recorded a net loss of $1,498,000 or $0.04 per share and $3,598,000 or $0.08 per share in the three months and nine months ended September 30, 2013, compared to a net loss of $531,000 or $0.01 per share and $1,509,000 or $0.03 per share in the respective 2012 periods.

Compensation and benefits increased to $321,000 and $1,002,000 in the three months and nine months ended September 30, 2013, compared to $309,000 and $964,000 in the respective 2012 periods.  The increase in the 2013 three months and nine month periods is due to higher compensation expenses due to a slight increase in salary and benefit costs in the 2013 period versus the same 2012 period.  No stock based compensation expense was recorded in the nine months ended September 30, 2013 or September 30, 2012.

Professional and outside services were $79,000 and $472,000 in the three months and nine months ended September 30, 2013, respectively, compared to $128,000 and $333,000 in the respective 2012 periods.  The decrease in the 2013 three month period as compared to the 2012 three month period is principally the result of a lower level of legal and professional fees principally relating to the Supervisory Goodwill matters in the three month period ended September 30, 2013.  The increase in the 2013 nine month period as compared to the 2012 nine month period is principally the result of a higher level of legal and professional fees principally relating to the Supervisory Goodwill tax gross-up matters in the first half of the year.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Property operating and maintenance expenses were $40,000 and $91,000 for the three months and nine months ended September 30, 2013, respectively, compared to $22,000 and $66,000 in the respective 2012 periods.  The increased expenses in 2013 compared to the 2012 periods are due to an increase in the overall level of repairs and maintenance expenses.

Insurance expenses of $11,000 and $30,000 in the three months and nine months ended September 30, 2013, respectively remained consistent with prior year levels of $20,000 and $38,000 in the respective 2012 periods.  The decrease is generally due to a decrease in insurance premium costs.

Other operating expenses increased to $88,000 and $242,000 in the three months and nine months ended September 30, 2013, respectively, compared with $42,000 and $92,000 in the respective 2012 periods due to general price increases and an increased franchise tax expense resulting from an increased tax base in 2013 versus the same periods of 2012 due to the settlement proceeds received in October 2012, in the Supervisory Goodwill legal proceedings.

Interest income in the three months and nine months ended September 30, 2013, increased to $4,000 and $44,000, respectively from $1,000 and $5,000 in the respective 2012 periods.  The increased interest income is principally due to a higher average level of cash and cash equivalents and investments on hand in the 2013 period compared with the 2012 period due to the Supervisory Goodwill Settlement Award received in October 2012.

Realized gains on sales of investment securities were $3,000 and $9,000 for the three months and nine months ended September 30, 2013, respectively and $6,000 and $31,000 for the three months and nine months ended September 30, 2012, respectively.  The gains are the result of the realization of gains on sales of securities held for trading due to market appreciation.

The decrease in other income to $0 in the three months and nine months ended September 30, 2013 from, $0 and $17,000 for the three months and nine months ended September 30, 2012, respectively, is attributable to recovery of funds in 2012 by the Company from items previously written off.

Equity income (loss) - 111 West 57th Partners of $286,000 and $298,000 represents the Company's share of the 111 West 57th Partners' loss for the three month and nine month periods ended September 30, 2013, respectively.

The Company recognized income tax provisions of $666,000 and $1,478,000 for the three months and nine months ended September 30, 2013, respectively, as compared with income tax provisions of $11,000 and $33,000 for the three months and nine months ended September 30, 2012, respectively.  The income tax provisions for the 2013 periods are attributable to a provision for a minimum tax on capital imposed by the state jurisdictions and include a provision for interest expense on uncertain tax provisions in the respective periods as noted below. The income tax provision for the three months and nine months ended September 30, 2012, is attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  The increase in the income tax provisions for the three months and nine months ended September 30, 2013 versus the respective 2012 periods is attributable to the interest expense accrual and an increased tax base in 2013 due to the settlement proceeds received in October 2012 in the Supervisory Goodwill legal proceedings.  Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

In connection with the uncertain tax positions as noted herein, the Company recorded interest expense for potential underpayment of taxes for tax year 2012 of $602,000 and $1,286,000 for the three months and nine months ended September 30, 2013, respectively.  The interest expense is included as a component of income tax expense (benefit) in the condensed consolidated statement of operations and as a component of the uncertain tax position reserve in the condensed consolidated balance sheet.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2013.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

a. Not applicable
b. Not applicable
c. Repurchases of Equity Securities

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

From	To	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan
-	Initial Balance	-	-	-	10,000,000
January 2013	January 1, 2013	-	-	3,679,917	6,320,083
January 1, 2013	January 31, 2013	82,097	1.06	3,762,014	6,237,986
February 1, 2013	February 28, 2013	12,400	1.19	3,774,414	6,225,586
March 1, 2013	March 31, 2013	25,500	1.22	3,799,914	6,200,086
April 1, 2013	April 30, 2013	374,207	1.24	4,174,121	5,825,879
May 1, 2013	May 31, 2013	240,117	1.18	4,414,238	5,585,762
June 1, 2013	June 30, 2013	178,523	1.16	4,592,761	5,407,239
July 1, 2013	July 31, 2013	229,898	1.06	4,822,659	5,177,341
August 1, 2013	August 31, 2013	391,488	1.20	5,214,147	4,785,853
September 1, 2013	September 30, 2013	178,126	1.18	5,392,273	4,607,727
Total		1,712,356

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL:  (i) Consolidated Statement of Operations (unaudited); (ii) Consolidated Balance Sheets (unaudited); (iii) Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John P. Ferrara
By	JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 12, 2013