Form 10-Q/A
period 2013-06-30
AMBASE CORP
filed 2014-01-17
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the "Form10-Q") to include all exhibits and schedules to Exhibits 10.1 and 10.2. The Form 10-Q, as originally filed, included exhibits 10.1 and 10.2. The exhibits and schedules to Exhibits 10.1 and 10.2 were originally excluded from the Company's filing.

This Amendment No. 1 to the Form 10-Q amends Part II, Item 6. of the Form 10-Q with respect to the Exhibits listed in Part II of the Form 10-Q to file Exhibits 10.1 and 10.2 including all exhibits and schedules thereto, together with Exhibits 10.1 and 10.2 as previously filed with the Form 10-Q.  Other than adding the exhibits and schedules as part of the Exhibits 10.1 and 10.2 as originally filed, we have made no other changes to Item 6.

Except as described above, this Amendment No. 1 to the Form10-Q does not amend any other information set forth in the Form 10-Q and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Form 10-Q.

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

AMBASE CORPORATION

/s/ John P. Ferrara
By	JOHN P. FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	January 17, 2014