Form 10-K
period 2013-12-31
AMBASE CORP
filed 2014-03-26
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Yes                                                                                                                         No     X   .

At February 28, 2014, there were 40,880,259 shares of registrant's Common Stock outstanding.  At June 30, 2013, the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.85 per share was approximately $21.2 million.  The Common Stock constitutes registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, is incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 43.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2013

PART I

ITEM 1.	BUSINESS

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York and through a wholly owned subsidiary, owns a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease. The executive office of the Company is located at 100 Putnam Green, Third Floor, Greenwich, Connecticut 06830.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an equity investment in a real estate development property, an indemnification asset, and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Part II – Item 8 - Note 5 to the Company's consolidated financial statements, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims, as described in Part II – Item 8 - Notes 10 and 11 to the Company's consolidated financial statements.  Discussions and negotiations are ongoing with respect to certain of these matters.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up see Part II – Item – 8 – Notes 10 and 11 to the Company's consolidated financial statements.

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A. (the "Supervisory Goodwill" legal proceedings).  Pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), (the "Settlement Agreement") as approved by the United States Court of Federal Claims (the "Court of Federal Claims"), in October 2012, the United States paid $180,650,000 directly to AmBase (the "Settlement Amount"). As part of the Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount. See Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill tax gross-up matters relating to the Settlement Agreement.

The Company had 6 employees at December 31, 2013.

Background

In August 1988, the Company acquired Carteret Bancorp Inc., which through its principal wholly owned subsidiary Carteret Savings Bank, FA, was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing. On December 4, 1992, the Office of Thrift Supervision ("OTS") placed Carteret Savings Bank, FA in receivership under the management of the Resolution Trust Corporation ("RTC") and a new institution, Carteret Federal Savings Bank, was established to assume the assets and certain liabilities of Carteret Savings Bank, FA. Following the seizure of Carteret Savings Bank, FA, the Company was deregistered as a savings and loan holding company by the OTS, although the OTS retains jurisdiction for any regulatory violations prior to deregistration. See Part II - Item 8 – Notes 10 and 11 to the Company's consolidated financial statements for a discussion of the tax gross-up matters relating to the Settlement Agreement.

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

AmBase Corporation
100 Putnam Green, 3rd Floor
Greenwich, CT 06830
Attn: Shareholder Services

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission ("SEC") EDGAR Database available on the SEC's website at www.sec.gov. Materials filed with the SEC may also be read or copied by visiting the SEC's Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330
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

The Company is subject to risks inherent in owning, developing and leasing real estate.

The Company is subject to varying degrees of risk generally related to leasing and owning real estate, many of which are beyond the Company's control. In addition to general risks related to owning commercial real estate, the Company's risks include, among others:

-	deterioration in regional and local economic and real estate market conditions,

-	failure to complete construction and lease-up on schedule or within budget may increase debt service expense and construction and other costs,

-	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents,

-	changes in interest rate levels and the availability of financing,

-	fluctuations in tourism patterns,

-	adverse changes in laws and regulations (including tax, environmental, zoning and building codes, landlord/tenant and other housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance,

-	potential changes in supply of, or demand for rental properties similar to the Company's,

-	competition for tenants and changes in rental rates,

-	concentration in a single real estate asset and class,

-	difficulty in reletting properties on favorable terms or at all,

-	impairments in the Company's ability to collect rent payments when due,

-	the potential for uninsured casualty and other losses,

-	the impact of present or future environmental legislation and compliance with environmental laws,

-	changes in federal or state tax laws, and

-	acts of terrorism and war.

Each of these factors could have a material adverse effect on the Company's ability to receive distributions from its properties and investments and the Company's financial condition and results of operations.  In addition, real estate investments are relatively illiquid, which means that the Company's ability to promptly sell the Company's property in response to changes in economic and other conditions may be limited.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.

As the Company pursues investments in and/or development and redevelopment projects, these projects generally require various governmental and other approvals, which have no assurance of being received. The Company's investment in development and redevelopment activities generally entail certain risks, including the following:

-	funds may be expended and management's time devoted to projects that may not be completed,

-	construction costs of a project may exceed original estimates possibly making the project economically unfeasible,

-	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortages,

-	occupancy rates and rents at a completed project may be less than anticipated, and

-	expenses at completed development projects may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company and have a material adverse effect on the Company's financial condition and results of operations. Further, investment in and the development and redevelopment of real estate is also subject to the general risks associated with real estate investments. For further information regarding these risks, see the risk factor "The Company is subject to risks inherent in owning, developing and leasing real estate."

Fluctuations in the local market in which the Company's current, equity investment in a development property is located may adversely impact the Company's financial condition and operating results.

The Company's current, equity investment in a development property is located in New York City. This geographic concentration could present risks if the New York City property market performance falls below expectations. The economic condition of this market could affect occupancy, property revenues, and expenses, from the property and its underlying asset value. The financial results of major local employers also may impact the cash flow and value of a property. This could have a negative impact on the Company's financial condition and operating results, which could affect the Company's ability to receive distributions from its investment interest in the property.

Property ownership through equity investments and/or in joint ventures could subject us to the differing business objectives of our co-venturers.

The Company has entered into, and may continue in the future to enter into, equity investments and/or joint ventures (including limited liability companies and partnerships) in which the Company does not hold a direct or controlling interest in the assets underlying the entities in which it invests, including equity investments and/or joint ventures in which (i) the Company owns a direct interest in an entity which controls such assets, or (ii) the Company owns a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets. These equity investments and/or joint ventures may include ventures through which the Company would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures, and may include equity investments and/or joint ventures that the Company does not control or manage.  These investments involve risks that do not exist with properties in which the Company owns a controlling interest with respect to the underlying assets, including the possibility that (i) our co-venturers or partners may, at any time, become insolvent or otherwise refuse to make capital contributions when due, (ii) we may be responsible to our co-venturers or partners for indemnifiable losses, (iii) we may become liable with respect to guarantees of payment or performance by the joint ventures, (iv) we may become subject to buy-sell arrangements which could cause us to sell our interests or acquire our co-venturer's or partner's interests in a joint venture, or (v) our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives.  Even where we have major decision rights or do not have major decision rights, because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions.  Our organizational documents do not limit the amount of available funds that we may invest in equity investments and/or joint ventures and/or partnerships.  If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make receive and distributions or payments to our investors.

Our insurance coverage on our property or properties may be inadequate or our insurance providers may default on their obligations to pay claims.

We currently carry comprehensive insurance on our property or properties, including insurance for liability, fire and flood.  We cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our property or properties.  We cannot guarantee that we will be able to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices.  In addition, while our current insurance policies insure us against loss from terrorist acts and toxic mold, in the future, insurance companies may no longer offer coverage against these types of losses, or, if offered, these types of insurance may be prohibitively expensive.  If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available.  Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties.  We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future.  If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property.  Such events could adversely affect our financial condition and results of operations.  If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations.  In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or canceled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices.  In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.

Illiquidity of real estate limits our ability to act quickly.

Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. These limitations on our ability to sell our properties or investments could have a material adverse effect on our financial condition and results of operations.

We are dependent on our key personnel whose continued service is not guaranteed.

We are dependent upon our executive officers for strategic business direction and real estate experience.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  We have entered into an employment agreement with Richard A. Bianco, Chairman, President and Chief Executive Officer of the Company.  We do not presently have key man life insurance for our executive officers, however, the Company is in process of obtaining such insurance with regard to Mr. R. A. Bianco.

The Company may not be able to insure certain risks economically.

The Company may experience economic harm if any damage to the Company's property or properties is not covered by insurance. The Company cannot be certain that the Company will be able to insure all risks that the Company desires to insure economically or that all of the Company's insurers will be financially viable if the Company makes a claim. The Company may suffer losses that are not covered under the Company's insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, the Company could lose capital invested in a property or properties, as well as any future revenue from the property or properties.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data that may include intellectual property, our proprietary business information and that of our tenants and business partners, including personally identifiable information of our tenants and employees, on our networks.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

The Company was a plaintiff in a legal proceeding seeking recovery of damages for the loss of the Company's investment in Carteret which was settled in October 2012.  The Settlement Agreement provides for a federal tax gross-up.  There can be no assurance of a favorable outcome for the Company regarding receipt of the federal tax gross-up. The Company's tax return has not been examined by the IRS and/or state tax authorities, there can be no assurance as to the amount of taxes ultimately imposed by the IRS and/or state tax authorities or payable by the Company; therefore, the Company cannot predict the final amount of any federal tax gross-up ultimately received by the Company pursuant to the Settlement Agreement.

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A. (the "Supervisory Goodwill" legal proceedings).  Pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), (the "Settlement Agreement") as approved by the United States Court of Federal Claims (the "Court of Federal Claims"), in October 2012, the United States paid $180,650,000 directly to AmBase (the "Settlement Amount"). As part of the Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount. See Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill tax gross-up matters relating to the Settlement Agreement.

As the IRS and/or state tax authorities have not examined the Company's 2012 income tax returns, as filed, the Company cannot predict the amount of taxes ultimately imposed by the IRS and/or state tax authorities or payable by the Company; and therefore, the Company cannot predict the final amount of any federal tax gross-up ultimately received by the Company pursuant to the Settlement Agreement.
ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company, through a wholly owned subsidiary, owns a commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet and is available for lease with approximately 3,500 square feet utilized by the Company for its executive offices.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of the Company's legal proceedings, including the Company's Supervisory Goodwill Settlement Agreement and Tax Gross-up matters, see Part II - Item 8 - Notes 10 and 11 to the Company's consolidated financial statements.

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

Set forth below is a list of executive officers of the Company at December 31, 2013:

Name	Age	Title

Richard A. Bianco	66	Chairman, President and Chief Executive Officer

John Ferrara	52	Vice President, Chief Financial Officer and Controller

Joseph R. Bianco	69	Treasurer

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

The Common Stock of the Company trades through one or more market makers, with quotations made available in the over-the-counter market under the symbol ABCP. The sales prices per share for the Company's Common Stock represent the range of the reported high and low bid quotations.  Such prices reflect interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2013		2012
	High	Low	High	Low
First Quarter	$1.27	$0.96	$1.85	$1.07
Second Quarter	1.28	0.85	1.89	1.65
Third Quarter	1.25	0.90	2.85	1.75
Fourth Quarter	1.23	1.08	3.15	1.01

As of February 28, 2014, there were approximately 11,400 beneficial owners of the Company's Common Stock.  No dividends were declared or paid on the Company's Common Stock in 2013.  On December 10, 2012, the Company paid a cash dividend of $2.00 per share of common stock to common shareholders of record.    The Company has no current plans to declare or pay dividends in the foreseeable future.

For information concerning the Company's stockholder rights plan, see Part II - Item 8 - Note 7 to the Company's consolidated financial statements.

Common Stock Repurchase Plan

In January 2002, and reaffirmed by the Company's Board of Directors in June 2013, the Company announced a common stock repurchase plan (the "Repurchase Plan") which allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.

The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.

From	To	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan
-	Initial Balance	-	-	-	10,000,000
Prior to	January 1, 2013	-	-	3,679,917	6,320,083
January 1, 2013	January 31, 2013	82,097	1.06	3,762,014	6,237,986
February 1, 2013	February 28, 2013	12,400	1.19	3,774,414	6,225,586
March 1, 2013	March 31, 2013	25,500	1.22	3,799,914	6,200,086
April 1, 2013	April 30, 2013	374,207	1.24	4,174,121	5,825,879
May 1, 2013	May 31, 2013	240,117	1.18	4,414,238	5,585,762
June 1, 2013	June 30, 2013	178,523	1.16	4,592,761	5,407,239
July 1, 2013	July 31, 2013	229,898	1.06	4,822,659	5,177,341
August 1, 2013	August 31, 2013	391,488	1.20	5,214,147	4,785,853
September 1, 2013	September 30, 2013	178,126	1.18	5,392,273	4,607,727
October 1, 2013	October 31, 2013	243,852	1.15	5,636,125	4,363,875
November 1, 2013	November 30, 2013	102,364	1.20	5,738,489	4,261,511
December 1, 2013	December 31, 2013	49,381	1.20	5,787,870	4,212,130
Total		2,107,953

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the "Company") is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York and through a wholly-owned subsidiary, owns a commercial office building in Greenwich, Connecticut.

The Company's assets currently consist of cash and cash equivalents, investment securities, an equity investment in a real estate development property, an indemnification asset, and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Part II – Item 8 – Note 5 to the Company's consolidated financial statements, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development project through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims.  Discussions and negotiations are ongoing with respect to certain of these matters.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up see Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company's assets at December 31, 2013, aggregated $98,363,000, consisting principally of cash and cash equivalents of $6,940,000, investment securities of $14,798,000, an equity investment in a real estate development property of $56,132,000, an indemnification asset - federal tax gross-up of $18,429,000 and real estate owned, net of $1,824,000.  At December 31, 2013, the Company's liabilities, including an uncertain tax position reserve, aggregated $38,590,000.  Total stockholders' equity was $59,773,000.

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A. (the "Supervisory Goodwill" legal proceedings).  Pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), (the "Settlement Agreement") as approved by the United States Court of Federal Claims (the "Court of Federal Claims"), in October 2012, the United States paid $180,650,000 directly to AmBase (the "Settlement Amount").  As part of the Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  See Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill tax gross-up matters relating to the Settlement Agreement.

For the year ended December 31, 2013, cash of $2,267,000 was used by operations for the payment of operating expenses. The cash needs of the Company for 2013 were principally satisfied by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.  In addition, cash flows used by investment activities for 2013, include a $57,250,000 equity investment in 111 West 57th Partners LLC ("111 West 57th Partners").

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

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company. The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to the location of the property; current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value. Therefore, the Company believes the carrying value of the property as of December 31, 2013, has not been impaired.  For additional information see Part II – Item 8 – Note 4 to the Company's consolidated financial statements.

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record an aggregate tax reserve of approximately $36,045,000; ($18.9 million for federal) as of December 31, 2013, and $34,157,000 ($18.4 million for federal) as of December 31, 2012, to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction (uncertain tax position), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result, the Company recorded an indemnification asset of $18.4 million to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of December 31, 2013 and December 31, 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.  For additional information see Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements for a discussion of Income Taxes and the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

Included in accounts payable and accrued liabilities at December 31, 2013 and 2012, is an additional incentive compensation accrual of $1.9 million which could be payable to Mr. Bianco pursuant to his 2007 Employment Agreement related to the tax gross-up indemnification asset discussed herein.

There are no material commitments for capital expenditures as of December 31, 2013.  Inflation has had no material impact on the business and operations of the Company.

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

The Company recorded a net loss $6,018,000 or $0.14 per share for the year ended December 31, 2013. For the year ended December 31, 2012, the Company recorded net income of $145,929,000 or $3.37 per share.  Included in net income for the year ended December 31, 2012, is other income of $180,650,000 (the "Settlement Amount") from the Supervisory Goodwill legal proceedings settlement agreement (the "Settlement Agreement") which was paid directly to AmBase on October 19, 2012, as a result of the October 11, 2012 Court of Federal Claims order approving the Settlement Agreement in the Supervisory Goodwill legal proceedings between AmBase, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States").  As part of the Settlement Agreement, the Company is also entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount. Additional other income for the year ended December 31, 2012, reflects the Company's recording of an indemnification asset federal tax gross-up of $18,930,000, to reflect the net amount of the federal uncertain tax position reserve recognized. See Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill legal proceedings and related Settlement Agreement.

Compensation and benefits decreased to $1,798,000 in 2013 from $17,980,000 in 2012.  The decreased amounts in 2013 as compared to 2012 are due to increased incentive compensation payments in 2012 as a result of the Settlement Agreement proceeds received.  Pursuant to the 2007 Employment Agreement, as amended between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement"), Mr. Bianco, in 2012, was paid an incentive payment of $13,565,000 based on the receipt by the Company of the Settlement Amount.  Additionally, in 2012 other employees received incentive payments of approximately $1,100,000.  In September 2013, the Company paid Mr. Bianco $50,000 of previously accrued incentive compensation based on the federal tax gross-up amount received in connection with the Supervisory Goodwill Settlement Agreement.  An additional amount, to be determined, could be payable to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the Settlement Amount.  See Part II - Item 8 - Notes 10 and 11 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill legal proceedings and related Settlement Agreement. No stock based compensation expense was recorded for the years ended December 31, 2013 and 2012.

Professional and outside services increased to $515,000 in 2013 from $472,000 in 2012.  The increase in 2013 as compared to 2012 is principally the result of a higher level of legal fees and other professional fees incurred in connection with the tax gross-up provisions of the Supervisory Goodwill Settlement Agreement.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.  See Part II - Item 8 - Note 11 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill legal proceedings.

Property operating and maintenance expenses were $131,000 in 2013 and $89,000 in 2012.  The increase is primarily due to a general increase in costs and the incurring of various repair and maintenance expenses in 2013 versus 2012.

Insurance expenses decreased slightly to $43,000 in 2013, compared with $44,000 in 2012.  The decrease is due to cost containment measures over insurance costs.

Other operating expenses increased to $310,000 in 2013 compared with $269,000 in 2012 due to an increased franchise tax cost resulting from increased asset base in 2013 versus 2012.

Interest income was $50,000 in 2013 and $39,000 in 2012.  The increase in 2013 compared to 2012 is principally due to a higher level of cash equivalents and investment securities.

Realized gains on sales of investment securities were $39,000 in 2013 and $38,000 in 2012.  The gains are the result of the realization of gains on sales due to market appreciation.

For 2013, there was no other income recognized.  Other income of $16,000 in 2012 is attributable to recovery of funds by the Company from items previously written off.

Equity income (loss) - 111 West 57th Partners of $1,118,000 represents the Company's share of the 111 West 57th Partners' loss for the year ended December 31, 2013.

For the year ended December 31, 2013, the Company recorded an aggregate income tax provision of $2,144,000.  This amount is attributable to a provision for a minimum tax on capital imposed by the state jurisdictions and a provision of $1,888,000 for federal and state interest expense on uncertain tax provisions.

For the year ended December 31, 2012, the Company recorded an income tax provision of $34,841,000.  The 2012 income tax provision is attributable to a current federal provision of $18,930,000 and a current state provision of $15,911,000.  These amounts reflect the net effects of a valuation allowance reversal of $38,167,000 as a result of the recognition of an uncertain tax position reserve.  In March 2013, the Company paid a federal alternative minimum tax liability of $500,729 based on the Company's 2012 tax return as filed and during 2012 paid $180,000 for a tax imposed by the state jurisdictions.  A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 - Note 10 to the Company's consolidated financial statements.

In connection with the uncertain tax positions as noted herein, the Company accrued federal and state interest expense for the year ended December 31, 2013, for potential underpayment of 2012 taxes.  The interest expense is included as a component of income tax expense (benefit) in the consolidated statement of operations and as a component of the uncertain tax position reserve in the Company's consolidated balance sheet. As the IRS and/or state tax authorities have not examined the Company's 2012 income tax returns, as filed, the Company cannot predict the amount of federal and/or state taxes ultimately imposed by the IRS and/or state tax authorities or payable by the Company; and therefore, the Company cannot predict the final amount of any federal tax gross-up ultimately received by the Company pursuant to the Settlement Agreement.

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

Legal Proceedings:  From time to time the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company presently is not aware of any pending or threatened litigation which could have a material adverse effect on the consolidated financial statements presented herein. Management of the Company, in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of any litigation reserves which may be necessary. The assessment of such reserves includes an exercise of judgment and is a matter of opinion. The Company intends to aggressively contest all threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, see Part II - Item 8 - Note 11 to the Company's consolidated financial statements.

Income Tax Audits:  The Company's federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss ("NOL") carryforwards currently available. The Company's federal income tax returns for the years subsequent to 1992 have not been examined by the Internal Revenue Service ("IRS") or state authorities except for tax year 2007 which was examined by the IRS, and which has been concluded.  The accrued amounts for income taxes reflect management's best judgment as to the amounts payable for all open tax years.

Deferred Tax Assets:  As of December 31, 2013, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal.  As of December 31 2012, after taking into account the uncertain tax positions recognized, as of December 31, 2012 the Company did not have any deferred tax assets remaining. The use of the deferred tax assets in 2012 resulted in the release of the full valuation allowance that had previously been recorded. See Part II - Item 8 - Note 10 to the Company's consolidated financial statements.

New Accounting Pronouncements

There are no new accounting pronouncements, except as noted below, that could materially affect the Company's financial statements or results of operations for the periods reported herein.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The Company is in the process of evaluating whether the implementation of this ASU will have a material impact on the Company's consolidated financial position or results of operations.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,(the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in this Annual Report and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; (ix) certain assumptions regarding the outcome of pending legal and/or tax matters, based in whole or in part upon consultation with outside advisors, and (x) risks arising from unfavorable decisions in the Company's current material tax and litigation matters, or unfavorable decisions in other Supervisory Goodwill cases. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of
AmBase Corporation

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  Our audit also includes the financial statement schedule as of December 31, 2013 and 2012, and for the years then ended listed in the index at item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmBase Corporation and subsidiaries, as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Marcum LLP
Hartford, CT
March 26, 2014

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012
Operating expenses:
Compensation and benefits	$1,798	$17,980
Professional and outside services	515	472
Property operating and maintenance	131	89
Depreciation	48	49
Insurance	43	44
Other operating	310	269
Total operating expenses	2,845	18,903
Operating income (loss)	(2,845)	(18,903)

Interest income	50	39
Realized gains (losses) on sales of investment securities	39	38
Unrealized gains (losses) on trading securities	-	-
Other income – Supervisory Goodwill Settlement	-	180,650
Other income - federal tax gross-up	-	18,930
Other income	-	16
Equity income (loss) – 111 West 57th Partners LLC	(1,118)	-
Income (loss) before income taxes	(3,874)	180,770

Income tax expense	2,144	34,841
Net income (loss)	$(6,018)	$145,929

Net income (loss) per common share - basic	$(0.14)	$3.37

Net income (loss) per common share - assuming dilution	$(0.14)	$3.37

Weighted average common shares outstanding - basic	42,275	43,250
Weighted average common shares outstanding - assuming dilution	42,275	43,250
Cash dividend per common share	$-	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2013	December 31, 2012
Cash and cash equivalents	$6,940	$3,907
Investments securities - held to maturity	14,798	79,787
Investments securities - trading carried at fair value	-	-
Total investment securities	14,798	79,787
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	630	582

Real estate owned, net	1,824	1,872

Indemnification asset - federal tax gross-up	18,429	18,930
Investment in 111 West 57th Partners LLC	56,132	-
Other assets	240	374
Total assets	$98,363	$104,870

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$2,545	$1,946
Federal taxes payable	-	501
Uncertain tax position reserve	36,045	34,157
Other liabilities	-	-

Total liabilities	38,590	36,604

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 41,176 outstanding in 2013 and 43,284 outstanding in 2012)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(484,352)	(478,334)
Treasury stock, at cost – 2013 - 5,234 shares; 2012 - 3,126 shares	(4,643)	(2,168)
Total stockholders' equity	59,773	68,266

Total liabilities and stockholders' equity	$98,363	$104,870

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2013 and 2012

($ in thousands, except per share data)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
December 31, 2011	$464	$548,164	$(536,752)	$(2,109)	$9,767

Net income (loss)	-	-	145,929	-	145,929
Common stock repurchased for treasury	-	-	-	(489)	(489)
Stock options exercised	-	140	-	430	570
Cash dividend ($2.00 per common share)	-	-	(87,511)	-	(87,511)
December 31, 2012	464	548,304	(478,334)	(2,168)	68,266

Net income (loss)	-	-	(6,018)	-	(6,018)
Common stock repurchased for treasury	-	-	-	(2,475)	(2,475)
December 31, 2013	$464	$548,304	$(484,352)	$(4,643)	$59,773

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012

Cash flows from operating activities:
Net income (loss)	$(6,018)	$145,929
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	48	49
Realized gains (losses) on sales of investment securities	(39)	(38)
Provision for uncertain tax position reserve	1,888	34,157
Equity (income) loss – 111 West 57th Partners LLC	1,118	-
Unrealized gain (losses) on trading securities	-	-
Stock-based compensation expense	-	-
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	3	(3)
Indemnification asset - federal tax gross-up	501	(18,930)
Other assets	134	(128)
Accounts payable and accrued liabilities	599	1,719
Federal taxes payable	(501)	501
Other liabilities	-	-
Net cash provided (used) by operating activities	(2,267)	163,256

Cash flows from investing activities:
Maturities of investment securities - held to maturity	213,148	387,918
Purchases of investment securities - held to maturity	(148,162)	(467,702)
Sales of investment securities - trading	817	931
Purchases of investment securities - trading	(778)	(681)
Equity investment – 111 West 57th Partners LLC	(57,250)	-
Proceeds from (investment in) real estate limited partnership	-	-
Net cash provided (used) by investing activities	7,775	(79,534)

Cash flows from financing activities:
Common stock repurchased for treasury	(2,475)	(489)
Stock options exercised	-	570
Cash dividends paid	-	(87,511)
Net cash provided (used) by financing activities	(2,475)	-87,430

Net change in cash and cash equivalents	3,033	(3,708)
Cash and cash equivalents at beginning of year	3,907	7,615

Cash and cash equivalents at end of year	$6,940	$3,907
Supplemental cash flow disclosure:
Income taxes paid	$781	$181

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation ("AmBase" or the "Company") is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York and through a wholly owned subsidiary, owns a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A. (the "Supervisory Goodwill" legal proceedings).  The Supervisory Goodwill legal proceedings were settled in October 2012, pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), (the "Settlement Agreement") as approved by the United States Court of Federal Claims (the "Court of Federal Claims"). As part of the Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  See Notes 10 and 11 for a discussion of the Supervisory Goodwill tax gross-up matters relating to the Settlement Agreement.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an equity investment in a real estate development property, an indemnification asset, and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Note 5, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims.  Discussions and negotiations are ongoing with respect to certain of these matters.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up see Notes 10 and 11.

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

Equity method investment

Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control (under GAAP), over the investment. Investments accounted for under the equity method are carried at cost, plus or minus the Company's equity in the increases and decreases in the net assets after the date of acquisition and certain other adjustments. The Company's share of income or loss for equity method investments is recorded in the consolidated statements of operations as equity income (loss).  Dividends received, if any, would reduce the carrying amount of the Company's investment.

Cash and cash equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts, with original maturities of less than three months, are classified as cash equivalents. The majority of the Company's cash and cash equivalents balances are maintained with a limited number of major financial institutions. Cash and cash equivalents balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit per account.

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

Interest and dividends on investment securities are recognized when earned. Realized gains and losses on the sale of investment securities – trading are calculated using an average cost basis for determining the cost basis of the securities. The fair value of publicly traded investment securities is determined by reference to current market quotations.

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record a tax reserve to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the Carteret worthless stock tax deduction included in the Company's 2012 tax returns as filed, (uncertain tax position), could be disallowed in whole or in part by the tax authorities. The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement. As a result, the Company recorded an indemnification asset to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized, as noted herein.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining net oerating loss ("NOL") carryforwards as of 2012 and use of the Company's remaining alterntive minimum tax ("AMT") Tax Credits as of 2012. A portion of the uncertain tax position reserve as of December 31, 2013 and 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement. For additional information see Notes 10 and 11.

Earnings per share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. There were no stock options outstanding at December 31, 2013 and December 31, 2012.

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

Depreciation

Depreciation expense for the Company's owned building is recorded on a straight-line basis over the useful lives of the assets.  Tenant improvements if any, would be depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.  For additional information see Note 4.

New Accounting Pronouncements

There are no new accounting pronouncements, except as noted below, that could materially affect the Company's consolidated financial statements.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist. This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because the ASU does not affect the recognition, measurement or tabular disclosure of uncertain tax positions. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, with early adoption permitted. The Company is in the process of evaluating whether the implementation of this ASU will have a material impact on the Company's consolidated financial position or results of operations.

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	December 31, 2013			December 31, 2012
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$14,798	$14,798	$14,798	$79,787	$79,787	$79,794
	$14,798	$14,798	$14,798	$79,787	$79,787	$79,794

Investment securities – trading consist of the following:

	December 31, 2013			December 31, 2012
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands)
Held to Maturity:	December 31, 2013	December 31, 2012
Gross unrealized gains (losses)	$-	$7

Realized gains (losses) on the sales of investment securities – trading are as follows:

(in thousands)
	Year Ended December 31, 2013	December 31, 2012
Net sale proceeds	$817	$931
Cost basis	778	893
Realized gains (losses)	$39	$38

Unrealized gains (losses) on investment securities - trading are as follows:

(in thousands)
	December 31, 2013	December 31, 2012
Cost basis	$-	$-
Current value	-	-
Unrealized gains (losses)	$-	$-

Note 4 – Real Estate Owned

The Company owns a commercial office building in Greenwich, Connecticut that is managed and operated by the Company. The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Depreciation expense for the building is calculated on a straight-line basis over 39 years.

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

The Company performs impairment tests on a regular basis and/or if events or circumstances indicate that the property's carrying value may not be recoverable. Based on the Company's analysis the Company believes the carrying value of the property as of December 31, 2013, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

Note 5 – Investment in 111 West 57th Partners LLC

On June 28, 2013, 111 West 57th Investment LLC, a Delaware limited liability company ("Investment LLC"), a newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, a Delaware limited liability company (the "Sponsor"), an entity affiliated with Michael Stern of JDS Development Group, and Kevin Maloney of Property Markets Group, Inc., pursuant to which Investment LLC invested $56,000,000 (the "Investment") in a real estate development property to purchase and develop the 111 West 57th Street Property.  In consideration for making the Investment, Investment LLC was granted a 59% membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), a Delaware limited liability company, which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date").  The JV Agreement was submitted into escrow pursuant to that certain Escrow Procedure Letter dated as of June 17, 2013 between Sponsor and Investment LLC (the "Escrow Letter"), and became effective on the Closing Date.  The Company also indirectly contributed an additional $1,250,000 to the Joint Venture in exchange for an additional indirect 1.3% interest in the Joint Venture.  Other members and the Sponsor contributed an additional $37,750,000 of cash and/or property to the Joint Venture.

The JV Agreement and related operating agreements generally provide that all distributable cash shall be distributed as follows: (i) first, 100% to the members in proportion to their percentage interests until Investment LLC has received distributions yielding a 20% internal rate of return as calculated; (ii) second, 100% to the Sponsor as a return of (but not a return on) any additional capital contributions made by the Sponsor on account of manager overruns; and (iii) thereafter, (a) 50% to the members in proportion to their respective percentage interests at the time of such distribution, and (b) fifty percent 50% to the Sponsor..

In March 2014, the Company entered into an amended and restated operating agreement for the Investment LLC (the "Amended and Restated Investment Operating Agreement") to grant a 10% subordinated participation interest in the Investment LLC to Mr. Richard A. Bianco (the Company's current Chairman, President and Chief Executive Officer) ("Mr. R. A. Bianco") as contingent future incentive compensation for Mr. R. A. Bianco's past, current and anticipated ongoing role to develop and commercialize the Company's equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in the Investment LLC, and his entitlement to receive 10% of the distributions from the Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company's initial aggregate $57,250,000 investment in the Investment LLC plus any additional investments by the Company if any, and only with respect to any distributions thereafter.

Additionally, the JV Agreement provides that (i) Mr. R. A. Bianco, his immediate family, and/or any limited liability company wholly-owned thereby, and/or a trust in which Mr. R. A. Bianco and/or his immediate family is the beneficiary, shall at all times own, in the aggregate, not less than 20% of the outstanding shares of AmBase; and (ii) Mr. R. A. Bianco shall remain the Chairman of the Board of Directors of AmBase for the duration of the JV Agreement.

The 111 West 57th Property was acquired from 57th Street Partners NY, LLC (an entity affiliated with Starwood Capital Group Global), Steinway, Inc., and 111 West 57th Street Associates, L.P. (an entity affiliated with Wexford Capital LLC), pursuant to three separate purchase agreements for various components of the 111 West 57th Property.  The aggregate purchase price as noted herein below includes various capitalized costs for the 111 West 57th Property. The Joint Venture intends to purchase additional inclusionary zoning rights for a purchase price of $6,500,000.  The acquisition of the 111 West 57th Property was partially financed pursuant to a mortgage and acquisition loan, as noted herein below, by Annaly CRE LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Annaly Commercial Real Estate Group, Inc., which closed concurrently with the acquisition of the 111 West 57th Property on the Closing Date.  The Joint Venture plans to redevelop the 111 West 57th Property into an approximate combined 346,000 gross square foot luxury residential tower and retail project.

The foregoing descriptions of each of the JV Agreement and the other agreements referenced herein are qualified in their entirety by the contents of the respective agreements.  A copy of the JV Agreement, the Annaly CRE LLC mortgage agreement, and the Escrow Letter were previously filed as exhibits to the Company's financial reports.

The Company has recorded the investment in the 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's consolidated statements of operations.  As of December 31, 2013, the Company's carrying amount of its investment in 111 West 57th Partners as noted in the Company's consolidated balance sheet, is greater than the Company's equity in the underlying net assets of the 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners. The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and/or if events or changes in circumstances indicate a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the year ended December 31, 2013.

Subsequent to December 31, 2013, pursuant to the terms of the Annaly CRE LLC mortgage agreement as the Joint Venture did not purchase the additional inclusionary zoning rights, as provided for pursuant to the Annaly CRE LLC mortgage agreement, the Joint Venture is required to deposit an additional $1,800,000 into the inclusionary air rights reserve, held by Annaly CRE LLC for the purchase of the additional inclusionary zoning rights.  As a result, the Company is required by April 1, 2014, to contribute additional capital of $1,072,000 to the Joint Venture for deposit into the inclusionary air rights reserve which the Company expects to contribute on or before April 1, 2014.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	December 31, 2013
Real estate held for development, net	$263,312
Escrow deposits	43,100
Other assets	18,062
Total assets	$324,474
Liabilities:
Mortgage payable	$230,000
Accounts payable	2,767
Total liabilities	232,767
Equity:
Total equity	91,707
Total liabilities and equity	$324,474

(in thousands)	June 28, 2013 through December 31, 2013
Rental income	$1,106
Expenses	2,962
Net income (loss)	$(1,856)

Note 6 - Savings Plans

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
 The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Company matching contributions	$28	$26
Employer match %	33%	33%

Note 7 - Stockholders' Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2013	December 31, 2012
Par value	$0.01	$0.01
Authorized shares	200,000	200,000
Issued shares	46,410	46,410
Outstanding shares	41,176	43,284

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2013	December 31, 2012
Par value	$0.01	$0.01
Authorized shares	50,000	50,000
Issued shares	0	0
Outstanding shares	0	0

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Common stock outstanding at beginning of period	43,284	43,076
Common stock repurchased for treasury	(2,108)	(472)
Issuance of treasury stock	-	680
Common stock outstanding at end of period	41,176	43,284

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Treasury stock held at beginning of period	3,126	3,334
Common stock repurchased for treasury	2,108	472
Issuance of treasury stock	-	(680)
Treasury stock held at end of period	5,234	3,126

Common Stock Repurchase Plan

In January 2002, and reaffirmed by the Company's Board of Directors in June 2013, the Company announced a common stock repurchase plan (the "Repurchase Plan") which allows for the repurchase by the Company of its common stock in the open market.

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2013
Common shares repurchased to treasury	2,108
Aggregate cost of shares repurchased	$2,475

(in thousands)	December 31, 2013
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased	5,788
Total number of shares that may still be repurchased	4,212

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan as further described in Note 9 herein, and other non-related employee benefit plans is as follows:

(in thousands)	December 31, 2013
1993 Stock Incentive Plan	4,320
Other employee benefit plan	100
Total common shares reserved for issuance	4,420

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

Note 8 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities is as follows:

(in thousands, except per share data)
	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income (loss)	$(6,018)	$145,929
Weighted average common shares outstanding	42,275	43,250

Assumed dilutive effect of stock option exercise(s)	-	-
Weighted average common shares outstanding assuming dilution	42,275	43,250
Net income (loss) per common share - basic	$(0.14)	$3.37
Net income (loss) per common share - assuming dilution	$(0.14)	$3.37

Options to purchase shares of common stock which were excluded from the computation of diluted earnings per share due to the effect of being antidilutive in the computation of earnings per share were as follows:

(in thousands)	December 31, 2013	December 31, 2012
Option shares	-	-

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item.   If the Committee determines within the time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to Participants shall be pursuant to percentages of the Annual Bonus Pool as set forth in the 1994 Plan to the Company's Chief Executive Officer, and a percentage of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee.  The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No bonuses were paid attributable to the 1994 Plan for 2013. In 2012, a portion of the compensation paid to Mr. Bianco may qualify for deduction under the 1994 Plan.

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

Incentive plan activity is summarized as follows:

(shares in thousands)	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at December 31, 2011	816	$0.88
Exercised	(680)	0.84
Expired	(136)	1.09

Outstanding at December 31, 2012	-	-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2013	-

Options exercisable at:
December 31, 2013	-	$-
December 31, 2012	-	$-

Information relating to the 1993 Plan is as follows:
(in thousands)	December 31, 2013	December 31, 2012
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year ended	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	-
Common shares reserved for issuance	4,320
Shares available for future stock option grants	4,320
Intrinsic value of options outstanding	$-
Intrinsic value of options exercisable	$-

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

Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital in the Consolidated Statements of Changes in Stockholders' Equity.  There were no stock option grants in 2013 and 2012.

Note 10 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Federal - current	$750	$18,930
State - current	1,394	15,911
Total current	2,144	34,841
Federal - deferred	(1,270)	38,167
State - deferred	(165)	-
Change in valuation allowance	1,435	(38,167)
Total deferred	-	-
Income tax expense (benefit)	$2,144	$34,841

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012

Income (loss) before income taxes	$(3,874)	$180,770
Tax expense (benefit) :
Tax at statutory federal rate	$(1,356)	$63,270
State income taxes	256	15,911
Federal interest	750	-
State interest	1,138	-
Permanent items	(79)	(6,173)
Other	-	-
Change in valuation allowance	1,435	(38,167)
Income tax expense (benefit)	$2,144	$34,841

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Tax at statutory federal rate	35.0%	35.0%
State income taxes	(6.6%)	8.8%
Federal interest	(19.4%)	-
State interest	(29.4%)	-
Permanent difference, tax credits and other adjustments	2.1%	(3.4%)
Other	0.0%	-
Change in valuation allowance	(37.0%)	(21.1%)
Effective income tax rate	(55.3)%	19.3%

The Company's federal income tax returns for the years subsequent to 1992 have not been examined by the Internal Revenue Service ("IRS") or state authorities, except for tax year 2007, which was examined by the IRS and has been concluded.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2010.  Interest and/or penalties related to underpayments of income taxes, or if applicable on uncertain tax positions, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for penalties.

State income tax amounts for the year ended December 31, 2013 include accrued state interest expense for uncertain tax positions and a provision for a minimum tax on capital imposed by the state jurisdictions.  State income tax amounts for the year ended December 31, 2012 is primarily attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.

Based on the Company's 2012 federal income tax ("FIT") return as filed (subject to IRS audit adjustment/review), as prepared by the Company's outside tax advisors, the Company recognized a worthless stock deduction for the Company's remaining tax basis related to its investment in Carteret (the "Carteret Worthless Stock Deduction" or "Carteret Tax Basis") in the computation of the Company's 2012 taxable income.  The Company further reduced its 2012 federal taxable income through the utilization of its previously available federal tax net operating loss ("NOL") carryforward deductions in the computation of the Company's 2012 federal tax liability.  The federal NOL carryforwards were required to be utilized in tax year 2012 as a result of the Internal Revenue Code ("IRC") regulations that require NOLs to be utilized in the first year in which the Company has taxable income; otherwise, use of the NOL carryforwards would be lost.  The Carteret Worthless Stock Deduction was required to be recognized in the year of worthlessness, i.e. 2012.

The Carteret Tax Basis and federal NOL carryforward deductions utilized as part of the Company's 2012 federal income tax return as filed were as follows:

(in thousands)
Carteret Tax Basis	$152,000
Federal NOL carryforwards utilized	$25,000

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as detailed herein, the Company was required to record an aggregate tax reserve to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the Carteret Worthless Stock Deduction, (uncertain tax position), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement, as further described below.  As a result the Company recorded an indemnification asset, as noted herein, to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  A portion of the uncertain tax position reserve as of December 31, 2013 and December 31, 2012, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.

In connection with the uncertain tax positions as noted herein, the Company accrued federal and state interest expense for the potential underpayment of 2012 taxes.  The interest expense is included as a component of income tax expense (benefit) in the consolidated statement of operations and as a component of the uncertain tax position reserve in the consolidated balance sheets.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's federal NOL carryforwards and federal Alternative Minimum Tax ("AMT") Tax Credits which would have been available as of 2012.

A roll forward of the uncertain tax positions reserve, excluding accrued federal and state interest is as follows:

(in thousands)	December 31, 2013	December 31, 2012
Uncertain tax position reserve excluding accrued interest, at beginning of period	$34,157	$-
Federal uncertain tax position reserve excluding accrued interest	-	18,429
State uncertain tax position reserve excluding accrued interest	-	15,728
Uncertain tax position reserve excluding accrued interest, at end of period	$34,157	$34,157

The Company's uncertain tax positions tax reserve, including accrued interest is as follows:

(in thousands)	December 31, 2013	December 31, 2012
Federal uncertain tax positions reserve, including accrued federal interest	$19,179	$18,429
State uncertain tax positions reserve, including accrued state interest	16,866	15,728
Total uncertain tax positions reserve, including accrued federal and state interest	$36,045	$34,157

The interest expense related to the uncertain tax positions is as follows:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Federal	$750	$-
State jurisdictions	1,138	-

Interest expense - taxes	$1,888	$-

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws.  Based on the Company's federal income tax returns filed or to be filed, the Company estimates it has federal NOL carryforwards available to reduce future federal taxable income, which can be carried back to the two (2) preceding tax years if needed or would expire if unused, as indicated below.
The federal NOL carryforwards as of December 31, 2013 are as follows:

Tax Year Originating	Tax Year Expiring	Amount
2013	2033	$3,600,000

Based on the Company's State of Connecticut tax returns filed or to be filed, the Company estimates it has state NOL carryforwards to reduce future State of Connecticut taxable income, which would expire if unused, as indicated below.
The state NOL carryforwards as of December 31, 2013 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
		$5,300,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards as follows.

	December 31, 2013	December 31, 2012
Net deferred tax asset	$1,400,000	$-
Valuation allowance	(1,400,000)	-
Net deferred tax asset recognized	$-	$-

A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.  It is unclear whether any significant changes in unrecognized income tax benefits are currently expected to occur over the next year. The net deferred tax asset amounts noted above do not include the NOL's utilized in connection with the calculation of the uncertain tax position reserve as noted herein.

As part of the October 2012 Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  Based on the Company's 2012 federal income tax return as filed (subject to IRS audit adjustment/review), in March 2013, the Company paid $500,729 of federal income taxes attributable to AMT     rate calculations (the "2012 Federal Income Tax Paid").  On May 3, 2013, the Company filed a Rule 60(b) Motion with the Court of Federal Claims seeking a tax gross-up from the United States for the 2012 Federal Income Tax Paid, plus applicable tax consequences relative to the reimbursement of this amount.  Subsequently, Senior Judge Smith held oral argument and after the hearing filed an order directing the United States to pay AmBase reimbursement for 2012 Federal Income Taxes Paid as provided for in the Settlement Agreement, which amount was received by the Company in September 2013.  On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by AmBase. In summary, the Court held that the Settlement Agreement is a contract and that it entitles the Company to receive both "(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component."  But the Court did not award additional damages for the second component of the damages at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company's future income.  The Court indicated that either the Company or the government is entitled to seek further relief "if, and when, the facts justify."  The Court also stated that the "plain meaning of the agreement precludes state taxes from being included in any possible future gross-up calculations."  Additionally, the Court indicated that AmBase "would first have to generate income" before it could attempt to recover compensation for the use of its NOLs to shield the settlement proceeds from federal taxation.

Based on the Company's 2012 federal income tax return as filed, the Company recorded a receivable as of December 31, 2012, for the 2012 Federal Income Tax Paid to reflect a portion of the tax gross-up reimbursement the Company sought pursuant to the Settlement Agreement, which was recognized as a component of the Indemnification asset - federal tax gross-up in the Company's Consolidated Balance Sheet which amount was received by the Company in September 2013.  For additional information, see Note 11.

The Company's indemnification asset which reflects the potential amounts reimbursable pursuant to the tax gross-up provision of the Settlement Agreement for the federal uncertain tax position reserve recognized, is as follows:

(in thousands)	December 31, 2013	December 31, 2012
Indemnification asset – federal tax gross-up	$18,429	$18,930

As the IRS and/or state tax authorities have not examined the Company's 2012 income tax returns, as filed, the Company cannot predict the amount of federal and/or state taxes ultimately imposed by the IRS and/or state tax authorities or payable by the Company; and therefore, the Company cannot predict the final amount of any federal tax gross-up ultimately received by the Company pursuant to the Settlement Agreement.

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

The Company has made numerous requests to the RTC/FDIC for tax information pertaining to Carteret and the resulting successor institution, Carteret Federal Savings Bank ("Carteret FSB"); however, that information has not been received. Because the Carteret and Carteret FSB tax information has not been received, the Company is unable to determine with certainty the amount of or the years in which any NOL's may ultimately be generated; if the NOL carryforwards/carrybacks will be utilized in prior federal income tax return years; or the final expiration dates of any of the NOL carryforwards/carrybacks ultimately generated relating to the Election Decision noted herein.  Based on information received, the Company calculated the Carteret Tax Basis as of December 1992.

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

Note 11 - Legal Proceedings

The Company is or has been a party in a number of lawsuits or proceedings, including the following:

Supervisory Goodwill Litigation – Tax Gross-up - The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A. (the "Supervisory Goodwill" legal proceedings).  A Settlement Agreement in the Supervisory Goodwill legal proceedings between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), was executed (the "Settlement Agreement") which was subject to approval by the United States Court of Federal Claims (the "Court of Federal Claims").  On October 11, 2012, the Court of Federal Claims issued an order approving the Settlement Agreement, and on October 19, 2012, the United States paid $180,650,000 directly to AmBase (the "Settlement Amount").

As part of the Settlement Agreement, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  Based on the Company's 2012 federal income tax return as filed (subject to IRS audit adjustment/review), in March 2013, the Company paid $500,729 of federal income taxes attributable to Alternative Minimum Tax ("AMT") rate calculations (the "2012 Federal Income Tax Paid").  Pursuant to the Settlement Agreement, Rule 60(b) of the Rules of the Court of Federal Claims will govern the process for receiving a tax gross-up.  On May 3, 2013, the Company filed a Rule 60(b) Motion with the Court of Federal Claims seeking a tax gross-up from the United States for the 2012 federal income tax paid, plus applicable tax consequences relative to the reimbursement of this amount.  The Company sought to: (i) reserve the right to seek a tax gross-up for any additional federal tax which could be owed as a result of additional taxes which may be imposed by the IRS upon tax return review or otherwise; and (ii) reserve the right to seek the economic value for deductions utilized against the Settlement Award.  The DOJ, on behalf of the United States, filed their response brief in May 2013, and the Company filed its reply brief in June 2013.  Subsequently, Senior Judge Smith held oral argument on June 12, 2013 and after the hearing filed an order directing the United States to pay AmBase reimbursement for 2012 Federal Income Taxes Paid as provided for in the Settlement Agreement, which amount was received by the Company in September 2013.

On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by AmBase. In summary, the Court held that the Settlement Agreement is a contract and that it entitles the Company to receive both "(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component."  But the Court did not award additional damages for the second component of the damages at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company's future income.  The Court indicated that either the Company or the government is entitled to seek further relief "if, and when, the facts justify."  The Court also stated that the "plain meaning of the agreement precludes state taxes from being included in any possible future gross-up calculations."  Additionally, the Court indicated that AmBase "would first have to generate income" before it could attempt to recover compensation for the use of its NOLs to shield the settlement proceeds from federal taxation.  For additional information, see Note 10 – to the Company's consolidated financial statements.

Pursuant to the 2007 Employment Agreement, as amended, between the Company and Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. Bianco") (the "2007 Employment Agreement"), Mr. Bianco, in 2012, was paid an incentive payment based on the receipt by the Company of the Settlement Amount.  Additionally, in September 2013, the Company paid Mr. Bianco $50,000 of previously accrued incentive compensation based on the federal tax gross-up received in connection with the Supervisory Goodwill Settlement Agreement.  An additional amount, to be determined, could be payable to Mr. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the Settlement Amount.  Included in accounts payable and accrued liabilities at December 31, 2013 and 2012, is an additional incentive compensation accrual of $1.9 million which could be payable to Mr. Bianco pursuant to his 2007 Employment Agreement related to the tax gross-up indemnification asset discussed herein.  The Company has no contingent fee agreements in place with its attorneys or any outside advisor in connection with the Supervisory Goodwill legal proceedings or award.

Federal income tax refund suit on Carryback Claims.  In March 2000, the Company filed with the IRS several claims and amendments to previously filed claims with respect to the Carryback Claims, seeking refunds from the IRS of alternative minimum tax and other federal income taxes paid by the Company in prior years, plus applicable IRS interest, based on the filing of the 1992 Amended Return.  In February 2005, the IRS formally disallowed the Carryback Claims.  On April 29, 2008, the Company filed suit with respect to the Carryback Claims in the United States District Court for the District of Connecticut, seeking federal tax refunds for tax year 1989, plus interest.  On September 29, 2009, the U.S. Department of Justice (the "DOJ"), representing defendant United States in the suit, filed a Motion to Dismiss.  In response, on October 19, 2009, the Company filed its opposition to the DOJ's Motion to Dismiss, as well as the Company's own Motion for Partial Summary Judgment.  In June 2010, the Court issued a Memorandum Decision conditionally granting the DOJ's Motion to Dismiss the case but allowing the Company to conduct limited discovery to establish whether the Court has jurisdiction.  On August 30, 2010, the Company filed a Motion to Set Aside the Court's Conditional Order of Dismissal.  On February 28, 2011, the Court granted the Company's motion and issued a Memorandum of Decision concluding that the Company had timely filed a refund claim for tax year 1992 seeking to adjust the amount of bad debt deduction and that the case should not be dismissed.  In March 2011, the Company filed a Motion for Partial Summary Judgment based on the Court's ruling that the Company's refund claims were timely filed.  In May 2011, the DOJ filed a Cross Motion for Summary Judgment and an opposition to the Company's Summary Judgment Motion.  In June 2011, the Company filed a Memorandum in Opposition to the DOJ's Cross Motion for Summary Judgment and a Reply to the DOJ's Opposition to the Company's Summary Judgment Motion, and the DOJ in June 2011, subsequently filed a response brief.  The Court granted the Company's motion in part and denied it in part, in a Memorandum Decision dated November 30, 2011.  On January 26, 2012, the Company filed a Motion for Partial Summary Judgment as to the amount of additional bad debt deduction that should be allowed.  On February 16, 2012, the DOJ filed an Opposition to the Company's Motion for Partial Summary Judgment.  On February 28, 2012, the Company filed a Reply to the DOJ's Opposition to the Company's Motion for Partial Summary Judgment.  On May 23, 2012, the Court issued an order denying the Company's Motion for Partial Summary Judgment.  Under the Court's rulings, the Company would not be entitled to recover a tax refund.  On July 5, 2012, the Court entered its final judgment and order determining that the Company is not entitled to a refund.  In December 2012, the Company filed an appeal of the adverse judgment to the United States Court of Appeals for the Second Circuit ("Court of Appeals").  The parties filed their briefs and oral argument on the case was held on June 10, 2013. On September 9, 2013, the Court of Appeals issued an opinion granting in part and denying in part the Company's motion.  The Court of Appeals' opinion results in no recovery of refunds for the Company.  In October 2013, the Company filed a petition for panel rehearing in which it petitioned the Court of Appeals to reconsider its opinion regarding the amount of allowable bad debt reserves.  In November 2013, the Court of Appeals denied the Company's petition for a panel rehearing, as a result, no recovery is expected by the Company in this matter.  The accompanying financial statements include no legal fees in connection with the Carryback Claims proceedings as these legal fees were payable pursuant to a contingent fee arrangement with the attorneys upon a final recovery received.  See Note 10 – Income Taxes for further information.

Note 12 - Fair Value Measurements

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

Level 1 –	Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 –	Observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the measurement date.

Level 3 –	Unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management's best estimate of fair value.

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

As of December 31, 2013, the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2013, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.	OTHER INFORMATION

In March 2014, the Company entered into the Amended and Restated Investment Operating Agreement of Investment LLC as further described in Item 8 - Note 5 to the Company's consolidated financial statements.   Pursuant to the Amended and Restated Investment Operating Agreement, the Company granted a 10% subordinated participation interest in the Investment LLC to Mr. R.A. Bianco as contingent future incentive compensation for Mr. R. A. Bianco's past, current and anticipated ongoing role to develop and commercialize the Company's equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in the Investment LLC, and his entitlement to receive 10% of the distributions from the Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company's initial aggregate $57,250,000 investment in the Investment LLC, plus any additional investments by the Company if any, and only with respect to any distributions thereafter.

The Amended and Restated Investment Operating Agreement is filed as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference.

The information regarding the Company's entry into the Amended and Restated Investment Operating Agreement is being disclosed under this Item 9B of Form 10-K in lieu of Items 1.01 and 5.02(e) of Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers required by this item is set forth following Item 3 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 5, 2014, under the captions "Proposal No. 1 - Election of Directors" and  "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2013 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 5, 2014, under the captions "Executive Compensation," "Employment Contracts," and "Compensation of Directors" which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2013 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2013 as follows:

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

For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 5, 2014, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2013 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 5, 2014, under the captions "Proposal No. 1 - Election of Directors" and "Information Concerning the Board and its Committees," which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2013 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading "Proposal 2 - Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 5, 2014, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its 2013 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits:

3.1.
Restated Certificate of Incorporation of AmBase Corporation (as amended through February 12, 1991) (incorporated by reference to Exhibit 3A to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

3.2.	By-Laws of AmBase Corporation (as amended through March 15, 1996), (incorporated by reference to Exhibit 3B to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

10.1.	1993 Stock Incentive Plan as amended (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 16, 2008).

10.2.	1994 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1994).

10.3.	AmBase Officers and Key Employees Stock Purchase and Loan Plan (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

10.4.
Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, for employment from June 1, 2007 through May 31, 2012, (incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ending December 31, 2005), and as amended January 1, 2008, (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ending December 31, 2007) as amended as of January 1, 2012, (incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ending December 31, 2011), and as amended as of June 17, 2013, (incorporated by reference to the Company's Current Report on Form 8-K filed on June 21, 2013 and to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.5
111 West 57th Partners LLC Limited Liability Company Agreement.  Dated as of June 28, 2013, (incorporated by reference to Exhibit 10.1 to Amendment no. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2013).

10.6
Loan Agreement.  Dated as of June 28, 2013 among 111 West 57th LH LLC and 111 West 57th FE LLC collectively, as Borrower and Annaly CRE LLC as Lender (incorporated by reference to Exhibit 10.1 to Amendment no. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2013).

10.7
Escrow Procedure Letter Agreement dated June 17, 2013, (incorporated by to Exhibit 10.1 to Amendment no. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2013).

10.8	Amended and Restated Limited Liability Company Agreement of 111 West 57th Investment, LLC dated March 25, 2014.

14.	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ending December 31, 2003).

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

99.1	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on October 22, 2012 and incorporated by reference herein).

99.2
United States Court of Federal Claims Opinion and Order dated August 6, 2013 regarding tax gross-up, initially filed under seal reissued for publication August 16, 2013 (originally filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein).

101.1
The following financial statements from AmBase Corporation's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

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
Date:  March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 26, 2014	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 26, 2014

/s/JERRY Y. CARNEGIE Director Date: March 26, 2014	/s/ ALESSANDRA F. B. HALLORAN Director Date: March 26, 2014

/s/ THEODORE T. HORTON, JR. Director Date: March 26, 2014	/s/KENNETH M. SCHMIDT Director Date: March 26, 2014

AMBASE CORPORATION AND SUBSIDIARIES
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at the Close of the Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Office Building:
Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454

Total	$-	$554	$1,880	$20	$554	$1,900	$2,454

[Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date Constructed	Date Acquired	Life on Which Depreciated Latest Income Statement
Office Building:
Greenwich, CT	$630	1970	Apr-01	39 years

Total	$630

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Balance at beginning of year	$2,454	$2,454
Improvements	-	-
Acquisitions	-	-
Disposition	-	-
Balance at end of year	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$582	$533
Depreciation expense	48	49
Dispositions	-	-
Balance at end of year	$630	$582

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Jerry Y. Carnegie Private Investor	Alessandra F. B. Halloran Senior Officer BARC Investments, LLC	Theodore T. Horton, Jr. Private Investor

Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2014 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 5, 2014, at:

Hyatt Regency Hotel
1800 East Putnam Avenue
Greenwich, CT  06870
Corporate Headquarters AmBase Corporation 100 Putnam Green, 3rd Floor Greenwich, CT 06830-6027 (203) 532-2000

Common Stock Trading

AmBase stock is traded through one or more market-makers with quotations made available on the over-the-counter market.

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2014, there were approximately 11,400 stockholders.