Form 10-Q
period 2014-03-31
AMBASE CORP
filed 2014-05-13
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

At April 30, 2014, there were 40,748,000 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2014	2013
Operating expenses:
Compensation and benefits	$527	$343
Professional and outside services	64	216
Property operating and maintenance	38	26
Depreciation	12	12
Insurance	9	8
Other operating	73	67
Total operating expenses	723	672
Operating income (loss)	(723)	(672)

Interest income	6	17
Realized gains (losses) on sales of investment securities	12	2
Unrealized gains (losses) on trading securities	-	-
Other income – federal tax gross up	-	-
Other income	-	-
Equity income (loss) 111 West 57th Partners LLC	(600)	-
Income (loss) before income taxes	(1,305)	(653)

Income tax expense (benefit)	650	64
Net income (loss)	$(1,955)	$(717)

Net income (loss) per common share - basic	$(0.05)	$(0.02)
Net income (loss) per common share - assuming dilution	$(0.05)	$(0.02)

Weighted average common shares outstanding - basic	40,940	43,203
Weighted average common shares outstanding - assuming dilution	40,940	43,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share data)

Assets:	March 31, 2014		December 31, 2013
Cash and cash equivalents		$6,008		$6,940
Investments securities - held to maturity		12,996		14,798
Investments securities - trading carried at fair value		-		-
Total investment securities		12,996		14,798
Real estate owned:
Land		554		554
Buildings		1,900		1,900
Real estate owned, gross		2,454		2,454
Less: accumulated depreciation		642		630

Real estate owned, net		1,812		1,824

Indemnification asset - federal tax gross-up		18,429		18,429
Investment in 111 West 57th Partners LLC		56,604		56,132
Other assets		220		240
Total assets		$96,069		$98,363

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities		$2,057		$2,545
Federal taxes payable		-		-
Uncertain tax position reserve		36,640		36,045
Other liabilities		-		-

Total liabilities		38,697		38,590

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 40,801 outstanding in 2014 and 41,176 outstanding in 2013)		464		464
Additional paid-in capital		548,304		548,304
Accumulated deficit		(486,307)		(484,352)
Treasury stock, at cost – 2014 - 5,609 shares; 2013 – 5,234 shares		(5,089)		(4,643	) )
Total stockholders' equity		57,372		59,773

Total liabilities and stockholders' equity	$	$ 96,069	$	$ 98,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income (loss)	$(1,955)	$(717)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	12	12
Realized (gains) losses on sales of investment securities	(12)	(2)
Provision for uncertain tax position reserve	595	-
Equity (income) loss - 111 West 57th Partners LLC	600	-
Unrealized (gains) losses on trading securities	-	-
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	-	-
Indemnification asset - federal tax gross-up	-	-
Other assets	(2)	134
Accounts payable and accrued liabilities	(488)	(1)
Federal taxes payable	-	(501)
Other liabilities	-	-
Net cash provided (used) by operating activities	(1,250)	(1,075)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	14,798	99,183
Purchases of investment securities - held to maturity	(12,996)	(98,366)
Sales of investment securities – trading	646	3
Purchases of investment securities – trading	(634)	(1)
Equity investment - 111 West 57th Partners LLC	(1,072)	-
Proceeds from (investment in) real estate limited partnership	22	-
Net cash provided (used) by investing activities	764	819

Cash flows from financing activities:
Common stock repurchased for treasury	(446)	(133)
Stock options exercised	-	-
Net cash provided (used) by financing activities	(446)	(133)

Net change in cash and cash equivalents	(932)	(389)
Cash and cash equivalents at beginning of period	6,940	3,907
Cash and cash equivalents at end of period	$6,008	$3,518
Supplemental cash flow disclosure:
Income taxes paid	$60	$611

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries ("AmBase" or the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2013.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an equity investment in a real estate development property, an indemnification asset, and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Note 5, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its tax and legal proceedings. Discussions and negotiations are ongoing with respect to certain of these matters.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.  For a discussion of proceedings relating to the Supervisory Goodwill Settlement Agreement – Tax Gross-up see Note 9.

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements, except as noted below, that would likely materially affect the Company's condensed consolidated financial statements.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist ("ASU- 2013-11"). This ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss or a tax credit carryforward, except when: (1) an NOL carryforward, a similar tax loss or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; or (2) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice). If either of these conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. Additional recurring disclosures are not required because ASU-2013-11 does not affect the recognition, measurement or tabular disclosure of uncertain tax positions.

The Company considered impact of the implementation of ASU-2013-11 in preparation of its condensed consolidated financial statements for the period end March 31, 2014.  The Company has not yet filed its 2013 Federal income tax return, however, based on the Company's current analyses along with consultation with tax advisors, the Company expects that it will elect to not carryback and thus only carryforward any federal tax loss, if and when generated, for tax years 2013 and 2014. Therefore, the Company does not believe, ASU-2013-11 has an impact the Company's condensed consolidated financial statements for the period ended March 31, 2014.

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	March 31, 2014			December 31, 2013
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$12,996	$12,996	$12,996	$14,798	$14,798	$14,798
	$12,996	$12,996	$12,996	$14,798	$14,798	$14,798

Investment securities - trading consist of the following:

	March 31, 2014			December 31, 2013
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands) Held to Maturity:	March 31, 2014	December 31, 2013
Gross unrealized gains (losses)	$-	$-

 Realized gains (losses) on the sales of investment securities - trading are as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013

Net sale proceeds	$646	$3
Less: Cost basis	634	1
Realized gains (losses)	$12	$2

Unrealized gains (losses) on investment securities - trading are as follows:

Three Months Ended March 31
(in thousands)	2014	2013

Cost basis	$-	$-
Current value	-	-
Unrealized gains (losses)	$-	$-

Note 4 –Real Estate Owned

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately  square feet; with approximately 3,500 square feet utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease. Depreciation expense for the building is calculated on a straight-line basis over  years.

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

The Company performs impairment tests on a regular basis and/or if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis the Company believes the carrying value of the real estate owned as of March 31, 2014, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

Note 5 – Investment in 111 West 57th Partners LLC

On June 28, 2013, 111 West 57th Investment LLC, a Delaware limited liability company ("Investment LLC"), a newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, a Delaware limited liability company (the "Sponsor"), an entity affiliated with Michael Stern of JDS Development Group, and Kevin Maloney of Property Markets Group, Inc., pursuant to which Investment LLC invested $56,000,000 (the "Investment") in a real estate development property to purchase and develop the 111 West 57th Street Property.  In consideration for making the Investment, Investment LLC was granted a 59% membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), a Delaware limited liability company, which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date").  The Company also indirectly contributed an additional $1,250,000 to the Joint Venture in exchange for an additional indirect interest of approximately 1.3% in the Joint Venture.  Other members and the Sponsor contributed an additional $37,750,000 of cash and/or property to the Joint Venture.

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

In March 2014, the Company entered into an amended and restated operating agreement for the Investment LLC (the "Amended and Restated Investment Operating Agreement") to grant a 10% subordinated participation interest in the Investment LLC to Mr. Richard A. Bianco (the Company's current Chairman, President and Chief Executive Officer) ("Mr. R. A. Bianco"), as contingent future incentive compensation for Mr. R. A. Bianco's past, current and anticipated ongoing role to develop and commercialize the Company's equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in the Investment LLC, and his entitlement to receive 10% of the distributions from the Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company's initial aggregate $57,250,000 investment in the Investment LLC and the Joint Venture, plus any additional investments by the Company if any, and only with respect to any distributions thereafter.

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

In March 2014, pursuant to the terms of the Annaly CRE LLC mortgage agreement, as the Joint Venture did not purchase the additional inclusionary zoning rights as provided for pursuant to the Annaly CRE LLC mortgage agreement, the Joint Venture deposited an additional $1,800,000 into the inclusionary air rights reserve, held by Annaly CRE LLC for the purchase of the additional inclusionary zoning rights.  As a result, the Company contributed additional capital of $1,072,000 to the Joint Venture for deposit into the inclusionary air rights reserve in March 2014.

The foregoing descriptions of each of the JV Agreement and the other agreements referenced herein are qualified in their entirety by the contents of the respective agreements.  A copy of the JV Agreement, the Annaly CRE LLC mortgage agreement, and the Escrow Letter were previously filed as exhibits to the Company's financial reports.

The Company has recorded the investment in the 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations.  As of March 31, 2014, the Company's carrying amount of its investment in 111 West 57th Partners as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of the 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners. The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and/or if events or changes in circumstances indicate a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the three months ended March 31, 2014.
The following table presents summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	March 31, 2014	December 31, 2013
Real estate held for development, net	$273,318	$263,312
Escrow deposits	36,636	43,100
Other assets	15,987	18,062
Total assets	$325,941	$324,474
Liabilities:
Mortgage payable	$230,000	$230,000
Other liabilities	3,431	2,767
Total liabilities	233,431	232,767
Equity:
Total equity	92,510	91,707
Total liabilities and equity	$325,941	$324,474

Three Months Ended March 31, 2014
Rental income	$273
Expenses	1,270
Net income (loss)	$(997)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Company matching contributions	$29	$13
Employer match %	33%	33%

Note 7 – Common Stock Repurchase Plan

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Three Months Ended March 31, 2014
Common shares repurchased to treasury during period	375
Aggregate cost of shares repurchased during period	$446

(in thousands)	March 31, 2014
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,163
Total number of shares that may yet be repurchased	3,837

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. There were no stock option grants during the three months ended March 31, 2014 and 2013. No stock options were outstanding at March 31, 2014 or December 31, 2013.

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	March 31, 2014
1993 Stock Incentive Plan	4,320
Other employee benefit plan	100
Total common shares reserved for issuance	4,420

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Federal – current	$238	$-
State – current	412	64
Total current	650	64

Federal – deferred	(457)	(229)
State – deferred	-	-
Change in valuation allowance	457	229
Total deferred	-	-

Income tax expense (benefit)	$650	$64

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Income (loss) before income taxes	$(1,305)	$(653)
Tax expense (benefit):
Tax at statutory federal rate	$(457)	$(229)
State income taxes	55	64
Federal interest	238	-
State interest	357	-
Permanent items	-	-
Other	-	-
Change in valuation allowance	457	229

Income tax expense (benefit)	$650	$64

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Tax at statutory federal rate	35.0%	35.0%
State income taxes	(4.2)	(9.8)
Federal interest	(18.2)	0.0
State interest	(27.4)	0.0
Permanent differences, tax credits and other adjustments	0.0	0.0
Other	0.0	0.0
Change in valuation allowance	(35.0)	(35.0)
Effective income tax rate	(49.8)%	(9.8)%

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

State income tax amounts for the three months ended March 31, 2014, include accrued state interest expense for uncertain tax positions and a provision for a minimum tax on capital imposed by the state jurisdictions.  State income tax amounts for the three months ended March 31, 2013, are attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as detailed herein, the Company was required to record an aggregate tax reserve to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the Carteret Worthless Stock Deduction, (uncertain tax position), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement, as further described below.  As a result the Company recorded an indemnification asset, as noted herein, to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  A portion of the uncertain tax position reserve as of March 31, 2014 and December 31, 2013, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.

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

A roll forward of the uncertain tax positions reserve, excluding accrued federal and state interest is as follows:

(in thousands)	March 31, 2014	March 31, 2013
Uncertain tax position reserve excluding accrued interest, at beginning of period	$34,157	$34,157
Federal uncertain tax position reserve excluding accrued interest	-	-
State uncertain tax position reserve excluding accrued interest	-	-
Uncertain tax position reserve excluding accrued interest, at end of period	$34,157	$34,157

The Company's uncertain tax positions tax reserve, including accrued interest is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Federal uncertain tax positions reserve, including accrued federal interest	$19,417	$19,179
State uncertain tax positions reserve, including accrued state interest	17,223	16,866
Total uncertain tax positions reserve, including accrued federal and state interest	$36,640	$36,045

The interest expense related to the uncertain tax positions is as follows:

(in thousands)	Three Months Ended
	March 31, 2014	March 31, 2013
Federal	$238	$-
State jurisdictions	357	-

Interest expense - taxes	$595	$-

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

The federal NOL carryforwards as of March 31, 2014 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2013	2033	$3,600,000
2014	2034	700,000
		$4,300,000

Based on the Company's State of Connecticut tax returns filed or to be filed, the Company estimates it has state NOL carryforwards to reduce future State of Connecticut taxable income, which would expire if unused, as indicated below.

The state NOL carryforwards as of March 31, 2014 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	700,000
		$6,000,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards as follows.

	March 31, 2014	December 31, 2013
Net deferred tax asset	$1,650,000	$1,400,000
Valuation allowance	(1,650,000)	(1,400,000)
Net deferred tax asset recognized	$-	$-

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

The Company's indemnification asset which reflects the potential amounts reimbursable pursuant to the tax gross-up provision of the Settlement Agreement for the federal uncertain tax position reserve recognized, is as follows:

(in thousands)	March 31, 2014	December 31, 2013
Indemnification asset – federal tax gross-up	$18,429	$18,429

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

Note 10 - Legal Proceedings

The information contained in Item 8 - Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, is incorporated by reference herein and the defined terms set forth below have the same meaning ascribed to them in that report.  There have been no material developments in such legal proceedings.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2014, through the report issuance date.

Item 2.                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report, together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,(the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters.  When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; (ix) certain assumptions regarding the outcome of pending legal and/or tax matters, based in whole or in part upon consultation with outside advisors, and (x) risks arising from unfavorable decisions in the Company's current material tax and legal proceedings, or unfavorable decisions in other Supervisory Goodwill cases.  These are not the only risks that we face.  There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

BUSINESS OVERVIEW

AmBase Corporation (the "Company") is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York and through a wholly-owned subsidiary, owns a commercial office building in Greenwich, Connecticut.

The Company's assets currently consist primarily of cash and cash equivalents, investment securities, an equity investment in a real estate development property, an indemnification asset, and real estate owned. The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Part I – Item 1- Note 5 to the Company's condensed consolidated financial statements, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities, including the contingent assets associated with its legal claims. Discussions and negotiations are ongoing with respect to certain of these matters.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.  For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up see Part I - Item 1 – Note 9 to the Company's condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at March 31, 2014, aggregated $96,069,000, consisting principally of cash and cash equivalents of $6,008,000, investment securities of $12,996,000, an equity investment in a real estate development property of $56,604,000, an indemnification asset - federal tax gross-up of $18,429,000 and real estate owned, net of $1,812,000.  At March 31, 2014, the Company's liabilities, including an uncertain tax position reserve, aggregated $38,697,000.  Total stockholders' equity was $57,372,000.

For the three months ended March 31, 2014, cash of $1,250,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for three months ended March 31, 2014, were principally satisfied by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record an aggregate tax reserve of approximately $36,640,000; ($19.4 million for federal) as of March 31, 2014, and $36,045,000 ($18.9 million for federal) as of December 31, 2013, to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction (uncertain tax position), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result, the Company recorded an indemnification asset of $18.4 million to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of March 31, 2014 and December 31, 2013, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.  For additional information see Part I – Item 1 – Note 9 to the Company's condensed consolidated financial statements for a discussion of Income Taxes and the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

For the three months ended March 31, 2013, cash of $1,075,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2013, were principally satisfied by the Company's financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of a commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of March 31, 2014, has not been impaired.

Accounts payable and accrued liabilities as of March 31, 2014, decreased from December 31, 2013, principally as a result of the payment of prior year accruals.  Included in accounts payable and accrued liabilities as of March 31, 2014 and December 31, 2013 is an incentive compensation accrual to Mr. Bianco of $1.9 million which could be payable to Mr. Bianco pursuant to his 2007 Employment Agreement related to the tax gross-up indemnification asset discussed herein.

There are no other material commitments for capital expenditures as of March 31, 2014.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2014 vs. the Three Months Ended March 31, 2013

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

The Company recorded a net loss of $1,955,000 or $0.05 per share for the three months ended March 31, 2014.  For the three months ended March 31, 2013, the Company recorded a net loss of $717,000 or $0.02 per share.

Compensation and benefits increased to $527,000 in the three months ended March 31, 2014, compared to $343,000 in the three months ended March 31, 2013.  The increase in the 2014 three month period is due to an increase in incentive compensation accruals in the 2014 period versus the same 2013 period.  No stock based compensation expense was recorded in the three months ended March 31, 2014 or March 31, 2013.

Professional and outside services decreased to $64,000 in the three months ended March 31, 2014, compared to $216,000 in the respective 2013 period.  The decrease in the 2014 period as compared to the 2013 period is principally the result of a lower level of legal and professional fees due to tax and legal fees relating to the Supervisory Goodwill Settlement Agreement tax gross-up matters incurred in the 2013 period versus minimal related expenses in the 2014 period.

Property operating and maintenance expenses were $38,000 for the three months ended March 31, 2014, compared to $26,000 in the respective 2013 period.  The increased expense in 2014 compared to the 2013 period is due to an increase in the overall level of repairs and maintenance expenses.

Insurance expenses increased slightly to $9,000 in the three months ended March 31, 2014, compared with $8,000 in the respective 2013 period.  The increase is generally due to an increase in insurance premium costs.

Other operating expenses increased to $73,000 in the three months ended March 31, 2014 versus $67,000 for the three months ended March 31, 2013, due to general price increases.

Interest income in the three months ended March 31, 2014, decreased to $6,000 from $17,000 in the respective 2013 period.  The decreased interest income is principally due to a lower average level of cash and cash equivalents and investments on hand in the 2014 period compared with the 2013 period due to the Company's investment in the 111 West 57th Street Property in June 2013.

Realized gains on sales of investment securities were $12,000 for the three months ended March 31, 2014, and $2,000 for the three months ended March 31, 2013.  The gains are the result of the realization of gains on sales of securities held for trading due to market appreciation.

Equity income (loss) - 111 West 57th Partners of $600,000 represents the Company's share of the 111 West 57th Partners' loss for the three month period ended March 31, 2014.

The Company recorded an income tax provision of $650,000 for the three months ended March 31, 2014, as compared with an income tax provision of $64,000 for the three months ended March 31, 2013.  The income tax provision for the 2014 period is attributable to a provision for a minimum tax on capital imposed by the state jurisdictions and includes a provision for interest expense on uncertain tax provisions in the period. The income tax provision for the three months ended March 31, 2013, is attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  The increase in the income tax provision for the three months ended March 31, 2014 versus the respective 2013 period is attributable to the interest expense accrual as noted herein.  Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

In connection with the uncertain tax positions as noted herein, the Company accrued federal and state interest expense for potential underpayment of taxes for tax year 2012 of $595,000 for the three months ended March 31, 2014.  The interest expense is included as a component of income tax expense (benefit) in the condensed consolidated statement of operations and as a component of the uncertain tax position reserve in the condensed consolidated balance sheet.

In March 2013, the Company paid a federal alternative minimum tax liability of $501,000 based on the Company's 2012 federal income tax return as filed.  A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part I - Item 1 – Note 9 to the Company's condensed consolidated financial statements.
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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2014.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 in response to Part I - Item 3 of Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 in response to Item 1A of Part I of Form 10-K.

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

From	To	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan
-	Initial Balance	-	-	-	10,000,000
Prior to	January 1, 2014	-	-	5,787,870	4,212,130
January 1, 2014	January 31, 2014	231,200	1.20	6,019,070	3,980,930
February 1, 2014	February 28, 2014	64,190	1.18	6,083,260	3,916,740
March 1, 2014	March 31, 2014	79,228	1.18	6,162,488	3,837,512
Total		374,618

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1
Amended and Restated Limited Liability Company Agreement of 111 West 57th Investment, LLC dated March 25, 2014 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 13, 2014