Form 10-Q
period 2014-06-30
AMBASE CORP
filed 2014-08-11
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number 1-7265

AMBASE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-2962743 (I.R.S. Employer Identification No.)

ONE SOUTH OCEAN BOULEVARD, SUITE 301
BOCA RATON, FLORIDA 33432

(Address of principal executive offices) (Zip Code)

(203) 532-2000

(Registrant's telephone number, including area code)

100 Putnam Green, 3rd Floor, Greenwich, Connecticut  06830
(Former address of principal executive offices) (Zip Code)

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

At July 31, 2014, there were 40737751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Compensation and benefits	$444	$338	$971	$681
Professional and outside services	109	177	173	393
Property operating and maintenance	29	25	67	51
Depreciation	12	12	24	24
Insurance	16	11	25	19
Other operating	69	87	142	154
Total operating expenses	679	650	1,402	1,322
Operating income (loss)	(679)	(650)	(1,402)	(1,322)

Interest income	2	23	8	40
Realized gains (losses) on sales of investment securities	8	4	20	6
Unrealized gains (losses) on trading securities	-	-	-	-
Other income – federal tax gross up	-	-	-	-
Other income	-	-	-	-
Equity income (loss) – 111 West 57th Partners LLC	(773)	(12)	(1,373)	(12)
Income (loss) before income taxes	(1,442)	(635)	(2,747)	(1,288	) )

Income tax expense (benefit)	655	748	1,305	812
Net income (loss)	$(2,097)	$(1,383)	$(4,052)	$(2,100)

Net income (loss) per common share - basic	$(0.05)	$(0.03)	$(0.10)	$(0.05)
Net income (loss) per common share - assuming dilution	$(0.05)	$(0.03)	$(0.10)	$(0.05)

Weighted average common shares outstanding - basic	40,754	42,664	40,847	42,933
Weighted average common shares outstanding - assuming dilution	40,754	42,664	40,847	42,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share data)

Assets:	June 30, 2014	December 31, 2013
Cash and cash equivalents	$2,977	$6,940
Investments securities - held to maturity	9,798	14,798
Investments securities - trading carried at fair value	-	-
Total investment securities	9,798	14,798
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	654	630

Real estate owned, net	1,800	1,824

Indemnification asset - federal tax gross-up	18,429	18,429
Investment in 111 West 57th Partners LLC	61,440	56,132
Other assets	304	240
Total assets	$94,748	$98,363

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$2,312	$2,545
Federal taxes payable	-	-
Uncertain tax position reserve	37,240	36,045
Other liabilities	-	-

Total liabilities	39,552	38,590

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 40,738 outstanding in 2014 and 41,176 outstanding in 2013)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(488,404)	(484,352)
Treasury stock, at cost – 2014 - 5,672 shares; 2013 – 5,234 shares	(5,168)	(4,643	) )
Total stockholders' equity	55,196	59,773

Total liabilities and stockholders' equity	$94,748	$98,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income (loss)	$(4,052)	$(2,100)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	24	24
Realized (gains) losses on sales of investment securities	(20)	(6)
Provision for uncertain tax position reserve	1,195	684
Equity (income) loss - 111 West 57th Partners LLC	1,373	12
Unrealized (gains) losses on trading securities	-	-
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	(2)	2
Indemnification asset - federal tax gross-up	-	-
Other assets	(86)	94
Accounts payable and accrued liabilities	(233)	168
Federal taxes payable	-	(501)
Other liabilities	-	-
Net cash provided (used) by operating activities	(1,801)	(1,623)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	17,997	187,650
Purchases of investment securities - held to maturity	(12,995)	(117,365)
Sales of investment securities – trading	956	6
Purchases of investment securities – trading	(936)	-
Equity investment - 111 West 57th Partners LLC	(6,681)	(57,250)
Proceeds from (investment in) real estate limited partnership	22	-
Net cash provided (used) by investing activities	(1,637)	13,041

Cash flows from financing activities:
Common stock repurchased for treasury	(525)	(1,087)
Stock options exercised	-	-
Net cash provided (used) by financing activities	(525)	(1,087)

Net change in cash and cash equivalents	(3,963)	10,331
Cash and cash equivalents at beginning of period	6,940	3,907
Cash and cash equivalents at end of period	$2,977	$14,238
Supplemental cash flow disclosure:
Income taxes paid	$140	$661

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

The Company considered impact of the implementation of ASU-2013-11 in preparation of its condensed consolidated financial statements for the period ended June 30, 2014. The Company has not yet filed its 2013 Federal income tax return, however, based on the Company's current analyses along with consultation with tax advisors, the Company expects that it will elect to not carryback and thus only carryforward any federal tax loss, if and when generated, for tax years 2013 and 2014. Therefore, the Company does not believe, ASU-2013-11 has an impact the Company's condensed consolidated financial statements for the period ended June 30, 2014.

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	June 30, 2014			December 31, 2013
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$9,798	$9,798	$9,799	$14,798	$14,798	$14,798
	$9,798	$9,798	$9,799	$14,798	$14,798	$14,798

Investment securities - trading consist of the following:

	June 30, 2014			December 31, 2013
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands) Held to Maturity:	June 30, 2014	December 31, 2013
Gross unrealized gains (losses)	$1	$-

Realized gains (losses) on the sales of investment securities - trading are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Net sale proceeds	$310	$4	$956	$6
Cost basis	302	-	936	-
Realized gains (losses)	$8	$4	$20	$6

Unrealized gains (losses) on investment securities - trading are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Cost basis	$-	$-	$-	$-
Current value	-	-	-	-
Unrealized gains (losses)	$-	$-	$-	$-

Note 4 –Real Estate Owned

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease. Depreciation expense for the building is calculated on a straight-line basis over 39 years.

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

The Company performs impairment tests on a regular basis and/or if events or circumstances indicate that the property's carrying value may not be recoverable. Based on the Company's analysis the Company believes the carrying value of the real estate owned as of June 30, 2014, has not been impaired and; therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

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

The 111 West 57th Property was acquired from 57th Street Partners NY, LLC (an entity affiliated with Starwood Capital Group Global), Steinway, Inc., and 111 West 57th Street Associates, L.P. (an entity affiliated with Wexford Capital LLC), pursuant to three separate purchase agreements for various components of the 111 West 57th Property.  The aggregate purchase price as noted herein below includes various capitalized costs for the 111 West 57th Property. The acquisition of the 111 West 57th Property was partially financed pursuant to a mortgage and acquisition loan, as noted herein below, by Annaly CRE LLC, ("Annaly") a Delaware limited liability company that is a wholly-owned subsidiary of Annaly Commercial Real Estate Group, Inc., which closed concurrently with the acquisition of the 111 West 57th Property on the Closing Date.  The Joint Venture plans to redevelop the 111 West 57th Property into an approximate combined 346,000 gross square foot luxury residential tower and retail project.

In March 2014, the Company contributed additional capital of $1,086,000 to the Joint Venture for deposit into an inclusionary air rights reserve pursuant to the mortgage agreement. In June 2014, the Company contributed additional capital of $5,595,000 to the Joint Venture. Additionally in July 2014, the Company contributed additional capital of $5,842,000 to the Joint Venture. Additional capital contributions have been made on a pro-rata basis, based on the Company's investment interest.

The foregoing descriptions of each of the JV Agreement and the other agreements referenced herein are qualified in their entirety by the contents of the respective agreements.  A copy of the JV Agreement, the Annaly mortgage agreement, and the Escrow Letter were previously filed as exhibits to the Company's financial reports.

The Company has recorded the investment in the 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations.  As of June 30, 2014, the Company's carrying amount of its investment in 111 West 57th Partners as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of the 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners. The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and/or if events or changes in circumstances indicate a loss in the value of its investment may be other than temporary. There was no impairment on the Company's equity method investment for the six months ended June 30, 2014.

The following table presents summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	June 30, 2014	December 31, 2013
Real estate held for development, net	$288,486	$263,312
Escrow deposits	31,322	43,100
Other assets	15,975	18,062
Total assets	$335,783	$324,474
Liabilities:
Mortgage payable	$230,000	$230,000
Other liabilities	5,276	2,767
Total liabilities	235,276	232,767
Equity:
Total equity	100,507	91,707
Total liabilities and equity	$335,783	$324,474

	Three Months Ended June 30, 2014	June 28, 2013 (date of investment) through June 30, 2013	Six Months Ended June 30, 2014	June 28, 2013 (date of investment) through June 30, 2013

Rental income	$10	$15	$283	$15
Expenses	1,290	35	2,560	35
Net income (loss)	$(1,280)	$(20)	$(2,277)	$(20)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Company matching contributions	$-	$6	$29	$19
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Six Months Ended June 30, 2014
Common shares repurchased to treasury during period	438
Aggregate cost of shares repurchased during period	$525

(in thousands)	June 30, 2014
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. There were no stock option grants during the six months ended June 30, 2014 and 2013. No stock options were outstanding at June 30, 2014 or December 31, 2013.

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	June 30, 2014
1993 Stock Incentive Plan	4,320
Other employee benefit plan	100
Total common shares reserved for issuance	4,420

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Federal – current	$243		$272		$481		$272
State – current	412		476		824		540
Total current	655		748		1,305		812

Federal – deferred	(505	) )	(222	) )	(962	) )	(451	) )
State - deferred	-		-		-		-
Change in valuation allowance	505		222		962		451
Total deferred	-		-		-		-

Income tax expense (benefit)	$655		$748		$1,305		$812

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$(1,442)	$(635)	$(2,747)	$(1,288)
Tax expense (benefit):
Tax at statutory federal rate	$(505)	$(222)	$(962)	$(451)
State income taxes	55	64	110	128
Federal interest	243	272	481	272
State interest	357	412	714	412
Permanent items	-	-	-	-
Other	-	-	-	-
Change in valuation allowance	505	222	962	451

Income tax expense (benefit)	$655	$748	$1,305	$812

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014		2013
Tax at statutory federal rate	35.0%	35.0%	35.0%		35.0%
State income taxes	(3.8)%	(10.1)%	(4.0)%		(9.9)%
Federal interest	(16.8)%	(42.8)%	(17.5)%		(21.1)%
State interest	(24.8)%	(64.9)%	(26.0)%		(32.0)%
Permanent differences, tax credits and other adjustments	-	-	-		-
Other	-	-	-		-
Change in valuation allowance	(35.0)%	(35.0)%	(35.0)%	)	(35.0)%
Effective income tax rate	(45.4)%	(117.8)%	(47.5)%		(63.0)%

The Company's federal income tax returns for the years subsequent to 1992 have not been examined by the Internal Revenue Service ("IRS") or state authorities, except for tax year 2007, which was examined by the IRS and has been concluded and tax year 2012 as noted herein. The Company has received notification from the IRS that the Company's federal income tax return for tax year 2012 was selected for examination, which examination is currently ongoing.  The Company has not been notified of any other potential tax audits by any state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2010. Interest and/or penalties related to underpayments of income taxes, or if applicable on uncertain tax positions, would be included as a component of income tax expense (benefit). The accompanying financial statements do not include any amounts for penalties.

State income tax amounts for the six months ended June 30, 2014, include accrued state interest expense for uncertain tax positions and a provision for a minimum tax on capital imposed by the state jurisdictions.  State income tax amounts for the six months ended June 30, 2014, are attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), as detailed herein, the Company was required to record an aggregate tax reserve to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the Carteret Worthless Stock Deduction, (uncertain tax position), could be disallowed in whole or in part by the tax authorities. The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement, as further described below. As a result the Company recorded an indemnification asset, as noted herein, to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  A portion of the uncertain tax position reserve as of June 30, 2014 andDecember 31, 2013, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.

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

A roll forward of the uncertain tax positions reserve, excluding accrued federal and state interest is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Uncertain tax position reserve excluding accrued interest, at beginning of period	$34,157	$34,157
Federal uncertain tax position reserve excluding accrued interest	-	-
State uncertain tax position reserve excluding accrued interest	-	-
Uncertain tax position reserve excluding accrued interest, at end of period	$34,157	$34,157

The Company's uncertain tax positions tax reserve, including accrued interest is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Federal uncertain tax positions reserve, including accrued federal interest	$19,660	$19,179
State uncertain tax positions reserve, including accrued state interest	17,580	16,866
Total uncertain tax positions reserve, including accrued federal and state interest	$37,240	$36,045

The interest expense related to the uncertain tax positions is as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Federal	$243	$272	$481	$272
State jurisdictions	357	412	714	412

Interest expense - taxes	$600	$684	$1,195	$684

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. Based on the Company's federal income tax returns filed or to be filed, the Company estimates it has federal NOL carryforwards available to reduce future federal taxable income as detailed below.  The Company has not yet filed its 2013 Federal income tax return, however, based on the Company's current analyses along with consultation with tax advisors, the Company expects that it will elect to not carryback and thus only carryforward any federal tax loss, if and when generated, for tax years 2013 and 2014. Federal NOLs can be carried back to the two (2) preceding tax years if needed or would expire if unused, as indicated below.

The federal NOL carryforwards as of June 30, 2014 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2013	2033	$3,600,000
2014	2034	2,600,000
		$6,200,000

Based on the Company's State of Connecticut tax returns filed or to be filed, the Company estimates it has state NOL carryforwards to reduce future State of Connecticut taxable income, which would expire if unused, as indicated below.

The state NOL carryforwards as of June 30, 2014 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	2,700,000
		$8,000,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards as follows:

	June 30, 2014	December 31, 2013
Net deferred tax asset	$2,400,000	$1,400,000
Valuation allowance	(2,400,000)	(1,400,000)
Net deferred tax asset recognized	$-	$-

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

The Company's indemnification asset which reflects the potential amounts reimbursable pursuant to the tax gross-up provision of the Settlement Agreement for the federal uncertain tax position reserve recognized, is as follows:

(in thousands)	June 30, 2014	December 31, 2013
Indemnification asset – federal tax gross-up	$18,429	$18,429

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

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2014, through the report issuance date.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at June 30, 2014, aggregated $94,748,000, consisting principally of cash and cash equivalents of $2,977,000, investment securities of $9,798,000, an equity investment in a real estate development property of $61,440,000, an indemnification asset - federal tax gross-up of $18,429,000 and real estate owned, net of $1,800,000.  At June 30, 2014, the Company's liabilities, including an uncertain tax position reserve, aggregated $39,552,000.  Total stockholders' equity was $55,196,000.

For the six months ended June 30, 2014, cash of $1,801,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2014, were principally satisfied by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.  In addition, cash flows used by investment activities for the six months ended June 30, 2014, includes $6,681,000 of additional equity investments in 111 West 57th Partners LLC.

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record an aggregate tax reserve of approximately $37,240,000; ($19.7 million for federal) as of June 30, 2014, and $36,045,000 ($19.2 million for federal) as of December 31, 2013, to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction (uncertain tax position), could be disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax is owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result, the Company recorded an indemnification asset of $18.4 million to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  The calculation of the net federal uncertain tax position reserve amount factors in the assumed use of the Company's remaining NOL carryforwards as of 2012 totaling $24.1 million and use of the Company's remaining AMT Tax Credits as of 2012 totaling $21.0 million.  A portion of the uncertain tax position reserve as of June 30, 2014 and December 31, 2013, is attributable to certain state taxes on the Settlement Amount which are not reimbursable to the Company as part of the Settlement Agreement.  The Company has received notification from the IRS that the Company's federal income tax return for tax year 2012 was selected for examination, which examination is currently ongoing.  For additional information see Part I – Item 1 – Note 9 to the Company's condensed consolidated financial statements for a discussion of Income Taxes and the Supervisory Goodwill Settlement Agreement – Tax Gross-up.

For the six months ended June 30, 2013, cash of $1,623,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2013, were principally satisfied by the Company's financial resources and to a lesser extent the receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of a commercial office building in Greenwich, Connecticut which the Company owns and manages. The building is approximately 14,500 square feet; approximately 3,500 square feet is utilized by the Company for its executive offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of June 30, 2014, has not been impaired.

Accounts payable and accrued liabilities as of June 30, 2014, decreased from December 31, 2013, principally as a result of the payment of prior year accruals.  Included in accounts payable and accrued liabilities as of June 30, 2014 and December 31, 2013 is an incentive compensation accrual to Mr. Bianco of $1.9 million which could be payable to Mr. Bianco pursuant to his 2007 Employment Agreement related to the tax gross-up indemnification asset discussed herein.

There are no other material commitments for capital expenditures as of June 30, 2014.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2014 vs. the Three Months and Six Months Ended June 30, 2013

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources and to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

The Company recorded a net loss of $2,097,000 or $0.05 per share and $4,052,000 or $0.10 per share in the three months and six months ended June 30, 2014, respectively, compared to a net loss of $1,383,000 or $0.03 per share and $2,100,000 or $0.05 per share in the respective 2013 periods.

Compensation and benefits increased to $444,000 and $971,000 in the three months and six months ended June 30, 2014, respectively, compared to $338,000 and $681,000 in the respective 2013 periods.  The increase in the 2014 three months and six month periods is due to an increase in incentive compensation accruals in the 2014 periods versus the same 2013 periods. No stock based compensation expense was recorded in the six months ended June 30, 2014 or June 30, 2013.

Professional and outside services decreased to $109,000 and $173,000 in the three months and six months ended June 30, 2014, respectively, compared to $177,000 and $393,000 in the respective 2013 periods.  The decrease in the 2014 periods as compared to the 2013 periods is principally the result of a lower level of legal and professional fees due to tax and legal fees relating to the Supervisory Goodwill Settlement Agreement tax gross-up matters incurred in the 2013 periods versus minimal related expenses in the 2014 periods.

Property operating and maintenance expenses were $29,000 and $67,000 for the three months and six months ended June 30, 2014, respectively, compared to $25,000 and $51,000 in the respective 2013 periods.  The increased expenses in 2014 compared to the 2013 periods are due to an increase in the overall level of repairs and maintenance expenses.

Insurance expenses of $16,000 and $25,000 in the three months and six months ended June 30, 2014, respectively remained consistent with prior year levels of $11,000 and $19,000 in the respective 2013 periods. The increase is generally due to an increase in insurance premium costs.

Other operating expenses increased to $69,000 and $142,000 in the three months and six months ended June 30, 2014, respectively, compared with $87,000 and $154,000 in the respective 2013 periods due to a general lower level of related expenses.

Interest income in the three months and six months ended June 30, 2014, decreased to $2,000 and $8,000, respectively from $23,000 and $40,000 in the respective 2013 periods.  The decreased interest income is principally due to a lower average level of cash and cash equivalents and investments on hand in the 2014 periods compared with the 2013 periods due to the Company's investment(s) in the 111 West 57th Street Property in June 2013 and during 2014.

Realized gains on sales of investment securities were $8,000 and $20,000 for the three months and six months ended June 30, 2014, respectively, and $4,000 and $6,000 for the three months and six months ended June 30, 2013, respectively. The gains are the result of the realization of gains on sales of securities held for trading due to market appreciation.

Equity income (loss) - 111 West 57th Partners of $773,000 and $1,373,000 for the three months and six months ended June 30, 2014, represents the Company's share of the 111 West 57th Partners' loss for the periods indicated. Equity income (loss) - 111 West 57th Partners of $12,000 in the three months and six months ended June 30, 2013, represents the Company's share of the 111 West 57th Partners' loss for the period June 28, 2013 (date of investment) through June 30, 2013. The increase in the loss in the 2014 periods is due to increased expenses in the 2014 periods due to activity for the full periods indicated versus activity in 2013 from June 28, 2013, (date of investment).

The Company recognized income tax provisions of $655,000 and $1,305,000 for the three months and six months ended June 30, 2014, respectively, as compared with income tax provisions of $748,000 and $812,000 for the three months and six months ended June 30, 2013, respectively.  The income tax provisions for the 2014 and 2013 respective periods are attributable to a provision for a minimum tax on capital imposed by the state jurisdictions and includes a provision for interest expense on uncertain tax provisions as noted below. Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

In connection with the uncertain tax positions as noted herein the Company accrued federal and state interest expense for potential underpayment of taxes for tax year 2012 of $600,000 and $1,195,000 for the three months and six months ended June 30, 2014, respectively, and $684,000 for the three months and six months ended June 30, 2013.  The interest expense is included as a component of income tax expense (benefit) in the condensed consolidated statement of operations and as a component of the uncertain tax position reserve in the condensed consolidated balance sheet.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2014.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

From	To	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan
-	Initial Balance	-	-	-	10,000,000
Prior to	January 1, 2014	-	-	5,787,870	4,212,130
January 1, 2014	January 31, 2014	231,200	1.20	6,019,070	3,980,930
February 1, 2014	February 28, 2014	64,190	1.18	6,083,260	3,916,740
March 1, 2014	March 31, 2014	79,228	1.18	6,162,488	3,837,512
April 1, 2014	April 30, 2014	53,180	1.25	6,215,668	3,784,332
May 1, 2014	May 31, 2014	10,100	1.28	6,225,768	3,774,232
June 1, 2014	June 30, 2014	-	-	6,225,768	3,774,232
Total		437,898

Item 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 11, 2014