Form 10-K
period 2014-12-31
AMBASE CORP
filed 2015-03-30
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-07265

AMBASE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-2962743
(State of incorporation)	(I.R.S. Employer Identification No.)

One South Ocean Boulevard, Suite 301, Boca Raton, Fl. 33432
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes    X   No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes X   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer        Accelerated Filer         Non-Accelerated Filer       Smaller Reporting CompanyX

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   No     X   .

At February 28, 2015, there were 40,737,751 shares of registrant's Common Stock outstanding.  At June 30, 2014, the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $1.39 per share was approximately $33.2 million.  The Common Stock constitutes registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 41.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2014

PART I

ITEM 1.	BUSINESS

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York.  The Company also owns a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease. The executive office of the Company is located at One South Ocean Boulevard, Suite 301, Boca Raton, Florida 33432.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Part II – Item 8 - Note 5 to the Company's consolidated financial statements, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and income tax matters, see Part II – Item – 8 – Notes 10 and 11 to the Company's consolidated financial statements.

The Company had 4 full time and 2 part-time employees at December 31, 2014.

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

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A. (the "Supervisory Goodwill" legal proceedings).  Pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), (the "Settlement Agreement") as approved by the United States Court of Federal Claims (the "Court of Federal Claims"), in October 2012, the United States paid $180,650,000 directly to AmBase (the "Settlement Amount"). As part of the Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount. In December 2014, the Internal Revenue Service ("IRS") completed their review of the examination of the Company's 2012 Federal Income Tax Return with no change to the tax return as filed.  For additional information including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and income tax matters see Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements.

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

American Stock Transfer & Trust Company, LLC 6201 15th Avenue Brooklyn, NY 11219 Attention: Shareholder Services (800) 937-5449 or (718) 921-8200 Ext. 6820

As the Company does not maintain a website, copies of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements can also be obtained directly from the Company free of charge by sending a request to the Company by mail as follows:

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

ITEM 1A.RISK FACTORS

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
-
needs for additional capital which may be required for needed development or repositioning of one or more real estate assets may exceed the Company's abilities or its desired minimum level of liquidity,

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
Fluctuations in the local market in which the Company's current equity investment in a development property is located may adversely impact the Company's financial condition and operating results.
The Company's current equity investment in a development property is located in New York City. This geographic concentration could present risks if the New York City property market performance falls below expectations. The economic condition of this market could affect occupancy, property revenues, and expenses, from the property and its underlying asset value. The financial results of major local employers also may impact the cash flow and value of a property. This could have a negative impact on the Company's financial condition and operating results, which could affect the Company's ability to receive distributions from its investment interest in the property.
Property ownership through equity investments and/or in joint ventures could subject us to the differing business objectives of our co-venturers.
The Company has entered into, and may continue in the future to enter into, equity investments and/or joint ventures (including limited liability companies and partnerships) in which the Company does not hold a direct or controlling interest in the assets underlying the entities in which it invests, including equity investments and/or joint ventures in which (i) the Company owns a direct interest in an entity which controls such assets, or (ii) the Company owns a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets. These equity investments and/or joint ventures may include ventures through which the Company would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures, and may include equity investments and/or joint ventures that the Company does not control or manage.  These investments involve risks that do not exist with properties in which the Company owns a controlling interest with respect to the underlying assets, including the possibility that (i) our co-venturers or partners may, at any time, become insolvent or otherwise refuse to make capital contributions when due, (ii) we may be subject to additional capital calls for joint venture development or other expenses which we may be unable or unwilling to meet, possibly resulting in substantial dilution of our investment, (iv) we may become liable with respect to guarantees of payment or performance by the joint ventures, or (v) we may become subject to buy-sell arrangements which could cause us to sell our interests or acquire our co-venturer's or partner's interests in a joint venture.  Even where we have major decision rights or do not have major decision rights, because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions.  Our organizational documents do not limit the amount of available funds that we may invest in equity investments and/or joint ventures and/or partnerships.  If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make receive and distributions or payments to our investors.

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
We are dependent on our key personnel whose continued service is not guaranteed and the loss of whose service could have a material adverse effect on our business.
Whether our business is successful will be dependent in part upon the leadership, strategic business direction and real estate experience of our executive officers, particularly Richard A. Bianco, our Chairman, President and Chief Executive Officer.  Although we have entered into an employment agreement with Mr. Bianco, none of our executive officers or directors are subject to any covenants not to compete against the Company should they terminate their affiliation with the Company.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  Although we carry some key man life insurance on Mr. Bianco, the amount of such coverage may not be sufficient to offset any adverse economic effects on our operations and we do not carry key man life insurance on any of our other executive officers or directors.
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

Currently, the Company believes that either it is not within the definition of "Investment Company" as the term is defined under the Investment Company Act of 1940 (the "1940 Act") or, alternatively, may rely on one or more of the 1940 Act's exemptions. The Company intends to continue to conduct its operations in a manner that will exempt the Company from the registration requirements of the 1940 Act. If the Company were to be deemed to be an investment company because of the Company's investments securities holdings, the Company would be required to register as an investment company under the 1940 Act.  The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Compliance with the 1940 Act could also increase the Company's operating costs.  Such changes could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns a commercial office building in Greenwich, Connecticut. The building is approximately 14,500 square feet and is available for lease with approximately 3,500 square feet utilized by the Company for its offices.

The Company leases approximately 1,085 square feet of office space for its executive office at One South Ocean Boulevard, Suite 301, Boca Raton, Florida 33432, with a lease expiration date in March 2019.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of the Company's legal proceedings, including the Company's Supervisory Goodwill Settlement Agreement - Tax Gross-up and income tax matters, see Part II - Item 8 - Notes 10 and 11 to the Company's consolidated financial statements.

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

	2014		2013
	High	Low	High	Low
First Quarter	$1.23	$1.14	$1.27	$0.96
Second Quarter	1.43	1.18	1.28	0.85
Third Quarter	1.45	1.29	1.25	0.90
Fourth Quarter	1.70	1.22	1.23	1.08

As of February 28, 2015, there were approximately 10,100 beneficial owners of the Company's Common Stock.  No dividends were declared or paid on the Company's Common Stock in 2014 and 2013.  The Company has no current plans to declare or pay dividends in the foreseeable future.

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

From	To	Total Number of Shares Purchased	Average Price Paid per Share (including Broker Commissions)	Total Number Shares Purchased as Part of Publicly Announced Plans	Maximum Number Shares that may yet be Purchased under the Plan
-	Initial Balance	-	-	-	10,000,000
Prior to	January 1, 2014	-	-		4,212,130
January 1, 2014	January 31, 2014	231,200	1.20	6,019,070	3,980,930
February 1, 2014	February 28, 2014	64,190	1.18	6,083,260	3,916,740
March 1, 2014	March 31, 2014	79,228	1.18	6,162,488	3,837,512
April 1, 2014	April 30, 2014	53,180	1.25	6,215,668	3,784,332
May 1, 2014	May 31, 2014	10,100	1.28	6,225,768	3,774,232
June 1, 2014	June 30, 2014	-	1.16	6,225,768	3,774,232
July 1, 2014	July 31, 2014	-	1.06	6,225,768	3,774,232
August 1, 2014	August 31, 2014	-	1.20	6,225,768	3,774,232
September 1, 2014	September 30, 2014	-	1.18	6,225,768	3,774,232
October 1, 2014	October 31, 2014	-	1.15	6,225,768	3,774,232
November 1, 2014	November 30, 2014	-	1.20	6,225,768	3,774,232
December 1, 2014	December 31, 2014	-	1.20	6,225,768	3,774,232
Total		437,898

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the "Company") is a holding company which has an equity investment in a real estate development property in New York, New York and owns a commercial office building in Greenwich, Connecticut.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property, and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Part II – Item 8 – Note 5 to the Company's consolidated financial statements, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development project through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and income tax matters, see Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company's assets at December 31, 2014, aggregated $78,491,000, consisting principally of cash and cash equivalents of $5,299,000, an equity investment in a real estate development property of $71,038,000, and real estate owned, net of $1,776,000.  At December 31, 2014, the Company's liabilities aggregated $722,000.  Total stockholders' equity was $77,769,000.

For the year ended December 31, 2014, cash of $3,087,000 was used by operations for the payment of operating expenses.  The cash needs of the Company for 2014 were principally satisfied by the Company's financial resources and, to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.  In addition, cash flows used by investment activities for 2014 include $17,010,000 of additional equity investments in 111 West 57th Partners LLC.  For additional information regarding subsequent capital calls and investment relating to 111 West 57th Partners, see Part II – Item 8 – Note 5 to the Company's consolidated financial statements.

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A. (the "Supervisory Goodwill" legal proceedings).  Pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), (the "Settlement Agreement") as approved by the United States Court of Federal Claims (the "Court of Federal Claims"), in October 2012, the United States paid $180,650,000 directly to AmBase (the "Settlement Amount").  As part of the Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  In December 2014, the Internal Revenue Service ("IRS") completed their review of the examination of the Company's 2012 Federal Income Tax Return with no change to the tax return as filed.  For additional information including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and income tax matters see Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements.

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record an aggregate tax reserve of approximately $36,045,000 ($18.9 million for federal) as of December 31, 2013, to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the $152 million Carteret worthless stock tax deduction (uncertain tax position), could have been disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax had been owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result, the Company recorded an indemnification asset – federal tax gross-up of $18,429,000, as of December 31, 2013, to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  A portion of the uncertain tax position reserve as of December 31, 2013 was attributable to certain state taxes on the Settlement Amount which were not reimbursable to the Company as part of the Settlement Agreement.  In December 2014, the IRS completed their review of the examination of the Company's 2012 federal income tax return with no change to the tax return as filed, as a result the Company, in December 2014, recorded a reversal of the $18,429,000 indemnification asset – federal tax gross-up and the reversal of the $36,045,000 uncertain tax position reserve.  For additional information including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and income tax matters see Part II – Item 8 – Notes 10 and 11 to the Company's consolidated financial statements.

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

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease. Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to the location of the property; current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of December 31, 2014 has not been impaired.  For additional information see Part II – Item 8 – Note 4 to the Company's consolidated financial statements.

Accounts payable and accrued liabilities aggregated $722,000 at December 31, 2014 and $2,545,000 at December 31, 2013.  Included in accounts payable and accrued liabilities at December 31, 2013, was an incentive compensation accrual of $1,843,000 which could have been payable to Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R.A. Bianco") pursuant to his 2007 Employment Agreement between the Company and Mr. R.A. Bianco, as amended (the "2007 Employment Agreement") related to the tax gross-up indemnification asset.  As a result of the completion by the IRS of the Company's 2012 federal income tax return examination with no changes to the tax return as filed, the $1,843,000 incentive compensation accrual was reversed in December 2014, and was recorded as an expense reversal in the Company's consolidated statement of operations.

There are no material commitments for capital expenditures as of December 31, 2014.  Inflation has had no material impact on the business and operations of the Company.

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

The Company recorded net income of $14,421,000 or $0.35 per share for the year ended December 31, 2014.  Included in net income for the year ended December 31, 2014, is an income tax benefit of $35,862,000 principally relating to the reversal of the Company's uncertain tax position reserve as a result of the IRS's completion of the Company's 2012 federal income tax return examination with no changes to the tax return as filed and an incentive compensation accrual reversal of $1,843,000 offset by the reversal of the $18,429,000 indemnification asset – federal tax gross-up which was recorded as other expense in the Company's consolidated statement of operations.  For the year ended December 31, 2013, the Company recorded a net loss of $6,018,000 or $0.14 per share.

Compensation and benefits increased to $1,875,000 in 2014 from $1,798,000 in 2013.  The increased amounts in 2014 as compared to 2013 are due to general increased compensation and benefit expenses in 2014 versus 2013.  No stock based compensation expense was recorded for the years ended December 31, 2014 and 2013.

Based on the IRS's completion of the Company's 2012 federal income tax return examination with no changes to the tax return as filed, the Company recorded an incentive compensation accrual reversal of $1,843,000 reflected as an expense reversal in the Company's consolidated statement of operations for the year ended December 31, 2014.  Pursuant to the 2007 Employment Agreement, Mr. R.A. Bianco, in September 2013, was paid $50,000 of previously accrued incentive compensation based on the federal tax gross-up amount received in connection with the Supervisory Goodwill Settlement Agreement.  Additional amount(s), to be determined, could be payable to Mr. R.A. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the Settlement Amount, if any.

Professional and outside services expenses decreased to $316,000 in 2014 from $515,000 in 2013.  The decrease in 2014 as compared to 2013 is principally the result of a higher level of legal fees and other professional fees incurred in 2013 in connection with the tax gross-up provisions of the Supervisory Goodwill Settlement Agreement.  See Part II - Item 8 - Note 11 to the Company's consolidated financial statements for a discussion of the Supervisory Goodwill legal proceedings.

Property operating and maintenance expenses increased to $134,000 in 2014 from $131,000 in 2013.  The increase is primarily due to a general increase in costs and the incurring of various repair and maintenance expenses in 2014 versus 2013.

Insurance expenses increased to $108,000 in 2014, compared with $43,000 in 2013.  The increase is primarily due to an increase in insurance coverage levels and insurance premium costs.

Other operating expenses decreased slightly to $300,000 in 2014 compared with $310,000 in 2013 due to a general lower level of expenses in 2014 versus 2013.

Interest income decreased to $10,000 in 2014 from $50,000 in 2013.  The decreased interest income is principally due to a lower average level of cash and cash equivalents and investments on hand in 2014 compared with the 2013 due to the Company's initial and additional investments in the 111 West 57th Street Property in June 2013 and during 2014.

Realized gains on sales of investment securities were $20,000 in 2014 and $39,000 in 2013.  The gains are the result of the realization of gains on sales due to market appreciation.

Other expense of $18,429,000 in 2014 relates to the reversal of the indemnification asset - federal tax gross-up which was recorded as a result of the IRS's completion of the Company's 2012 federal income tax return examination with no changes to the tax return as filed.

Equity income (loss) - 111 West 57th Partners of $2,104,000 represents the Company's share of the 111 West 57th Partners' loss for the year ended December 31, 2014.  Equity income (loss) - 111 West 57th Partners of $1,118,000 in 2013 represents the Company's share of the 111 West 57th Partners' loss for the period June 28, 2013 through December 31, 2013. The increase in the loss for 2014 is due to increased expenses due to activity for the full year 2014 versus activity in 2013 from June 28, 2013 (date of investment).

For the year ended December 31, 2014, the Company recorded an income tax benefit of $35,862,000.  The 2014 income tax benefit is attributable to a current federal benefit of $19,179,000 and a current state benefit of $16,683,000.  These amounts reflect the reversal of the Company's previously recorded uncertain tax position reserve, plus accrued interest as a result of the IRS's completion of the Company's 2012 federal income tax return examination with no changes to the tax return as filed.  Included in the income tax benefit for the year ended December 31, 2014, is an income tax expense of $183,000, attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.

In connection with the reversal of the accounting for the uncertain tax position reserve liability as previously recorded, the Company expects that based on federal income tax returns as filed, an additional $24.0 million of federal net operating loss carryforwards and an additional $21.0 million of federal minimum tax credits will be available to the Company to reduce future federal taxable income subject their expiration as provided for in the federal tax code. These net operating loss carryforwards and minimum tax credits are offset by a full valuation allowance.  For additional information including a discussion of income tax matters, see Part II – Item 8 – Note 10 to the Company's consolidated financial statements.

For the year ended December 31, 2013, the Company recorded an aggregate income tax provision of $2,144,000.  This amount is attributable to a provision for a minimum tax on capital imposed by the state jurisdictions and a provision of $1,888,000 for federal and state interest expense on uncertain tax provisions.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 – Note 10 to the Company's consolidated financial statements.

For a further discussion of income taxes see Part II – Item 8 – Note 10 to the Company's consolidated financial statements.

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

Equity Method Investment:  Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control (under GAAP), over the investment. Investments accounted for under the equity method are carried at cost, plus or minus the Company's equity in the increases and decreases in the net assets after the date of acquisition and certain other adjustments. The Company's share of income or loss for equity method investments is recorded in the consolidated statements of operations as equity income (loss).  Dividends received, if any, would reduce the carrying amount of the Company's investment.

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

Income Tax Audits:  The Company's federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss ("NOL") carryforwards currently available. The Company's federal income tax returns for the years subsequent to 1992 have not been examined by the Internal Revenue Service ("IRS") or state authorities, except for tax years 2007 and 2012, which were examined by the IRS and have been concluded.  In connection with the IRS's examination of the Company's 2012 federal income tax return, the IRS accepted the Company's federal NOL loss carryforward deductions from 1997 through 2006 which were utilized as part of the Company's 2012 federal income tax return to reduce the Company's 2012 federal taxable income.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2011.

Deferred Tax Assets:  As of December 31, 2014, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 10 to the Company's consolidated financial statements.

New Accounting Pronouncements: There are no new accounting pronouncements that could materially affect the Company's financial statements or results of operations for the periods reported herein.

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

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  Our audit also includes the financial statement schedule as of December 31, 2014 and 2013, and for the years then ended listed in the index at item 15.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmBase Corporation and subsidiaries, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Marcum LLP
Hartford, CT
March 30, 2015

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013
Operating expenses:
Compensation and benefits	$1,875	$1,798
Incentive compensation accrual reversal	(1,843)	-
Professional and outside services	316	515
Property operating and maintenance	134	131
Depreciation	48	48
Insurance	108	43
Other operating	300	310
Total operating expenses	938	2,845
Operating income (loss)	(938)	(2,845)

Interest income	10	50
Realized gains (losses) on sales of investment securities	20	39
Other expense - federal tax gross-up – indemnification asset reversal	(18,429)	-
Equity income (loss) – 111 West 57th Partners LLC	(2,104)	(1,118)
Income (loss) before income taxes	(21,441)	(3,874)

Income tax expense (benefit)	(35,862)	2,144
Net income (loss) before non-controlling interest	14,421	(6,018)
Net income (loss) attributable to non-controlling interest	-	-
Net income (loss)	$14,421	$(6,018)

Net income (loss) per common share - basic	$0.35	$(0.14)

Net income (loss) per common share - assuming dilution	$0.35	$(0.14)

Weighted average common shares outstanding - basic	40,792	42,275
Weighted average common shares outstanding - assuming dilution	40,792	42,275

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2014	December 31, 2013
Cash and cash equivalents	$5,299	$6,940
Investments securities - held to maturity	-	14,798
Investments securities - trading carried at fair value	-	-
Total investment securities	-	14,798
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	678	630

Real estate owned, net	1,776	1,824

Indemnification asset - federal tax gross-up	-	18,429
Investment in 111 West 57th Partners LLC	71,038	56,132
Other assets	378	240
Total assets	$78,491	$98,363

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$722	$2,545
Uncertain tax position reserve	-	36,045
Other liabilities	-	-

Total liabilities	722	38,590

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 40,738 outstanding in 2014 and 41,176 outstanding in 2013)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(469,931)	(484,352)
Treasury stock, at cost – 2014 - 5,672 shares; 2013 - 5,234 shares	(5,168)	(4,643)
Total stockholders' equity	73,669	59,773
Non-controlling interest	4,100	-
Total stockholders' equity including non-controlling interest	77,769	59,773
Total liabilities and stockholders' equity	$78,491	$98,363

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2013 and 2012

($ in thousands, except per share data)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Non-controlling interest	Total
December 31, 2012	$464	$548,304	$(478,334)	$(2,168)	$-	$68,266

Net income (loss)	-	-	(6,018)	-	-	(6,018)
Common stock repurchased for treasury	-	-	-	(2,475)	-	(2,475)
December 31, 2013	464	548,304	(484,352)	(4,643)	-	59,773

Net income (loss)	-	-	14,421	-	-	14,421
Net income (loss) attributable to non-controlling interest	-	-	-	-	-	-
Equity contribution by non-controlling interest	-	-	-	-	4,100	4,100
Common stock repurchased for treasury	-	-	-	(525)	-	(525)
December 31, 2014	$464	$548,304	$(469,931)	$(5,168)	$4,100	$77,769

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013

Cash flows from operating activities:
Net income (loss)	$14,421	$(6,018)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	48	48
Realized gains (losses) on sales of investment securities	(20)	(39)
Provision for uncertain tax position reserve	(36,045)	1,888
Equity (income) loss – 111 West 57th Partners LLC	2,104	1,118
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	-	3
Indemnification asset - federal tax gross-up	18,429	501
Other assets	(201)	134
Accounts payable and accrued liabilities	(1,823)	599
Federal taxes payable	-	(501)
Other liabilities	-	-
Net cash provided (used) by operating activities	(3,087)	(2,267)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	27,793	213,148
Purchases of investment securities - held to maturity	(12,995)	(148,162)
Sales of investment securities - trading	956	817
Purchases of investment securities - trading	(936)	(778)
Equity investment – 111 West 57th Partners LLC	(17,010)	(57,250)
Non-controlling interest contribution	4,100	-
Proceeds from (investment in) real estate limited partnership	63	-
Net cash provided (used) by investing activities	1,971	7,775

Cash flows from financing activities:
Common stock repurchased for treasury	(525)	(2,475)
Net cash provided (used) by financing activities	(525)	(2,475)

Net change in cash and cash equivalents	(1,641)	3,033
Cash and cash equivalents at beginning of year	6,940	3,907

Cash and cash equivalents at end of year	$5,299	$6,940
Supplemental cash flow disclosure:
Income taxes paid	$362	$781

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation ("AmBase" or the "Company") is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York and, through a wholly owned subsidiary, owns a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Note 5, in June 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and income tax matters - see Notes 10 and 11.

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company's wholly-owned subsidiary, Carteret Savings Bank, F.A. (the "Supervisory Goodwill" legal proceedings).  The Supervisory Goodwill legal proceedings were settled in October 2012, pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver ("FDIC-R") and the Department of Justice ("DOJ") on behalf of the United States of America (the "United States"), (the "Settlement Agreement") as approved by the United States Court of Federal Claims (the "Court of Federal Claims"). As part of the Settlement Agreement in the Company's Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount.  In December 2014, the Internal Revenue Service ("IRS") completed their review of the examination of the Company's 2012 Federal Income Tax Return with no change to the tax return as filed.  For additional information including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and income tax matters see – Notes 10 and 11.

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

Non-controlling interests

Non-controlling interests as presented in the Company's consolidated balance sheets represents the minority ownership's investment in 111 West 57th Investment LLC, a Delaware limited liability company ("Investment LLC").  The investment was made on December 30, 2014, as such there are no net losses recorded in the Company's consolidated statement of operations for the year ended December 31, 2014, for the non-controlling interest. For additional information see Note 5.

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

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record an aggregate uncertain tax position reserve as of December 31, 2013, to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the Carteret Worthless Stock Tax Deduction (uncertain tax position), could have been disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax had been owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result, the Company recorded an indemnification asset – federal tax gross-up to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  A portion of the uncertain tax position reserve as of December 31, 2013 was attributable to certain state taxes on the Settlement Amount which were not reimbursable to the Company as part of the Settlement Agreement.  In December 2014, the IRS completed their review of the examination of the Company's 2012 federal income tax return with no change to the tax return as filed, as a result the Company, in December 2014, recorded a reversal of the indemnification asset – federal tax gross-up and the reversal of the uncertain tax position reserve, as noted in the tables herein below.  For additional information including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up and income tax matters see Notes 10 and 11.

Earnings per share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.  There were no stock options outstanding at December 31, 2014 and December 31, 2013.

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

Stock-based compensation expense for all stock-based compensation awards for which vesting is based solely on employment service, are based on the grant date fair value estimated in accordance with accounting principles generally accepted in the United States of America.  The Company recognizes these compensation costs for only those shares expected to vest, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  Compensation expense relating to stock options is recorded in the Consolidated Statement of Operations, with a corresponding increase in additional paid-in capital in the Consolidated Statement of Changes in Stockholders' Equity.  See Note 9 herein for a further discussion of stock-based compensation.

Depreciation

Depreciation expense for the Company's owned building is recorded on a straight-line basis over the useful lives of the assets.  Tenant improvements if any, would be depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.  For additional information see Note 4.

New Accounting Pronouncements

There are no new accounting pronouncements that could materially affect the Company's consolidated financial statements.

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	December 31, 2014			December 31, 2013
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$-	$-	$-	$14,798	$14,798	$14,798
	$-	$-	$-	$14,798	$14,798	$14,798

Investment securities – trading consist of the following:

	December 31, 2014			December 31, 2013
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands)
Held to Maturity:	December 31, 2014	December 31, 2013
Gross unrealized gains (losses)	$-	$-

Realized gains (losses) on the sales of investment securities – trading are as follows:

(in thousands)
	Year Ended December 31, 2014	December 31, 2013
Net sale proceeds	$956	$817
Cost basis	936	778
Realized gains (losses)	$20	$39

Note 4 – Real Estate Owned

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  A portion of the building is utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease. Depreciation expense for the building is calculated on a straight-line basis.

Information relating to the Company's real estate owned in Greenwich, Connecticut is as follows:

December 31, 2014
Area of building in square feet	14,500
Square feet utilized by Company	3,500
Number of years depreciation is based upon	39

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

The Company performs impairment tests on a regular basis and/or if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of December 31, 2014, has not been impaired and, therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

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

The JV Agreement and related operating agreements generally provide that all distributable cash shall be distributed as follows: (i) first, 100% to the members in proportion to their percentage interests until Investment LLC has received distributions yielding a 20% internal rate of return as calculated; (ii) second, 100% to the Sponsor as a return of (but not a return on) any additional capital contributions made by the Sponsor on account of manager overruns; and (iii) thereafter, (a) 50% to the members in proportion to their respective percentage interests at the time of such distribution, and (b) 50% to the Sponsor.

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

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the "Amended and Restated Investment Operating Agreement") to grant a 10% subordinated participation interest in Investment LLC to Mr. R. A. Bianco as contingent future incentive compensation for Mr. R. A. Bianco's past, current and anticipated ongoing role to develop and commercialize the Company's equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company's initial aggregate $57,250,000 investment in Investment LLC and the Joint Venture, plus any additional investments by the Company if any, and only with respect to any distributions thereafter. At the current time the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount nor range of amounts can be reasonably estimated or assured.

During 2014, in connection with the funding of additional capital calls under the JV Agreement for required borrowing and development costs for the 111 West 57th Property development, the Company's management and its Board of Directors concluded that, given the continuing development risks of the Joint Venture, and the Company's financial position, the Company should not at that time increase its already significant concentration and risk exposure to the 111 West 57th Street Property and the Joint Venture. Nonetheless, the Company sought to limit dilution of its interest in the Joint Venture resulting from any failure to fund the capital call requirements, but at the same time wished to avoid the time, expense and financial return requirements (with attendant dilution and possible loss of voting rights) that obtaining a replacement third-party investor would require. The Company therefore entered into a second amended and restated operating agreement for Investment LLC pursuant to which 111 West 57th Capital LLC, a Delaware limited liability company wholly-owned by Mr. Richard A. Bianco ("Capital LLC"), was admitted as a member of Investment LLC. In exchange for Capital LLC contributing $4,100,000 (or an approximate 5.8 % interest in Investment LLC) toward Investment LLC capital calls in respect of 111 West 57th Street, available cash of Investment LLC will be distributed first to Capital LLC until it has received a 20% internal rate of return (calculated as provided for in the JV Agreement), second to the Company until it has received 150% of its capital, and; thereafter, available cash is split 10/90 with 10% going to Mr. R.A. Bianco as the subordinated participation interest noted and 90% going to Capital LLC and the Company pari-passu, with Capital LLC receiving one-half of its pro-rata share based on capital contributed and the Company receiving the balance. No other material changes were made to the Amended and Restated Investment Operating Agreement, and neither Mr. Bianco nor Capital LLC has any voting rights with respect to their interest and investment in Investment LLC.

Because of time constraints, concerns regarding the potential level of any financial dilution, complications relating to structure of the investments in the Joint Venture, bank constraints and potential loss of voting rights over the Joint Venture, the terms of Capital LLC's admission to and investment in the Investment LLC were reviewed by the Board of Directors and determined to be no less favorable to the Company than would have been obtained in negotiations with a third party unaffiliated with the Company, even assuming that any such third party investor was available and prepared to fund under the time constraints imposed by the JV Agreement. Based in part on such determination, the Board of Directors (with Mr. Bianco abstaining) unanimously approved the admission of Capital LLC to Investment LLC on the terms described.

During 2014, the Company made additional capital contributions to the Joint Venture.

Additional capital contributions during the period were as indicated below:

(in thousands)	Year Ended December 31, 2014
Additional capital contributions	$17,010

Pursuant to a capital call due December 31, 2014, the Company was to contribute an aggregate of approximately $10.3 million to the 111 West 57th Joint Venture.  Of this aggregate amount, the Company only contributed approximately $1.5 million in December 2014 for this capital call (not including amounts allocated to a subsequent capital call).  The remaining December capital call amount was contributed by the Sponsor (the "December Shortfall Capital Contribution").  In accordance with the agreements, a shortfall capital contribution may be treated either as a member loan or as a dilutive capital contribution by the funding party valued at one and one-half times the amount actually contributed.  The Sponsor deemed this December Shortfall Capital Contribution as a dilutive capital contribution to the Company at one and one-half times the amount, which the Sponsor contends would cause the Company to be diluted to approximately 50% at December 31, 2014.  The Company believes in accordance with the terms of the agreements, this December Shortfall Capital Contribution should be treated as a Member Loan; therefore, resulting in no dilution to the Company.  The Company is currently in discussions with the Sponsor regarding the treatment and allocation of these amounts.

In February 2015, the Company received a shortfall capital contribution notice pursuant to which it was to contribute approximately $7.3 million to the 111 West 57th Joint Venture for additional development costs. The Company chose to contribute only approximately $0.7 million of the requested amount. The remaining amount was contributed to the Joint Venture by the Sponsor.  In accordance with the agreements, the Sponsor deemed this shortfall capital contribution as a dilutive capital contribution to the Company at one and one-half times the amount, which the Sponsor contends, if taken together with the December Shortfall Capital Contribution, would cause the Company to be diluted to approximately 45% after this event.  The parties are currently in discussions with regard to the calculation of the revised investment percentages resulting from the dilutive shortfall capital contribution along with the treatment and allocation of these and the December Shortfall Capital Contribution amounts.

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's consolidated statements of operations.  As of December 31, 2014, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners. The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and/or if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the years ended December 31, 2014 and 2013.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands) Assets:	December 31, 2014	December 31, 2013
Real estate held for development, net	$326,387	$263,312
Escrow deposits	26,011	43,100
Other assets	16,370	18,062
Total assets	$368,768	$324,474
Liabilities:
Mortgage payable	$230,000	$230,000
Other liabilities	8,319	2,767
Total liabilities	238,319	232,767
Equity:
Total equity	130,449	91,707
Total liabilities and equity	$368,768	$324,474

(in thousands)	Year Ended December 31, 2014		June 28, 2013 through December 31, 2013
Rental income	$1,039		$1,106
Expenses	4,526		2,962
Net income (loss)	$(3,487	) )	$(1,856	) )

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

 The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Company matching contributions	$29	$28
Employer match %	33%	33%

Note 7 - Stockholders' Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2014	December 31, 2013
Par value	$0.01	$0.01
Authorized shares	200,000	200,000
Issued shares	46,410	46,410
Outstanding shares	40,738	41,176

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2014	December 31, 2013
Par value	$0.01	$0.01
Authorized shares	50,000	50,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Common stock outstanding at beginning of period	41,176	43,284
Common stock repurchased for treasury	(438)	(2,108)
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	41,176

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Treasury stock held at beginning of period	5,234	3,126
Common stock repurchased for treasury	438	2,108
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,234

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2014
Common shares repurchased to treasury	438
Aggregate cost of shares repurchased	$525

(in thousands)	December 31, 2014
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased	6,226
Total number of shares that may still be repurchased	3,774

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan as further described in Note 9 herein, and other non-related employee benefit plans is as follows:

(in thousands)	December 31, 2014
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

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

Note 8 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities is as follows:

(in thousands, except per share data)
	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income (loss)	$14,421	$(6,018)
Weighted average common shares outstanding	40,792	42,275

Assumed dilutive effect of stock option exercise(s)	-	-
Weighted average common shares outstanding assuming dilution	40,792	42,275
Net income (loss) per common share - basic	$0.35	$(0.14)
Net income (loss) per common share - assuming dilution	$0.35	$(0.14)

Options to purchase shares of common stock which were excluded from the computation of diluted earnings per share due to the effect of being antidilutive in the computation of earnings per share were as follows:

(in thousands)	December 31, 2014	December 31, 2013
Option shares	-	-

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item.   If the Committee determines within the time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to Participants shall be pursuant to percentages of the Annual Bonus Pool as set forth in the 1994 Plan to the Company's Chief Executive Officer, and a percentage of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee.  The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No bonuses were paid attributable to the 1994 Plan for 2014 and 2013.

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

Incentive plan activity is summarized as follows:

(shares in thousands)	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at December 31, 2012	-	$-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2013	-	-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2014	-

Options exercisable at:
December 31, 2014	-	$-
December 31, 2013	-	$-

Information relating to the 1993 Plan is as follows:
(in thousands)	December 31, 2014	December 31, 2013
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year ended	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	-
Common shares reserved for issuance	4,320
Shares available for future stock option grants	4,320
Intrinsic value of options outstanding	$-
Intrinsic value of options exercisable	$-

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

Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital in the Consolidated Statements of Changes in Stockholders' Equity.  There were no stock option grants in 2014 and 2013.

Note 10 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Federal - current	$(19,179)	$750
State - current	(16,683)	1,394
Total current	(35,862)	2,144
Federal - deferred	(10,200)	(1,270)
State - deferred	(324)	(165,000)
Change in valuation allowance	10,524	1,435
Total deferred	-	-
Income tax expense (benefit)	$(35,862)	$2,144

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2014		Year Ended December 31, 2013

Income (loss) before income taxes	$(21,441	) )	$(3,874	) )
Tax expense (benefit) :
Tax at statutory federal rate	$(7,504	) )	$(1,356	) )
State income taxes	183		256
Federal uncertain tax position reversal	(19,179	) )	-
State uncertain tax position reversal	(16,866	) )	-
Federal interest	-		750
State interest	-		1,138
Permanent items	(3,020)		(79	) )
Other	-		-
Change in valuation allowance	10,524		1,435
Income tax expense (benefit)	$(35,862	) )	$2,144

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Tax at statutory federal rate	35.0%	35.0%
State income taxes	(0.9))	(6.6))
Federal uncertain tax position reversal	89.5	-
State uncertain tax position reversal	78.7	-
Federal interest	-	(19.4))
State interest	-	(29.4))
Permanent difference, tax credits and other adjustments	14.1	2.1
Other	-	-
Change in valuation allowance	(49.1))	(37.0))
Effective income tax rate	167.3%	(55.3))%

The Company's federal income tax returns for the years subsequent to 1992 have not been examined by the Internal Revenue Service ("IRS") or state authorities, except for tax years 2007 and 2012, which were examined by the IRS and have been concluded.  In connection with the IRS's examination of the Company's 2012 federal income tax return, the IRS accepted the Company's federal NOL loss carryforward deductions from 1997 through 2006 which were utilized as part of the Company's 2012 federal income tax return to reduce the Company's 2012 federal taxable income.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2011.  Interest and/or penalties related to underpayments of income taxes, or if applicable on uncertain tax positions, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for penalties.

State income tax amounts for the year ended December 31, 2014 reflects a provision for a minimum tax on capital imposed by the state jurisdictions.  State income tax amounts for the year ended December 31, 2013 includes accrued state interest expense for uncertain tax positions and a provision for a minimum tax on capital imposed by the state jurisdictions.

As part of the Company's 2012 federal income tax ("FIT") return, the Company recognized a worthless stock deduction for the Company's remaining tax basis related to its investment in Carteret (the "Carteret Worthless Stock Deduction" or "Carteret Tax Basis") in the computation of the Company's 2012 taxable income.  The Company further reduced its 2012 federal taxable income through the utilization of its previously available federal tax net operating loss ("NOL") carryforward deductions in the computation of the Company's 2012 federal tax liability.  The federal NOL carryforwards were required to be utilized in tax year 2012 as a result of the Internal Revenue Code ("IRC") regulations that require NOLs to be utilized in the first year in which the Company has taxable income; otherwise, use of the NOL carryforwards would be lost.  The Carteret Worthless Stock Deduction was required to be recognized in the year of worthlessness, i.e. 2012.

The Company believes that pursuant to the terms of the Settlement Agreement, the Company could seek to recover the value of its federal NOL carryforwards and/or Carteret Tax Basis previously utilized by the Company to reduce its 2012 federal taxable income in connection with the filing of the Company's 2012 federal income tax return. Any such recovery, however, would be dependent on numerous factors and circumstances, including but not limited to, whether or not the Company generated future federal taxable income, the timing and amount of future federal taxable income generated by the Company, if any, the expiration of current and previously utilized NOL carryforwards, the United States Court of Federal Claims (the "Court of Claims") interpretation of the Settlement Agreement and other legal and factual interpretations.  As a result, the Company can give no assurances as to the realization, the amount or the timing of any such recovery, if any.

The Carteret Tax Basis and federal NOL carryforward deductions utilized as part of the Company's 2012 federal income tax return as filed were as follows:

(in thousands)
Carteret Tax Basis	$152,000
Federal NOL carryforwards utilized	$25,000

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company was required to record an aggregate uncertain tax position reserve as of December 31, 2013, to reflect the net tax effect plus accrued interest for potential tax audit and uncertainty that the Carteret Worthless Stock Tax Deduction (uncertain tax position), could have been disallowed in whole or in part by the tax authorities.  The Company believes that if any additional federal tax had been owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.  As a result, the Company recorded an indemnification asset – federal tax gross-up to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  A portion of the uncertain tax position reserve as of December 31, 2013 was attributable to certain state taxes on the Settlement Amount which were not reimbursable to the Company as part of the Settlement Agreement.  In December 2014, the IRS completed their review of the examination of the Company's 2012 federal income tax return with no change to the tax return as filed, as a result the Company, as of December 31, 2014, recorded a reversal of the indemnification asset – federal tax gross-up and the reversal of the uncertain tax position reserve, as noted in the tables herein below.  For additional information including a discussion of the Supervisory Goodwill Settlement Agreement – Tax Gross-up see Note 11.

In connection with the uncertain tax position reserve in 2013, the Company had accrued federal and state interest expense for the potential underpayment of 2012 taxes.  The interest expense was included as a component of income tax expense (benefit) in the consolidated statement of operations and as a component of the uncertain tax position reserve in the consolidated balance sheets.

A roll forward of the uncertain tax positions reserve, excluding accrued federal and state interest is as follows:

(in thousands)	December 31, 2014	December 31, 2013
Uncertain tax position reserve excluding accrued interest, at beginning of period	$34,157	$34,157
Federal uncertain tax position reserve excluding accrued interest	(18,429)	-
State uncertain tax position reserve excluding accrued interest	(15,728)	-
Uncertain tax position reserve excluding accrued interest, at end of period	$-	$34,157

The Company's uncertain tax positions tax reserve, including accrued interest is as follows:

(in thousands)	December 31, 2014	December 31, 2013
Federal uncertain tax positions reserve, including accrued federal interest	$-	$19,179
State uncertain tax positions reserve, including accrued state interest	-	16,866
Total uncertain tax positions reserve, including accrued federal and state interest	$-	$36,045

The interest expense related to the uncertain tax positions is as follows:

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Federal	$-	$750
State jurisdictions	-	1,138

Interest expense - taxes	$-	$1,888

The Company's indemnification asset which reflects the potential amounts reimbursable pursuant to the tax gross-up provision of the Settlement Agreement for the federal uncertain tax position reserve recognized, is as follows:

(in thousands)	December 31, 2014	December 31, 2013
Indemnification asset – federal tax gross-up	$-	$18,429

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. The Company has not yet filed its 2014 Federal income tax return, however, based on the Company's current analysis along with consultation with tax advisors, the Company expects that it will elect to not carryback and thus only carryforward any federal tax loss, if and when generated, for tax year 2014.  For tax year 2013, the Company elected not to carryback and thus only carryforward the Company's 2013 tax loss carryforward.  Based on the Company's federal tax returns filed or to be filed, the Company estimates it has federal NOL carryforwards available to reduce future federal taxable income or which would expire if unused, as indicated below.

The federal NOL carryforwards as of December 31, 2014 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
		$32,600,000

In addition, the Company has alternate minimum tax credit carryforwards ("AMT Credits"), which are not subject to expiration, as follows:

Amount
AMT Credits	$21,000,000

Based on the Company's State of Connecticut tax returns filed or to be filed, the Company estimates it has state NOL carryforwards to reduce future State of Connecticut taxable income, which would expire if unused, as indicated below.
The state NOL carryforwards as of December 31, 2014 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	4,700,000
		$10,000,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards as follows.

	December 31, 2014	December 31, 2013
Net deferred tax asset	$11,900,000	$1,400,000
Valuation allowance	(11,900,000)	(1,400,000)
Net deferred tax asset recognized	$-	$-

A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.  At the current time management does not believe that any significant changes in unrecognized income tax benefits are currently expected to occur over the next year. The net deferred tax asset amounts noted above for December 31, 2013, do not include the NOL's utilized in connection with the calculation of the uncertain tax position reserve as noted herein.

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

The Company believes that pursuant to the terms of the Settlement Agreement, the Company could seek to recover the value of its federal NOL carryforwards and/or Carteret Tax Basis previously utilized by the Company to reduce its 2012 federal taxable income in connection with the filing of the Company's 2012 federal income tax return. Any such recovery, however, would be dependent on numerous factors and circumstances, including but not limited to, whether or not the Company generated future federal taxable income, the timing and amount of future federal taxable income generated by the Company, if any, the expiration of current and previously utilized NOL carryforwards, the Court of Federal Claims interpretation of the Settlement Agreement and other legal and factual interpretations.  As a result, the Company can give no assurances as to the realization, the amount or the timing of any such recovery, if any.  For additional information, see Note 10 – to the Company's consolidated financial statements.

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

Note 13 – Commitments and Contingencies

In 2014, the Company entered into a lease agreement for office space for its executive office in Boca Raton, Florida.  Future minimum rental payments for office space under non-cancellable operating leases as of December 31, 2014, were as follows (in thousands):

Year	Amount
2015	$12
2016	13
2017	13
2018	14
2019	3
Thereafter	-
$55

Rent expense for the period was as follows:

($ in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Rent expense	$9	$-
Approximate square feet of leased office space	1,085	-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2014, the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting
There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers required by this item is set forth following Item 3 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2015, under the captions "Proposal No. 1 - Election of Directors" and  "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2014 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2015, under the captions "Executive Compensation," "Employment Contracts," and "Compensation of Directors" which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2014 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2014 as follows:

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

For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2015, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2014 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2015, under the captions "Proposal No. 1 - Election of Directors" and "Information Concerning the Board and its Committees," which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2014 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading "Proposal 2 - Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2015, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2014 fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report:
1. Index to Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	13
Consolidated Statements of Operations	14
Consolidated Balance Sheets	15
Consolidated Statements of Changes in Stockholders' Equity	16
Consolidated Statements of Cash Flows	17
Notes to Consolidated Financial Statements	18
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

10.8	Second Amended and Restated Limited Liability Company Agreement of 111 West 57th Investment, LLC dated December 19, 2014.

14.	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ending December 31, 2003).
21.	Subsidiaries of the Registrant.
23.	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.
99.1	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on October 22, 2012 and incorporated by reference herein).
99.2
United States Court of Federal Claims Opinion and Order dated August 6, 2013 regarding tax gross-up, initially filed under seal reissued for publication August 16, 2013 (originally filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein).

101.1
The following financial statements from AmBase Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

Exhibits, except as otherwise indicated above, are filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 30, 2015	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 30, 2015

/s/JERRY Y. CARNEGIE Director Date: March 30, 2015	/s/ ALESSANDRA F. BIANCO Director Date: March 30, 2015

/s/ THEODORE T. HORTON, JR. Director Date: March 30, 2015	/s/KENNETH M. SCHMIDT Director Date: March 30, 2015

AMBASE CORPORATION AND SUBSIDIARIES
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Office Building:
Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454

Total	$-	$554	$1,880	$20	$554	$1,900	$2,454

[Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Office Building:
Greenwich, CT	$678	1970	April, 2001	39 years

Total	$678

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Balance at beginning of year	$2,454	$2,454
Improvements	-	-
Acquisitions	-	-
Disposition	-	-
Balance at end of year	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$630	$582
Depreciation expense	48	48
Dispositions	-	-
Balance at end of year	$678	$630

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Jerry Y. Carnegie Private Investor	Alessandra F. Bianco Senior Officer BARC Investments, LLC	Theodore T. Horton, Jr. Private Investor

Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2015 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 4, 2015, at:

Hyatt Regency Hotel
1800 East Putnam Avenue
Greenwich, CT  06870
Corporate Headquarters AmBase Corporation 100 Putnam Green, 3rd Floor Greenwich, CT 06830-6027 (203) 532-2000

Common Stock Trading

AmBase stock is traded through one or more market-makers with quotations made available on the over-the-counter market.

Issue:  Common Stock
Abbreviation:  AmBase
Ticker Symbol:  ABCP.OB

Transfer Agent and Registrar

American Stock Transfer & Trust Company, LLC
6201 15th Avenue
Brooklyn, NY 11219
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

American Stock Transfer & Trust Co. LLC
6201 15th Ave.
Brooklyn, NY 11219
Attention: Shareholder Services
(800) 937-5449 or (718) 921-8200 Ext. 6820

In addition, the Company's public reports, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission EDGAR Database over the World Wide Web at www.sec.gov.

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2015, there were approximately 10,100 stockholders.