Form 10-Q
period 2015-03-31
AMBASE CORP
filed 2015-05-13
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

At April 30, 2015, there were 40,737,751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2015	2014
Operating expenses:
Compensation and benefits	$590	$527
Professional and outside services	61	64
Property operating and maintenance	42	38
Depreciation	12	12
Insurance	36	9
Other operating	63	73
Total operating expenses	804	723
Operating income (loss)	(804)	(723)

Interest income	-	6
Realized gains (losses) on sales of investment securities	-	12
Other income	-	-
Equity income (loss) 111 West 57th Partners LLC	(252)	(600)
Income (loss) before income taxes	(1,056)	(1,305)

Income tax expense (benefit)	30	650
Net income (loss)	(1,086)	(1,955)
Less: net income (loss) attributable to non-controlling interest	(14)	-
Net income (loss) attributable to controlling interest	$(1,072)	$(1,955)

Net income (loss) per common share - basic	$(0.03)	$(0.05)
Net income (loss) per common share - assuming dilution	$(0.03)	$(0.05)

Weighted average common shares outstanding - basic	40,738	40,940
Weighted average common shares outstanding - assuming dilution	40,738	40,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share data)

Assets:	March 31, 2015	December 31, 2014
Cash and cash equivalents	$3,369	$5,299
Investments securities - held to maturity	-	-
Investments securities - trading carried at fair value	-	-
Total investment securities	-	-
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	690	678

Real estate owned, net	1,764	1,776

Investment in 111 West 57th Partners LLC	71,482	71,038
Other assets	350	378
Total assets	$76,965	$78,491

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$282	$722
Other liabilities	-	-

Total liabilities	282	722

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 40,738 outstanding in 2015 and 40,738 outstanding in 2014)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(471,003)	(469,931)
Treasury stock, at cost – 2015 - 5,672 shares; 2014 – 5,672 shares	(5,168)	(5,168	) )
Total stockholders' equity	72,597	73,669
Non-controlling interest	4,086	4,100
Total stockholders' equity including non-controlling interest	76,683	77,769

Total liabilities and stockholders' equity	$76,965	$78,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014

Cash flows from operating activities:
Net income (loss)	$(1,086)	$(1,955)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	12	12
Realized (gains) losses on sales of investment securities	-	(12)
Provision for uncertain tax position reserve	-	595
Equity (income) loss - 111 West 57th Partners LLC	252	600
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	-	-
Other assets	28	(2)
Accounts payable and accrued liabilities	(440)	(488)
Other liabilities	-	-
Net cash provided (used) by operating activities	(1,234)	(1,250)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	-	14,798
Purchases of investment securities - held to maturity	-	(12,996)
Sales of investment securities – trading	-	646
Purchases of investment securities – trading	-	(634)
Equity investment - 111 West 57th Partners LLC	(696)	(1,072)
Non-controlling interest contribution	-	-
Proceeds from (investment in) real estate limited partnership	-	22
Net cash provided (used) by investing activities	(696)	764

Cash flows from financing activities:
Common stock repurchased for treasury	-	(446)
Net cash provided (used) by financing activities	-	(446)

Net change in cash and cash equivalents	(1,930)	(932)
Cash and cash equivalents at beginning of period	5,299	6,940
Cash and cash equivalents at end of period	$3,369	$6,008
Supplemental cash flow disclosure:
Income taxes paid	$83	$60

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries ("AmBase" or the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, the interim financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2014.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Note 5, the Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities.

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's condensed consolidated financial statements.

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	March 31, 2015			December 31, 2014
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

Investment securities - trading consist of the following:

	March 31, 2015			December 31, 2014
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands) Held to Maturity:	March 31, 2015	December 31, 2014
Gross unrealized gains (losses)	$-	$-

 Realized gains (losses) on the sales of investment securities - trading are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014

Net sale proceeds	$-	$646
Less: Cost basis	-	634
Realized gains (losses)	$-	$12

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

March 31, 2015
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

The Company performs impairment tests on a regular basis and/or if events or circumstances indicate that the property's carrying value may not be recoverable. Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of March 31, 2015, has not been impaired and, therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

Note 5 – Investment in 111 West 57th Partners LLC

On June 28, 2013, 111 West 57th Investment LLC, a Delaware limited liability company ("Investment LLC"), a newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, a Delaware limited liability company (the "Sponsor"), pursuant to which Investment LLC invested $56,000,000 (the "Investment") in a real estate development property to purchase and develop the 111 West 57th Street Property.  In consideration for making the Investment, Investment LLC was granted a 59% membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), a Delaware limited liability company, which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date"). The Company also indirectly contributed an additional $1,250,000 to the Joint Venture in exchange for an additional indirect interest of approximately 1.3% in the Joint Venture.  Other members and the Sponsor contributed an additional $37,750,000 of cash and/or property to the Joint Venture.

The 111 West 57th Property was acquired from 57th Street Partners NY, LLC, pursuant to three separate purchase agreements for various components of the 111 West 57th Property.  The aggregate purchase price as noted herein below includes various capitalized costs for the 111 West 57th Property. The acquisition of the 111 West 57th Property was partially financed pursuant to a mortgage and acquisition loan, as noted herein, by Annaly CRE LLC, a Delaware limited liability company that is a wholly-owned subsidiary of Annaly Commercial Real Estate Group, Inc., which closed concurrently with the acquisition of the 111 West 57th Property on the Closing Date.  The Joint Venture plans to redevelop the 111 West 57th Property into an approximate combined 346,000 gross square foot luxury residential tower and retail project.  The descriptions of each of the JV Agreement and the other agreements referenced herein are qualified in their entirety by the contents of the respective agreements.

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

During 2014, in connection with the funding of additional capital calls under the JV Agreement for required borrowing and development costs for the 111 West 57th Property development, the Company's management and its Board of Directors concluded that, given the continuing development risks of the Joint Venture, and the Company's financial position, the Company should not at that time increase its already significant concentration and risk exposure to the 111 West 57th Street Property and the Joint Venture. Nonetheless, the Company sought to limit dilution of its interest in the Joint Venture resulting from any failure to fund the capital call requirements, but at the same time wished to avoid the time, expense and financial return requirements (with attendant dilution and possible loss of voting rights) that obtaining a replacement third-party investor would require. The Company therefore entered into a second amended and restated operating agreement for Investment LLC ("Second Amended and Restated Investment Operating Agreement") pursuant to which 111 West 57th Capital LLC, a Delaware limited liability company wholly-owned by Mr. R. A. Bianco ("Capital LLC"), was admitted as a member of Investment LLC. In exchange for Capital LLC contributing $4,100,000 (or an approximate 5.8% interest in Investment LLC) toward Investment LLC capital calls in respect of 111 West 57th Street, available cash of Investment LLC will be distributed first to Capital LLC until it has received a 20% internal rate of return (calculated as provided for in the JV Agreement as noted above), second to the Company until it has received 150% of its capital, and, thereafter, available cash is split 10/90, with 10% going to Mr. R. A. Bianco as the subordinated participation interest noted above and 90% going to Capital LLC and the Company pari-passu, with Capital LLC receiving one-half of its pro-rata share based on capital contributed and the Company receiving the balance. No other material changes were made to the Amended and Restated Investment Operating Agreement, and neither Mr. Bianco nor Capital LLC has any voting rights with respect to their interest and investment in Investment LLC.

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

The Company made additional capital contributions to the Joint Venture as indicated below:

(in thousands)	Three Months Ended March 31, 2015
Capital contributions	$696

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

In February 2015, the Company received a shortfall capital contribution notice pursuant to which it was to contribute approximately $7.3 million to the 111 West 57th Joint Venture for additional development costs (the "February Shortfall Capital Contribution").  The Company chose to contribute approximately $0.7 million of the requested amount.  The remaining amount was contributed to the Joint Venture by the Sponsor.  In accordance with the agreements, the Sponsor deemed the February Shortfall Capital Contribution as a dilutive capital contribution to the Company at one and one-half times the amount, which the Sponsor contends, if taken together with the December Shortfall Capital Contribution, would cause the Company to be diluted to approximately 45% after this event.

In April 2015, the Company received a capital contribution notice pursuant to which it was to contribute approximately $6.2 million to the 111 West 57th Joint Venture (the "April Capital Contribution").  Of this aggregate amount, the Company chose to contribute approximately $0.4 million of the requested amount.  The Company's remaining April Capital Contribution amount of $5.8 million was contributed to the Joint Venture by Capital LLC pursuant to terms of the Second Amended and Restated Investment Operating Agreement as noted above and will entitle Capital LLC to rights to future distributions on the same basis as noted above.

The Sponsor contends that the December Shortfall Capital Contribution if taken together with the February Shortfall Capital Contribution would cause the Company to be diluted to approximately 45% after this event.  The parties are currently in discussions with regard to the calculation of the revised investment percentages resulting from the February Shortfall Capital Contribution, along with the treatment and allocation of these and the December Shortfall Capital Contribution amounts.

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations.  As of March 31, 2015, , the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and/or if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the periods ended March 31, 2015 or December 31, 2014.

The following table presents summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	March 31, 2015	December 31, 2014
Real estate held for development, net	$351,766	$326,387
Escrow deposits	13,765	26,011
Other assets	12,292	16,370
Total assets	$377,823	$368,768
Liabilities:
Mortgage payable	$230,000	$230,000
Other liabilities	9,727	8,319
Total liabilities	239,727	238,319
Equity:
Total equity	138,096	130,449
Total liabilities and equity	$377,823	$368,768

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Rental income	$0	$273
Expenses	417	1,270
Net income (loss)	$(417)	$(997)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Company matching contributions	$30	$29
Employer match %	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Three Months Ended March 31, 2015
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	March 31, 2015
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. There were no stock option grants during the three months ended March 31, 2015 and 2014. No stock options were outstanding at March 31, 2015 or December 31, 2014.

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	March 31, 2015
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

Note 9 - Income Taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return.  The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the condensed consolidated financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years.  Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future.

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Federal – current	$-	$238
State – current	30	412
Total current	30	650

Federal – deferred	(370)	(457)
State – deferred	-	-
Change in valuation allowance	370	457
Total deferred	-	-

Income tax expense (benefit)	$30	$650

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Income (loss) before income taxes	$(1,056)	$(1,305)
Tax expense (benefit):
Tax at statutory federal rate	$(370)	$(457)
State income taxes	30	55
Federal interest	-	238
State interest	-	357
Permanent items	-	-
Other	-	-
Change in valuation allowance	370	457

Income tax expense (benefit)	$30	$650

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Tax at statutory federal rate	35.0%	35.0%
State income taxes	(2.8)	(4.2)
Federal interest	0.0	(18.2)
State interest	0.0	(27.4)
Permanent differences, tax credits and other adjustments	0.0	0.0
Other	0.0	0.0
Change in valuation allowance	(35.0)	(35.0)
Effective income tax rate	(2.8)%	(49.8)%

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

State income tax amounts for the three months ended March 31, 2015 reflects a provision for a minimum tax on capital imposed by the state jurisdictions. State income tax amounts for the three months ended March 31, 2014, included accrued state interest expense for uncertain tax positions and a provision for a minimum tax on capital imposed by the state jurisdictions.

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company had been required to record an uncertain tax position liability to reflect the net tax effect plus accrued interest for potential tax audit adjustments with regard to the Company's 2012 federal income tax return as filed.  .  The Company had recorded an indemnification asset – federal tax gross-up to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  A portion of the uncertain tax position reserve was attributable to certain state taxes on the Settlement Amount which were not reimbursable to the Company as part of the Settlement Agreement.  In December 2014, the IRS completed their review of the examination of the Company's 2012 federal income tax return with no change to the tax return as filed.  As a result, the Company, in December 2014, recorded a reversal of the indemnification asset – federal tax gross-up and the reversal of the uncertain tax position reserve, as noted in the table herein below.  The Company believes that if any additional federal tax had been owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement.

In connection with the uncertain tax position reserve in 2014, the Company accrued federal and state interest expense for the potential underpayment of 2012 taxes.  The interest expense was included as a component of income tax expense (benefit) in the consolidated condensed statement of operations and as a component of the uncertain tax position reserve in the consolidated condensed balance sheets.

A roll forward of the uncertain tax positions reserve, excluding accrued federal and state interest is as follows:

(in thousands)	March 31, 2015	December 31, 2014
Uncertain tax position reserve excluding accrued interest, at beginning of period	$-	$34,157
Federal uncertain tax position reserve excluding accrued interest	-	(18,429)
State uncertain tax position reserve excluding accrued interest	-	(15,728)
Uncertain tax position reserve excluding accrued interest, at end of period	$-	$-

The interest expense related to the uncertain tax positions is as follows:

(in thousands)	Three Months Ended
	March 31, 2015	March 31, 2014
Federal	$-	$238
State jurisdictions	-	357

Interest expense - taxes	$-	$595

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

The federal NOL carryforwards as of March 31, 2015 are as follows:

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

The state NOL carryforwards as of March 31, 2015 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	4,700,000
		$10,000,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards and AMT Credits as follows:

	March 31, 2015	December 31, 2014
Net deferred tax asset	$32,900,000	$32,900,000
Valuation allowance	(32,900,000)	(32,900,000)
Net deferred tax asset recognized	$-	$-

A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.  At the current time management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

Note 10 - Legal Proceedings

From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  At the current time, the Company is unaware of any legal proceedings pending against the Company.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2015, through the report issuance date.

Item 2.                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

This quarterly report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended,(the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) changes in the rate of inflation and the related impact on the securities markets; (viii) changes in federal and state tax laws; (ix) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors, and (x) risks arising from unfavorable decisions in tax and litigation matters. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

BUSINESS OVERVIEW

AmBase Corporation (the "Company") is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York and owns a commercial office building in Greenwich, Connecticut.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned. The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  As further discussed in Part I – Item 1- Note 5 to the Company's condensed consolidated financial statements, the Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities.  From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.  For a discussion of lawsuits and proceedings, see Part I - Item 1 – Note 10 to the Company's condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at March 31, 2015, aggregated $76,965,000, consisting principally of cash and cash equivalents of $3,369,000, an equity investment in a real estate development property of $71,482,000 and real estate owned, net of $1,764,000.  At March 31, 2015, the Company's liabilities aggregated $282,000.  Total stockholders' equity was $76,683,000.

For the three months ended March 31, 2015, cash of $1,234,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2015, were satisfied by the Company's financial resources.  In addition, cash flows used by investment activities for the three months ended March 31, 2015, includes $696,000 of additional equity investments in 111 West 57th Partners LLC ("111 West 57th Partners").

For the three months ended March 31, 2014, cash of $1,250,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2014, were principally satisfied by the Company's financial resources, and to a lesser extent, the receipt of investment earnings received on investment securities and cash equivalents.

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of March 31, 2015, has not been impaired.

Accounts payable and accrued liabilities as of March 31, 2015, decreased from December 31, 2014, principally as a result of the payment of prior year accruals.

There are no other material commitments for capital expenditures as of March 31, 2015.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2015 vs. the Three Months Ended March 31, 2014

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources and, to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.

The Company recorded a net loss of $1,086,000 or $0.03 per share in the three months ended March 31, 2015, compared to a net loss of $1,955,000 or $0.05 per share in the respective 2014 period.

Compensation and benefits increased to $590,000 in the three months ended March 31, 2015, compared to $527,000 in the respective 2014 period.  The increase in the 2015 three month period is due to an increase in incentive compensation accruals in the 2015 period versus the comparable 2014 period.  No stock based compensation expense was recorded in the three months ended March 31, 2015 or March 31, 2014.

Professional and outside services decreased to $61,000 in the three months ended March 31, 2015, compared to $64,000 in the respective 2014 period.  The decrease in the 2015 period as compared to the 2014 period is principally the result of a higher level of legal and professional fees incurred in 2014 in connection with the IRS's examination of the Company's 2012 federal income tax return which was concluded in December 2014, with no changes to the tax return as filed.

Property operating and maintenance expenses were $42,000 for the three months ended March 31, 2015, compared to $38,000 in the respective 2014 period.  The increased expenses in the three months ended March 31, 2015 compared to the respective 2014 period is due to an increase in the overall level of repairs and maintenance expenses.

Insurance expenses increased to $36,000 in the three months ended March 31, 2015, compared to $9,000 in the respective 2014 period.  The increase is generally due to an increase in insurance coverage levels and insurance premium costs.

Other operating expenses decreased to $63,000 in the three months ended March 31, 2015, compared with $73,000 in the respective 2014 period, due to a general lower level of related expenses.

Interest income in the three months ended March 31, 2015, was $0 versus $6,000 in the respective 2014 period.  The decreased interest income is principally due to a lower average level of cash and cash equivalents and investments on hand in the 2015 period compared with the 2014 period due to the Company's investments in the 111 West 57th Street Property during 2014.

Realized gains on sales of investment securities were $0 for the three months ended March 31, 2015, and $12,000 for the three months ended March 31, 2014, respectively.  The gains are the result of the realization of gains on sales of securities held for trading due to market appreciation.

Equity income (loss) - 111 West 57th Partners of $252,000 for the three months ended March 31, 2015, and $600,000 for the three months ended March 31, 2014 represents the Company's share of the 111 West 57th Partners' loss. The decrease in the loss in the 2015 period is due to decreased expenses in 2015 relating to the building operations, as beginning January 1, 2015 all tenants had vacated the building and a significant portion of expenses being incurred in 2015 are capitalized as part of development costs.

The Company recognized income tax provisions of $30,000 for the three months ended March 31, 2015, as compared with income tax provisions of $650,000 for the three months ended March 31, 2014.  The income tax provisions for the 2015 period are attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  The income tax provisions for the 2014 period is attributable to a provision for a minimum tax on capital imposed by the state jurisdictions and include a provision for interest expense on uncertain tax provisions as noted below.

In connection with the uncertain tax positions as noted herein the Company accrued federal and state interest expense of $595,000 for potential underpayment of taxes for tax year 2012 for the three months ended March 31, 2014.  The interest expense is included as a component of income tax expense (benefit) in the condensed consolidated statement of operations for the three months ended March 31, 2014.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2015.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company in the past has been a party in a number of lawsuits or proceedings, including the legal proceedings previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 in response to Part I - Item 3 of Form 10-K.  There have been no material developments in such legal proceedings other than as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A.	RISK FACTORS

There have been no material changes from risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A of Part I of Form 10-K.

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

The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during year to date 2015 period.

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
101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 13, 2015