Form 10-Q
period 2015-09-30
AMBASE CORP
filed 2015-11-10
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

At October 31, 2015, there were 40,737,751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Compensation and benefits	$448	$458	$1,481	$1,429
Professional and outside services	54	73	206	246
Property operating and maintenance	26	36	96	103
Depreciation	12	12	36	36
Insurance	41	41	114	66
Other operating	104	87	238	229
Total operating expenses	685	707	2,171	2,109
Operating income (loss)	(685)	(707)	(2,171)	(2,109)

Interest income	-	2	-	10
Realized gains (losses) on sales of investment securities	-	-	-	20
Other income	-	-	-	-
Equity income (loss) – 111 West 57th Partners LLC	(794)	(610)	(1,331)	(1,983)
Income (loss) before income taxes	(1,479)	(1,315)	(3,502)	(4,062)

Income tax expense (benefit)	38	637	105	1,942
Net income (loss)	(1,517)	(1,952)	(3,607)	(6,004)
Less: net income (loss) attributable to non-controlling interest	-	-	(34)	-
Net income (loss) attributable to controlling interest	$(1,517)	$(1,952)	$(3,573)	$(6,004)

Net income (loss) per common share - basic	$(0.04)	$(0.05)	$(0.09)	$(0.15)
Net income (loss) per common share - assuming dilution	$(0.04)	$(0.05)	$(0.09)	$(0.15)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,811
Weighted average common shares outstanding - assuming dilution	40,738	40,738	40,738	40,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share data)

Assets:	September 30, 2015	December 31, 2014
Cash and cash equivalents	$3,739	$5,299
Investments securities - held to maturity	-	-
Investments securities - trading carried at fair value	-	-
Total investment securities	-	-
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	714	678

Real estate owned, net	1,740	1,776

Investment in 111 West 57th Partners LLC	64,919	71,038
Other assets	413	378
Total assets	$70,811	$78,491

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$715	$722
Other liabilities	-	-

Total liabilities	715	722

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 40,738 outstanding in 2015 and 40,738 outstanding in 2014)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(473,504)	(469,931)
Treasury stock, at cost – 2015 - 5,672 shares; 2014 – 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	70,096	73,669
Non-controlling interest	-	4,100
Total stockholders' equity including non-controlling interest	70,096	77,769

Total liabilities and stockholders' equity	$70,811	$78,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014

Cash flows from operating activities:
Net income (loss)	$(3,607)	$(6,004)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	36	36
Realized (gains) losses on sales of investment securities	-	(20)
Provision for uncertain tax position reserve	-	1,802
Equity (income) loss - 111 West 57th Partners LLC	1,331	1,983
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	-	-
Other assets	(53)	(185)
Accounts payable and accrued liabilities	27	(101)
Other liabilities	-	-
Net cash provided (used) by operating activities	(2,266)	(2,489)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	-	27,793
Purchases of investment securities - held to maturity	-	(12,995)
Sales of investment securities – trading	-	956
Purchases of investment securities – trading	-	(936)
Equity investment - 111 West 57th Partners LLC	(6,911)	(12,523)
Return of equity investment - 111 West 57th Partners LLC	11,699	-
Non-controlling interest contribution	5,768	-
Return of non-controlling interest contribution	(9,868)	-
Proceeds from (investment in) real estate limited partnership	18	22
Net cash provided (used) by investing activities	706	2,317

Cash flows from financing activities:
Common stock repurchased for treasury	-	(525)
Net cash provided (used) by financing activities	-	(525)

Net change in cash and cash equivalents	(1,560)	(697)
Cash and cash equivalents at beginning of period	5,299	6,940
Cash and cash equivalents at end of period	3,739	$6,243
Supplemental cash flow disclosure:
Income taxes paid	$109	$265

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries ("AmBase" or the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's condensed consolidated financial statements.

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	September 30, 2015			December 31, 2014
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

Investment securities - trading consist of the following:

	September 30, 2015			December 31, 2014
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

Realized gains (losses) on the sales of investment securities - trading are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014

Net sale proceeds	$-	$-	$-	$956
Cost basis	-	-	-	936
Realized gains (losses)	$-	$-	$-	$20

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

September 30, 2015
Area of building in square feet	14,500
Square feet utilized by Company	3,500
Number of years depreciation is based upon	39

Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, the Company believes the property's fair value exceeds the property's current carrying value.  The Company's impairment analysis includes a comprehensive range of factors including but not limited to:  the location of the property; property condition; current market conditions; comparable sales; current market rents in the area; new building zoning restrictions; raw land values; new building construction costs; building operating costs; leasing values; and cap rates for comparable buildings in the area.  Varying degrees of weight are given to each factor.  Based on the Company's analysis these factors taken together and/or considered individually, form the basis for the Company's analysis that no impairment condition exists.

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable. Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of September 30, 2015, has not been impaired and, therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

Note 5 – Investment in 111 West 57th Partners LLC

On June 28, 2013, 111 West 57th Investment LLC, ("Investment LLC"), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, (the "Sponsor"), pursuant to which Investment LLC invested (the "Investment") in a real estate development property to purchase and develop the 111 West 57th Street Property (the "111 West 57th Property").  In consideration for making the Investment, Investment LLC was granted a  membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date").  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture. The Joint Venture plans to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

Amounts relating to the Company's initial investment and other information relating to the 111 West 57th Property is as follows:
($ in thousands)
Company's aggregate initial investment	$57,250
Company's aggregate initial membership interest %	60.3	% %
Other members and Sponsor initial investment	$37,750
Approximate gross square feet of project	346,000

On June 30, 2015, 111 West 57th Partners obtained financing for the 111 West 57th Property.  The financing was obtained in two parts; (i) a first mortgage construction loan with AIG Asset Management (US), LLC, ("AIG") and (ii) a mezzanine loan with Apollo Commercial Real Estate Finance, Inc., ("Apollo").  Both loans have a four-year term with a one-year extension option subject to satisfying certain conditions.  The loan agreements also include customary events of default and other customary terms and conditions.  Simultaneously with the closing of the AIG and the Apollo financing, 111 West 57th Partners repaid all outstanding liabilities and obligations to Annaly CRE, LLC under the initial mortgage and acquisition loan agreement, dated June 28, 2013, between 111 West 57th Partners and Annaly CRE, LLC.  The remaining loan proceeds will be drawn down and used as necessary for construction and related costs, loan interest escrow and other related project expenses for development of the 111 West 57th Property.

Information relating to the June 30, 2015 financing for 111 West 57th Partners is as follows:

(in thousands)
Financing obtained by 111 West 57th Partners	$725,000
Annaly CRE LLC initial mortgage and acquisition loan repaid	$230,000

In July 2015, based on available net proceeds received from the financing and equity previously invested in the project, funds were distributed to the members of 111 West 57th Partners (the "July 2015 Distribution").  In connection therewith, the Company, principally through Investment LLC, received a distribution but reserved its rights to dispute the actual amount to which it is entitled based on the 111 West 57th Partners Operating Agreement and the Company's percentage interests thereunder.  In accordance with the Second Amended and Restated Investment Operating Agreement as noted herein, the Company through Investment LLC fully repaid 111 West 57th Capital LLC, an entity wholly owned by Mr. R.A. Bianco ("Capital LLC"), its capital contributions as noted below.  The remaining amount was retained by the Company.

Information relating to the July 2015 Distribution is as follows:

(in thousands)
Distribution attributible to Company's investment	$11,699
Distribution retained by the Company, net of amounts repaid to Capital LLC	$1,831

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

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the "Amended and Restated Investment Operating Agreement") to grant a 10%  subordinated participation interest in Investment LLC to Mr. R. A. Bianco as contingent future incentive for Mr. R. A. Bianco's past, current and anticipated ongoing role to develop and commercialize the Company's equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company's initial aggregate investment in Investment LLC and the Joint Venture, plus any additional investments by the Company, and only with respect to any distributions thereafter. At the current time the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount or range of amounts can be reasonably estimated or assured.

During 2014, in connection with the funding of additional capital calls under the JV Agreement for required borrowing and development costs for the 111 West 57th Property, the Company's management and its Board of Directors concluded that, given the continuing development risks of the 111 West 57th Property and the Company's financial position, the Company should not at that time increase its already significant concentration and risk exposure to the 111 West 57th Property.  Nonetheless, the Company sought to limit dilution of its interest in the Joint Venture resulting from any failure to fund the capital call requirements, but at the same time wished to avoid the time, expense and financial return requirements (with attendant dilution and possible loss of voting rights) that obtaining a replacement third-party investor would require. The Company therefore entered into a second amended and restated operating agreement for Investment LLC ("Second Amended and Restated Investment Operating Agreement") pursuant to which Capital LLC was admitted as a member of Investment LLC. In exchange for Capital LLC contributing toward Investment LLC capital calls in respect of the 111 West 57th Property, available cash of Investment LLC will be distributed first to Capital LLC until it has received a 20% internal rate of return (calculated as provided for in the JV Agreement), second to the Company until it has received 150% of its capital, and; thereafter, available cash is split 10/90 with 10% going to Mr. R.A. Bianco as the subordinated participation interest noted and 90% going to Capital LLC and the Company pari-passu, with Capital LLC receiving one-half of its pro-rata share based on capital contributed and the Company receiving the balance. No other material changes were made to the Amended and Restated Investment Operating Agreement, and neither Mr. Bianco nor Capital LLC has any voting rights with respect to their interest and investment in Investment LLC.
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

Capital contributed by Capital LLC in December 2014 and April 2015, which was fully repaid as part of the July 2015 Distribution, was as follows:

(in thousands)
Capital contributed by Capital LLC	$9,868

As part of the July 2015 Distribution, Capital LLC was repaid the full amount of its capital investment.  Additional amounts may still be payable to Capital LLC based on investment returns received on the 111 West 57th Property as further described herein.

Pursuant to various capital contribution requests in December 2014, February 2015 and April 2015, the Company was requested to contribute funds to the Joint Venture (the "Capital Contribution Requests").  The Company chose to contribute only a portion of the amounts requested pursuant to the Capital Contribution Requests.  The remaining amounts requested pursuant to the Capital Contribution Requests (not funded by the Company) were contributed by either the Sponsor, which deemed its capital contributions on behalf of the Company to be Shortfall Capital Contributions ("Shortfall Capital Contributions") or by the Company from Capital LLC, pursuant to the terms of the Second Amended and Restated Investment Operating Agreement as noted herein.

The Company made additional capital contributions to the Joint Venture as indicated below:

(in housands)	Nine Months Ended September 30, 2015
Capital Contributions	$6,911

In accordance with the JV Agreement, Shortfall Capital Contributions may be treated either as a member loan or as a dilutive capital contribution by the funding party valued at one and one-half times the amount actually contributed.  The Sponsor deemed the Shortfall Capital Contributions as dilutive capital contributions to the Company.   The Company believes in accordance with the terms of the agreements, a portion of the Shortfall Capital Contribution amounts should be treated as a member loan, therefore, resulting in no dilution to the Company.  The Sponsor contends that the Capital Contribution Requests, if taken together, would cause the Company to be diluted to approximately 48%.  The parties are currently in discussions with regard to the calculation of the revised investment percentages resulting from the Capital Contribution Requests, along with the treatment and allocation of these Shortfall Capital Contribution amounts.

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations As of September 30, 2015, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the periods ended September 30, 2015 or December 31, 2014.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	September 30, 2015	December 31, 2014
Real estate held for development, net	$415,929	$326,387
Escrow deposits	9,407	26,011
Other assets	28,790	16,370
Total assets	$454,126	$368,768
Liabilities:
Loans payable	$312,539	$230,000
Other liabilities	19,178	8,319
Total liabilities	331,717	238,319
Equity:
Total equity	122,409	130,449
Total liabilities and equity	$454,126	$368,768

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Rental income	$-	$54	$-	$337
Expenses	1,316	1,061	2,206	3,621
Net income (loss)	$(1,316)	$(1,007)	$(2,206)	$(3,284)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Company matching contributions	$-	$-	$30	$29
Employer match %	33%	33%	33%	33%

Note 7 – Common Stock Repurchase Plan

The Company's common stock repurchase plan (the "Repurchase Plan") allows for the repurchase by the Company of its common stock in the open market. The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock.  Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  Pursuant to the Repurchase Plan the Company repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions.

Information relating to the Repurchase Plan is as follows:

(in thousands)	Nine Months Ended September 30, 2015
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	September 30, 2015
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. There were no stock option grants during the nine months ended September 30, 2015 and 2014. No stock options were outstanding at September 30, 2015 or December 31, 2014.

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	September 30, 2015
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Federal – current	$-	$250	$-	$731
State – current	38	387	105	1,211
Total current	38	637	105	1,942

Federal – deferred	(518)	(460)	(1,226)	(1,422)
State - deferred	-	-	-	-
Change in valuation allowance	518	460	1,226	1,422
Total deferred	-	-	-	-

Income tax expense (benefit)	$38	$637	$105	$1,942

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) before income taxes	$(1,479)	$(1,315)	$(3,502)	$(4,062)
Tax expense (benefit):
Tax at statutory federal rate	$(518)	$(460)	$(1,226)	$(1,422)
State income taxes	38	30	105	140
Federal interest	-	250	-	731
State interest	-	357	-	1,071
Permanent items	-	-	-	-
Other	-	-	-	-
Change in valuation allowance	518	460	1,226	1,422

Income tax expense (benefit)	$38	$637	$105	$1,942

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015		2014
Tax at statutory federal rate	35.0%	35.0%	35.0%		35.0%
State income taxes	(2.8)%	(2.3)%	(3.0)%		(3.5)%
Federal interest	0.0%	(19.0)%	0.0%		(18.0)%
State interest	0.0%	(27.2)%	0.0%		(26.3)%
Permanent differences, tax credits and other adjustments	-	-	-		-
Other	-	-	-		-
Change in valuation allowance	(35.0)%	(35.0)%	(35.0)%	)	(35.0)%
Effective income tax rate	(2.8)%	(48.5)%	(3.0)%		(47.8)%

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

State income tax amounts for the three months and nine months ended September 30, 2015, reflects a provision for a minimum tax on capital imposed by the state jurisdictions.  State income tax amounts for the three months and nine months ended September 30, 2014, included accrued state interest expense for uncertain tax positions and a provision for a minimum tax on capital imposed by the state jurisdictions.

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

A roll forward of the uncertain tax positions reserve, excluding accrued federal and state interest is as follows:

(in thousands)	September 30, 2015	December 31, 2014
Uncertain tax position reserve excluding accrued interest, at beginning of period	$-	$34,157
Federal uncertain tax position reserve excluding accrued interest	-	(18,429)
State uncertain tax position reserve excluding accrued interest	-	(15,728)
Uncertain tax position reserve excluding accrued interest, at end of period	$-	$-

The interest expense related to the uncertain tax positions is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Federal	$-	$250	$-	$731
State jurisdictions	-	357	-	1,071

Interest expense - taxes	$-	$607	$-	$1,802

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

The federal NOL carryforwards as of September 30, 2015 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
		$32,600,000

AMT Credits available which are not subject to expiration are as follows:

Amount
AMT Credits	$21,500,000

Based on the Company's state tax returns as filed, the Company estimates that it has state NOL carryforwards available to reduce future state taxable income, which would expire if unused, as indicated below.

The state NOL carryforwards as of September 30, 2015,are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	4,700,000
		$10,000,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards and AMT Credits as follows:

	September 30, 2015	December 31, 2014
Net deferred tax asset	$35,100,000	$32,900,000
Valuation allowance	(35,100,000)	(32,900,000)
Net deferred tax asset recognized	$-	$-

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

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2015, through the report issuance date.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at September 30, 2015, aggregated $70,811,000, consisting principally of cash and cash equivalents of $3,739,000, an equity investment in a real estate development property of $64,919,000 and real estate owned, net of $1,740,000.  At September 30, 2015, the Company's liabilities aggregated $715,000.  Total stockholders' equity was $70,096,000.

For the nine months ended September 30, 2015, cash of $2,266,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2015, were satisfied by the Company's financial resources.

For the nine months ended September 30, 2014, cash of $2,489,000 was used by operations, due to the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2014, were principally satisfied by the Company's financial resources, and to a lesser extent, the receipt of investment earnings received on investment securities and cash equivalents.

In July 2015, as further detailed in Part I – Item 1 – Note 5 to the Company's condensed consolidated financial statements, 111 West 57th Partners made a distribution to the Company.  From this distribution $9,868,000 was allocated to Capital LLC as repayment of its capital contribution and $1,831,000 was retained by the Company.

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of September 30, 2015, has not been impaired.

Accounts payable and accrued liabilities as of September 30, 2015, decreased from December 31, 2014, principally as a result of the payment of prior year accruals.

There are no other material commitments for capital expenditures as of September 30, 2015.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2015 vs. the Three Months and Nine Months Ended September 30, 2014

The Company earns non-operating revenue consisting principally of investment earnings on investment securities and cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources.

The Company recorded a net loss of $1,517,000 or $0.04 per share and $3,607,000 or $0.09 per share in the three months and nine months ended September 30, 2015 respectively, compared to a net loss of $1,952,000 or $0.05 per share and $6,004,000 or $0.15 per share in the respective 2014 periods.

Compensation and benefits were $448,000 and $1,481,000 in the three months and nine months ended September 30, 2015, respectively compared to $458,000 and $1,429,000 in the respective 2014 periods.  The increase in the 2015 nine month period is due to an increase in benefit related expenses in the 2015 period versus the same 2014 period. No stock based compensation expense was recorded in the three months and nine months ended September 30, 2015 or September 30, 2014.

Professional and outside services decreased to $54,000 and $206,000 in the three months and nine months ended September 30, 2015, compared to $73,000 and $246,000 in the respective 2014 periods.  The decrease in the 2015 periods as compared to the 2014 periods is principally the result of a higher level of legal and professional fees incurred in 2014 in connection with the IRS's examination of the Company's 2012 federal income tax return which was concluded in December 2014, with no changes to the tax return as filed.

Property operating and maintenance expenses were $26,000 and $96,000 for the three months and nine months ended September 30, 2015, compared to $36,000 and $103,000 in the respective 2014 periods.  The decreased expenses in the three months and nine months ended September 30, 2015, compared to the respective 2014 periods is due to a decrease in the overall level of repairs and maintenance expenses.

Insurance expenses were $41,000 and $114,000 in the three months and nine months ended September 30, 2015, compared to $41,000 and $66,000 in the respective 2014 periods.  The increase in the September 30, 2015 nine month period is generally due to an increase in insurance coverage levels and insurance premium costs.

Other operating expenses were $104,000 and $238,000 in the three months and nine months ended September 30, 2015, compared with $87,000 and $229,000 in the respective 2014 periods.  The increase in the September 30, 2015, three month and nine month periods is due to a general higher level of related expenses.

Interest income in the three months and nine months ended September 30, 2015, decreased to $0 from $2,000 and $10,000 in the respective 2014 periods.  The decreased interest income is principally due to a lower average level of cash and cash equivalents and investments on hand in the 2015 periods compared with the 2014 periods due to the Company's investments in the 111 West 57th Street Property during 2015 and 2014.

Realized gains on sales of investment securities were $0 for the three months and nine months ended September 30, 2015, and $0 and $20,000 for the three months and nine months ended September 30, 2014, respectively.  The gains are the result of the realization of gains on sales of securities held for trading due to market appreciation.

Equity income (loss) - 111 West 57th Partners of $794,000 and $1,331,000 for the three months and nine months ended September 30, 2015, compared to $610,000 and $1,983,000 for the three months the nine months ended September 30, 2014, represents the Company's share of the 111 West 57th Partners' loss for the periods indicated. The losses in the 2015 periods are due to sales and marketing expenses incurred. Beginning January 1, 2015, all tenants had vacated the building and expenses incurred for the building's operations are being capitalized as part of development costs. The equity losses for the three months and nine months ended September 30, 2014, represent expenses incurred for the operations of the building allocable to tenant occupancy and, therefore, not capitalized to development costs in 2014.

The Company recognized income tax provisions of $38,000 and $105,000 for the three months and nine months ended September 30, 2015, respectively, as compared with income tax provisions of $637,000 and $1,942,000 for the three months and nine months ended September 30, 2014, respectively.  The income tax provisions for the 2015 periods are attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  The income tax provisions for the 2014 periods are attributable to a provision for a minimum tax on capital imposed by the state jurisdictions and include a provision for interest expense on uncertain tax provisions as noted below.

In connection with the uncertain tax positions, the Company had accrued federal and state interest expense of $607,000 and $1,802,000 for potential underpayment of taxes for tax year 2012 for the three months and nine months ended September 30, 2014.  The interest expense was included as a component of income tax expense (benefit) in the condensed consolidated statement of operations for the September 30, 2014 periods.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2015.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

a. Not applicable
b. Not applicable
c. Repurchases of Equity Securities

Common Stock Repurchase Plan

The Company's common stock repurchase plan (the "Repurchase Plan") allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during year to date 2015 period.

Item 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

On November 10, 2015, an amendment to the Company's existing Shareholder Rights Plan was executed between the Company and its transfer agent as Rights Agent, to extend the expiration date of the Shareholder Rights Plan to February 10,  2021 from February 10, 2016.

Item 6.	EXHIBITS

4.	Amendment to Shareholder Rights Plan between the Company and American Stock Transfer and Trust Company dated November 10, 2015.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 10, 2015