Form 10-K
period 2015-12-31
AMBASE CORP
filed 2016-03-29
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Yes     No     X   .

At February 28, 2016, there were 40,737,751 shares of registrant's Common Stock outstanding.  At June 30, 2015, the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $2.59 per share was approximately $62 million.  The Common Stock constitutes registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 37.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2015

PART I

ITEM 1.	BUSINESS

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York.  The executive office of the Company is located at One South Ocean Boulevard, Suite 301, Boca Raton, Florida 33432.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  As further discussed in Part II – Item 8 - Note 5 to the Company's consolidated financial statements, the Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company also owns a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities.

The Company had 4 full time and 2 part-time employees at December 31, 2015.

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

The Company has incurred operating losses over the last several years and may not be able to achieve or maintain profitability.

The Company has incurred operating losses over the last several years. In addition, the Company has made significant investments in the 111 West 57th Street Property since 2013. We expect our operating expenses in 2016 will remain relatively close to our most recent levels. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable, or if the Company's current financial resources will be adequate to fund operations over the next several years. Nonetheless the Company will seek to manage its current level of cash and cash equivalents through various sources, including but not limited to reducing operating expenses, possible asset sales and/or long term borrowings.

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

For a discussion of the Company's legal proceedings, see Part II - Item 8 - Note 11 to the Company's consolidated financial statements.

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

	2015		2014
	High	Low	High	Low
First Quarter	$2.30	$1.55	$1.23	$1.14
Second Quarter	2.65	2.09	1.43	1.18
Third Quarter	2.60	2.35	1.45	1.29
Fourth Quarter	2.50	2.20	1.70	1.22

As of February 28, 2016, there were approximately 9,200 beneficial owners of the Company's Common Stock.  No dividends were declared or paid on the Company's Common Stock in 2015 and 2014.  The Company has no current plans to declare or pay dividends in the foreseeable future.

For information concerning the Company's stockholder rights plan, see Part II - Item 8 - Note 7 to the Company's consolidated financial statements.

Common Stock Repurchase Plan

The Company's common stock repurchase plan (the "Repurchase Plan") allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2015.

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

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property, and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  As further discussed in Part II – Item 8 – Note 5 to the Company's consolidated financial statements, the Company owns an equity interest in a real estate development project through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities.

FINANCIAL CONDITION AND LIQUIDITY

The Company's assets at December 31, 2015, aggregated $69,634,000, consisting principally of cash and cash equivalents of $3,303,000, an equity investment in a real estate development property of $64,345,000, and real estate owned, net of $1,728,000.  At December 31, 2015, the Company's liabilities aggregated $556,000.  Total stockholders' equity was $69,078,000.

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level.  However, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its existing cash and cash equivalents will be sufficient to fund operating activities through at least the next twelve months from the financial statement issuance date.  The Company's management expects that operating cash needs in 2016 will be met principally by the Company's current financial resources.  Nonetheless, over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various sources, including but not limited to reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured.

For the year ended December 31, 2015, cash of $2,736,000 was used by operations for the payment of operating expenses.  The cash needs of the Company in 2015 were principally satisfied by the Company's financial resources.  In addition, cash flows provided by investment activities for 2015 include a non-controlling interest contribution of $5,802,000, a return of equity investment received from 111 West 57th Partners LLC of $11,699,000, partially offset by $6,911,000 of additional equity investments in 111 West 57th Partners LLC and a return of non-controlling interest capital contribution of $9,868,000.  For additional information regarding the Company's investment in 111 West 57th Partners LLC, see Part II – Item 8 – Note 5 to the Company's consolidated financial statements.

In July 2015, as further detailed in Part II – Item 8 – Note 5 to the Company's consolidated financial statements, 111 West 57th Partners made a distribution to the Company.  From this distribution $9,868,000 was allocated as a repayment of non-controlling interest capital contribution and $1,831,000 was retained by the Company.

For the year ended December 31, 2014, cash of $3,087,000 was used by operations for the payment of operating expenses.  The cash needs of the Company in 2014 were principally satisfied by the Company's financial resources and, to a lesser extent, the receipt of investment earnings on investment securities and cash equivalents.  In addition, cash flows provided by investment activities for 2014 include a $4,100,000 non-controlling interest contribution offset by $17,010,000 of additional equity investments in 111 West 57th Partners LLC.

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease. Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to the location of the property; current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of December 31, 2015 has not been impaired.  For additional information see Part II – Item 8 – Note 4 to the Company's consolidated financial statements.

Accounts payable and accrued liabilities aggregated $556,000 at December 31, 2015 and $722,000 at December 31, 2014.

There are no material commitments for capital expenditures as of December 31, 2015.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS
The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  The Company's management believes that operating cash needs for the next twelve months will be met principally by the Company's financial resources.

The Company recorded net loss of $4,625,000 or $0.11 per share for the year ended December 31, 2015.

For the year ended December 31, 2014, the Company recorded net income of $14,421,000 or $0.35 per share.  Included in net income for the year ended December 31, 2014, is an income tax benefit of $35,862,000 principally relating to the reversal of the Company's uncertain tax position reserve as a result of the IRS's completion of the Company's 2012 federal income tax return examination with no changes to the tax return as filed and an incentive compensation accrual reversal of $1,843,000 offset by the reversal of the $18,429,000 indemnification asset – federal tax gross-up which was recorded as other expense in the Company's consolidated statement of operations.

Compensation and benefits decreased to $1,658,000 in 2015 from $1,875,000 in 2014.  The decreased amounts in 2015 as compared to 2014 are substantially due to decreased incentive compensation expenses in 2015 versus 2014.  No stock based compensation expense was recorded for the years ended December 31, 2015 and 2014.

For the year ended December 31, 2014, the Company recorded an incentive compensation accrual reversal of $1,843,000 reflected as an expense reversal in the Company's consolidated statement of operations.  This amount could have been payable to Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R.A. Bianco") pursuant to his 2007 Employment Agreement between the Company and Mr. R.A. Bianco, as amended (the "2007 Employment Agreement") related to the tax gross-up indemnification asset.  As a result of the completion by the IRS of the Company's 2012 federal income tax return examination with no changes to the tax return as filed, the $1,843,000 incentive compensation accrual was reversed in December 2014.  Additional amount(s), to be determined, could be payable to Mr. R.A. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the Settlement Amount, if any.

Professional and outside services expenses decreased to $285,000 in 2015 from $316,000 in 2014.  The decrease in 2015 as compared to 2014 is principally the result of a higher level of legal fees and other professional fees incurred in 2014 in connection with the IRS's examination of the Company's 2012 federal income tax return which was concluded in December 2014, with no changes to the tax return as filed.

Property operating and maintenance expenses decreased to $120,000 in 2015 from $134,000 in 2014.  The decrease is primarily due to a general decrease in costs and the lower level of repair and maintenance expenses in 2015 versus 2014.

Insurance expenses increased to $151,000 in 2015, compared with $108,000 in 2014.  The increase is primarily due to an increase in insurance coverage levels and insurance premium costs.

Other operating expenses increased slightly to $318,000 in 2015 compared with $300,000 in 2014 due to a general higher level of expenses in 2015 versus 2014.

Interest income decreased to $0 in 2015 from $10,000 in 2014.  The decreased interest income is principally due to a lower average level of cash and cash equivalents and investments on hand in 2015 compared with the 2014 due to the Company's additional investments in the 111 West 57th Street Property during 2015 and 2014.

Realized gains on sales of investment securities were $0 in 2015 and $20,000 in 2014.  The gains in 2014 were the result of the realization of gains on sales due to market appreciation.

Other expense of $18,429,000 in 2014 relates to the reversal of the indemnification asset - federal tax gross-up which was recorded as a result of the IRS's completion of the Company's 2012 federal income tax return examination with no changes to the tax return as filed.

Equity income (loss) - 111 West 57th Partners of $1,905,000 represents the Company's share of the 111 West 57th Partners' loss for the year ended December 31, 2015.  Equity income (loss) - 111 West 57th Partners of $2,104,000 in 2014 represents the Company's share of the 111 West 57th Partners' loss for the year ended December 31, 2014.  The equity loss for the full year ended December 31, 2015 is due to sales and marketing expenses incurred.  Beginning January 1, 2015, all tenants had vacated the building and expenses incurred for the building's operations are being capitalized as part of development costs.  The equity losses for the year ended December 31, 2014, represent expenses incurred for the operations of the building allocable to tenant occupancy and, therefore, not capitalized to development costs in 2015.

For the year ended December 31, 2015, the Company recorded an aggregate income tax provision of $140,000.  This amount is attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.  For the year ended December 31, 2014, the Company recorded an income tax benefit of $35,862,000.  The 2014 income tax benefit is attributable to a current federal benefit of $19,179,000 and a current state benefit of $16,683,000.  These amounts reflect the reversal of the Company's previously recorded uncertain tax position reserve, plus accrued interest as a result of the IRS's completion of the Company's 2012 federal income tax return examination with no changes to the tax return as filed.  Included in the income tax benefit for the year ended December 31, 2014, is an income tax expense of $183,000, attributable to a provision for a minimum tax on capital imposed by the state tax jurisdictions.  A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 – Note 10 to the Company's consolidated financial statements.

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

Income Tax Audits:  The Company's federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss ("NOL") carryforwards currently available.  In connection with the Internal Revenue Service ("IRS") examination of the Company's 2012 federal income tax return, the IRS accepted the Company's federal NOL loss carryforward deductions from 1997 through 2006 which were utilized as part of the Company's 2012 federal income tax return to reduce the Company's 2012 federal taxable income.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2012.

Deferred Tax Assets:  As of December 31, 2015 and 2014, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods. A valuation allowance has been established for the entire net deferred tax asset as management, at the current time, has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 10 to the Company's consolidated financial statements.

New Accounting Pronouncements: There are no new accounting pronouncements that would likely materially affect the Company's financial statements for the periods reported herein.

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

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  Our audits also include the financial statement schedule as of December 31, 2015 and 2014, and for the years then ended listed in the index at item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmBase Corporation and subsidiaries, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Marcum LLP
Marcum LLP
Hartford, CT
March 29, 2016

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014
Operating expenses:
Compensation and benefits	$1,658	$1,875
Incentive compensation accrual reversal	-	(1,843)
Professional and outside services	285	316
Property operating and maintenance	120	134
Depreciation	48	48
Insurance	151	108
Other operating	318	300
Total operating expenses	2,580	938
Operating income (loss)	(2,580)	(938)

Interest income	-	10
Realized gains (losses) on sales of investment securities	-	20
Other expense - federal tax gross-up – indemnification asset reversal	-	(18,429)
Equity income (loss) – 111 West 57th Partners LLC	(1,905)	(2,104)
Income (loss) before income taxes	(4,485)	(21,441)

Income tax expense (benefit)	140	(35,862)
Net income (loss)	(4,625)	14,421
Less: Net income (loss) attributable to non-controlling interest	(34)	-
Net income (loss) attributable to controlling interest	$(4,591)	$14,421

Net income (loss) per common share - basic	$(0.11)	$0.35

Net income (loss) per common share - assuming dilution	$(0.11)	$0.35

Weighted average common shares outstanding - basic	40,738	40,792
Weighted average common shares outstanding - assuming dilution	40,738	40,792

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2015	December 31, 2014
Cash and cash equivalents	$3,303	$5,299
Investments securities - held to maturity	-	-
Investments securities - trading carried at fair value	-	-
Total investment securities	-	-
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	726	678

Real estate owned, net	1,728	1,776

Indemnification asset - federal tax gross-up	-	-
Investment in 111 West 57th Partners LLC	64,345	71,038
Other assets	258	378
Total assets	$69,634	$78,491

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$556	$722
Other liabilities	-	-

Total liabilities	556	722

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 40,738 outstanding in 2015 and 40,738 outstanding in 2014)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(474,522)	(469,931)
Treasury stock, at cost – 2015 - 5,672 shares; 2014 - 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	69,078	73,669
Non-controlling interest	-	4,100
Total stockholders' equity including non-controlling interest	69,078	77,769
Total liabilities and stockholders' equity	$69,634	$78,491

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2013 and 2012

($ in thousands, except per share data)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Non-controlling interest	Total
December 31, 2013	$464	$548,304	$(484,352)	$(4,643)	$-	$59,773

Net income (loss)	-	-	14,421	-	-	14,421
Equity contribution by non-controlling interest	-	-	-	-	4,100	4,100
Common stock repurchased for treasury	-	-	-	(525)	-	(525)
December 31, 2014	464	548,304	(469,931)	(5,168)	4,100	77,769

Net income (loss)	-	-	(4,591)	-	(34)	(4,625)
Equity contribution by non-controlling interest	-	-	-	-	5,802	5,802
Retrun of non-controlling interest contribution	-	-	-	-	(9,868)	(9,868)
Common stock repurchased for treasury	-	-	-	-	-	-
December 31, 2015	$464	$548,304	$(474,522)	$(5,168)	$-	$69,078

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014

Cash flows from operating activities:
Net income (loss)	$(4,625)	$14,421
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	48	48
Realized gains (losses) on sales of investment securities	-	(20)
Provision for uncertain tax position reserve	-	(36,045)
Equity (income) loss – 111 West 57th Partners LLC	1,905	2,104
Changes in operating assets and liabilities:
Accrued interest receivable investment securities	-	-
Indemnification asset - federal tax gross-up	-	18,429
Other assets	102	(201)
Accounts payable and accrued liabilities	(166)	(1,823)
Other liabilities	-	-
Net cash provided (used) by operating activities	(2,736)	(3,087)

Cash flows from investing activities:
Maturities of investment securities - held to maturity	-	27,793
Purchases of investment securities - held to maturity	-	(12,995)
Sales of investment securities - trading	-	956
Purchases of investment securities - trading	-	(936)
Equity investment – 111 West 57th Partners LLC	(6,911)	(17,010)
Return of equity investment - 111 Wset 57th Partners LLC	11,699	-
Non-controlling interest contribution	5,802	4,100
Return of non-controlling interest contribution	(9,868)	-
Proceeds from (investment in) real estate limited partnership	18	63
Net cash provided (used) by investing activities	740	1,971

Cash flows from financing activities:
Common stock repurchased for treasury	-	(525)
Net cash provided (used) by financing activities	-	(525)

Net change in cash and cash equivalents	(1,996)	(1,641)
Cash and cash equivalents at beginning of year	5,299	6,940

Cash and cash equivalents at end of year	$3,303	$5,299
Supplemental cash flow disclosure:
Income taxes paid	$112	$362

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 - Organization

AmBase Corporation ("AmBase" or the "Company") is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York and owns a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  As further discussed in Note 5, the Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company continues to evaluate a number of possible acquisitions and is engaged in the management of its assets and liabilities.

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level.  However, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its existing cash and cash equivalents will be sufficient to fund operating activities through at least the next twelve months from the financial statement isssuance date.  The Company's management expects that operating cash needs in 2016 will be met principally by the Company's current financial resources.  Nonetheless, over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various sources, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured.

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

Non-controlling interests

Non-controlling interests as presented in the Company's consolidated financial statements represents the minority ownership's investment in 111 West 57th Investment LLC, a Delaware limited liability company ("Investment LLC").  For additional information see Note 5.

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

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future.  For additional information including a discussion of income tax matters see Note 10.

Earnings per share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised.  There were no stock options outstanding at December 31, 2015 and December 31, 2014.

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

New Accounting Pronouncements

There are no new accounting pronouncements that could materially affect the Company's consolidated financial statements.

Note 3 - Investment Securities

Investment securities - held to maturity consist of the following:

	December 31, 2015			December 31, 2014
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Held to Maturity:
U.S. Treasury Bills	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

Investment securities – trading consist of the following:

	December 31, 2015			December 31, 2014
(in thousands)	Carrying Value	Cost or Amortized Cost	Fair Value	Carrying Value	Cost or Amortized Cost	Fair Value
Trading:
Equity Securities	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-

The gross unrealized gains (losses) on investment securities - held to maturity consist of the following:

(in thousands)
Held to Maturity:	December 31, 2015	December 31, 2014
Gross unrealized gains (losses)	$-	$-

Realized gains (losses) on the sales of investment securities – trading are as follows:

(in thousands)
	Year Ended December 31, 2015	December 31, 2014
Net sale proceeds	$-	$956
Cost basis	-	936
Realized gains (losses)	$-	$20

Note 4 – Real Estate Owned

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  A portion of the building is utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease. Depreciation expense for the building is calculated on a straight-line basis.
.

Information relating to the Company's real estate owned in Greenwich, Connecticut is as follows:

December 31, 2015
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

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of December 31, 2015, has not been impaired and, therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

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

Amounts relating to the Company's initial investment and other information relating to the 111 West 57th Property is as follows:
($ in thousands)
Company's aggregate initial investment	$57,250
Company's aggregate initial membership interest %	60.3%
Other members and Sponsor initial investment	$37,750
Approximate gross square feet of project	346,000

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

Information relating to the July 2015 Distribution is as follows:

(in thousands)
Distribution attributable to Company's investment	$11,699
Distribution retained by the Company, net of amounts repaid to Capital LLC	$1,831

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

Additionally, the JV Agreement provides that (i) Mr. Richard A. Bianco (the Company's current Chairman, President and Chief Executive Officer) ("Mr. R. A. Bianco"), his immediate family, and/or any limited liability company wholly-owned thereby, and/or a trust in which Mr. R. A. Bianco and/or his immediate family is the beneficiary, shall at all times own, in the aggregate, not less than 20 % of the outstanding shares of AmBase; and (ii) Mr. R. A. Bianco shall remain the Chairman of the Board of Directors of AmBase for the duration of the JV Agreement.

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the "Amended and Restated Investment Operating Agreement") to grant a 10 % subordinated participation interest in Investment LLC to Mr. R. A. Bianco as contingent future incentive for Mr. R. A. Bianco's past, current and anticipated ongoing role to develop and commercialize the Company's equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150 % of the Company's initial aggregate investment in Investment LLC and the Joint Venture, plus any additional investments by the Company, and only with respect to any distributions thereafter. At the current time the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount or range of amounts can be reasonably estimated or assured.

During 2014, in connection with the funding of additional capital calls under the JV Agreement for required borrowing and development costs for the 111 West 57th Property, the Company's management and its Board of Directors concluded that, given the continuing development risks of the 111 West 57th Property and the Company's financial position, the Company should not at that time increase its already significant concentration and risk exposure to the 111 West 57th Property.  Nonetheless, the Company sought to limit dilution of its interest in the Joint Venture resulting from any failure to fund the capital call requirements, but at the same time wished to avoid the time, expense and financial return requirements (with attendant dilution and possible loss of voting rights) that obtaining a replacement third-party investor would require. The Company therefore entered into a second amended and restated operating agreement for Investment LLC ("Second Amended and Restated Investment Operating Agreement") pursuant to which Capital LLC was admitted as a member of Investment LLC. In exchange for Capital LLC contributing toward Investment LLC capital calls in respect of the 111 West 57th Property,available cash of Investment LLC will be distributed first to Capital LLC until it has received a 20% internal rate of return (calculated as provided for in the JV Agreement), second to the Company until it has received 150% of its capital, and; thereafter, available cash is split 10/90 with 10% going to Mr. R.A. Bianco as the subordinated participation interest noted above and 90% going to Capital LLC and the Company pari-passu, with Capital LLC receiving one-half of its pro-rata share based on capital contributed and the Company receiving the balance. No other material changes were made to the Amended and Restated Investment Operating Agreement, and neither Mr. Bianco nor Capital LLC has any voting rights with respect to their interest and investment in Investment LLC.

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

The Company made additional capital contributions to the Joint Venture as indicated below:

(in thousands)	Year Ended December 31, 2015
Capital contributions	$6,911

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

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations.  As of December 31, 2015, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the periods ended December 31, 2015 or December 31, 2014.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	December 31, 2015	December 31, 2014
Real estate held for development, net	$440,370	$326,387
Escrow deposits	9,400	26,011
Other assets	26,827	16,370
Total assets	$476,597	$368,768
Liabilities:
Loans payable	$340,693	$230,000
Other liabilities	14,447	8,319
Total liabilities	355,140	238,319
Equity:
Total members' equity	121,457	130,449
Total liabilities and members' equity	$476,597	$368,768

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
Rental income	$-	$1,039
Expenses	3,158	4,526
Net income (loss)	$(3,158)	$(3,487)

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

 The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
Company matching contributions	$30	$29
Employer match %	33%	33%

Note 7 - Stockholders' Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2015	December 31, 2014
Par value	$0.01	$0.01
Authorized shares	200,000	200,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2015	December 31, 2014
Par value	$0.01	$0.01
Authorized shares	50,000	50,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
Common stock outstanding at beginning of period	40,738	41,176
Common stock repurchased for treasury	-	(438)
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
Treasury stock held at beginning of period	5,672	5,234
Common stock repurchased for treasury	-	438
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

Common Stock Repurchase Plan

The Company's common stock repurchase plan (the "Repurchase Plan") allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock.  Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  Pursuant to the Repurchase Plan, the Company has repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions.

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2015
Common shares repurchased to treasury	-
Aggregate cost of shares repurchased	$-

(in thousands)	December 31, 2015
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased	6,226
Total number of shares that may still be repurchased	3,774

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan as further described in Note 9 herein, and other non-related employee benefit plans is as follows:

(in thousands)	December 31, 2015
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

Stockholder Rights Plan

On January 29, 1986, the Company's Board of Directors declared a dividend distribution of one right for each outstanding share of Common Stock of the Company. The rights, as amended, which entitle the holder to purchase from the Company a common share at a price of $75.00, are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company's outstanding common shares or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the common shares. The rights are redeemable by the Company at $0.05 per right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company's shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the Stockholder Rights Plan). ). In the event the rights become exercisable and thereafter, the Company is acquired in a merger or other business combination, or in certain other circumstances, each right will entitle the holder to purchase from the surviving corporation, for the exercise price, Common Stock having a market value of twice the exercise price of the right. The rights are subject to adjustment to prevent dilution and expire on February 10, 2021.

Note 8 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities is as follows:

(in thousands, except per share data)
	Year Ended December 31, 2015	Year Ended December 31, 2014
Net income (loss)	$(4,625)	$14,421
Weighted average common shares outstanding	40,738	40,792

Assumed dilutive effect of stock option exercise(s)	-	-
Weighted average common shares outstanding assuming dilution	40,738	40,792
Net income (loss) per common share - basic	$(0.11)	$0.35
Net income (loss) per common share - assuming dilution	$(0.11)	$0.35

Options to purchase shares of common stock which were excluded from the computation of diluted earnings per share due to the effect of being antidilutive in the computation of earnings per share were as follows:

(in thousands)	December 31, 2015	December 31, 2014
Option shares	-	-

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item.   If the Committee determines within the time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to Participants shall be pursuant to percentages of the Annual Bonus Pool as set forth in the 1994 Plan to the Company's Chief Executive Officer, and a percentage of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee.  The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No bonuses were paid attributable to the 1994 Plan for 2015 and 2014.

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

Incentive plan activity is summarized as follows:

(shares in thousands)	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at December 31, 2013	-	$-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2014	-	-
Exercised	-	-
Expired	-	-

Outstanding at December 31, 2015	-

Options exercisable at:
December 31, 2015	-	$-
December 31, 2014	-	$-

Information relating to the 1993 Plan is as follows:
(in thousands)	December 31, 2015	December 31, 2014
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year ended	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	-
Common shares reserved for issuance	4,320
Shares available for future stock option grants	4,320
Intrinsic value of options outstanding	$-
Intrinsic value of options exercisable	$-

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

Compensation expense relating to stock options would be recorded in the Consolidated Statement of Operations, with a corresponding increase to additional paid in capital in the Consolidated Statements of Changes in Stockholders' Equity.  There were no stock option grants in 2015 and 2014.

Note 10 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014
Federal - current	$-	$(19,179)
State - current	140	(16,683)
Total current	140	(35,862)
Federal - deferred	(1,365)	(10,200)
State - deferred	(205)	(324)
Change in valuation allowance	1,570	10,524
Total deferred	-	-
Income tax expense (benefit)	$140	$(35,862)

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2015	Year Ended December 31, 2014

Income (loss) before income taxes	$(4,485)	$(21,441)
Tax expense (benefit) :
Tax at statutory federal rate	$(1,570)	$(7,504)
State income taxes	140	183
Federal uncertain tax position reversal	–	(19,179)
State uncertain tax position reversal	–	(16,866)
Permanent items	–	(3,020)
Other	-	-
Change in valuation allowance	1,570	10,524
Income tax expense (benefit)	$140	$(35,862)

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Tax at statutory federal rate	35.0%	35.0%
State income taxes	(3.1)	(0.9)
Federal uncertain tax position reversal	-	89.5
State uncertain tax position reversal	-	78.7
Permanent difference, tax credits and other adjustments	-	14.1
Other	-	-
Change in valuation allowance	(35.0)	(49.1)
Effective income tax rate	(3.1)%	167.3)%

The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  The Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2012.  Interest and/or penalties related to underpayments of income taxes, or if applicable on uncertain tax positions, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for penalties.

State income tax amounts for the year ended December 31, 2015 reflects a provision for a minimum tax on capital imposed by the state jurisdictions.

For the year ended December 31, 2014, the Company recorded an income tax benefit attributable to a current federal benefit and a current state benefit which reflected the reversal of the Company's previously recorded uncertain tax position reserve, plus accrued interest as a result of the IRS's completion of the Company's 2012 federal income tax return examination with no changes to the tax return as filed.  Included in the income tax benefit for the year ended December 31, 2014, is an income tax expense attributable to a provision for a minimum tax on capital imposed by the state jurisdictions.

Pursuant to the accounting principles with regard to recognition of uncertain tax positions, (ASC 740-10, Accounting for Income Taxes), the Company had been required to record an uncertain tax position liability to reflect the net tax effect plus accrued interest for potential tax audit adjustments with regard to the Company's 2012 federal income tax return as filed.  The Company had recorded an indemnification asset – federal tax gross-up to reflect the net amount (excluding accrued interest) of the federal uncertain tax position reserve recognized.  A portion of the uncertain tax position reserve was attributable to certain state taxes on the Settlement Amount which were not reimbursable to the Company as part of the Settlement Agreement.  In December 2014, the IRS completed their review of the examination of the Company's 2012 federal income tax return with no change to the tax return as filed.  As a result, the Company, in December 2014, recorded a reversal of the indemnification asset – federal tax gross-up and the reversal of the uncertain tax position reserve, as noted in the tables herein.  The Company believes that if any additional federal tax had been owed as a result of any adjustments, these potential amounts would be reimbursable to the Company pursuant to the tax gross-up provision of the Settlement Agreement

A roll forward of the uncertain tax positions reserve, excluding accrued federal and state interest is as follows:

(in thousands)	December 31, 2015	December 31, 2014
Uncertain tax position reserve excluding accrued interest, at beginning of period	$-	$34,157
Federal uncertain tax position reserve excluding accrued interest	-	(18,429)
State uncertain tax position reserve excluding accrued interest	-	(15,728)
Uncertain tax position reserve excluding accrued interest, at end of period	$-	$-

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. Based on the Company's federal tax returns as filed and to be filed, the Company estimates it has federal NOL carryforwards and federal alternative minimum tax credit carryforwards ("AMT Credits") available to reduce future federal taxable income which would expire if unused, as indicated below.

The federal NOL carryforwards as of December 31, 2015 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
2015	2035	2,700,000
		$35,300,000

In addition, the Company has alternate minimum tax credit carryforwards ("AMT Credits"), which are not subject to expiration, as follows:

Amount
AMT Credits	$21,000,000

Based on the Company's state tax returns filed or to be filed, the Company estimates it has state NOL carryforwards to reduce future state taxable income, which would expire if unused.
The state NOL carryforwards as of December 31, 2015 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	4,700,000
2015	2035	2,600,000
		$12,600,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows.

	December 31, 2015	December 31, 2014
Net deferred tax asset	$34,500,000	$32,900,000
Valuation allowance	(34,500,000)	(32,900,000)
Net deferred tax asset recognized	$-	$-

A valuation allowance has been established for the entire net deferred tax asset, as management, at the current time, has no basis to conclude that realization is more likely than not.  At the current time management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

Note 11 - Legal Proceedings

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

Note 13 – Commitments and Contingencies

Future minimum rental payments for office space under non-cancellable operating leases for the Company's executive office in Boca Raton, Florida as of December 31, 2015, were as follows (in thousands):

Year	Amount
2016	$13
2017	13
2018	14
2019	3
2020	-
Thereafter	-
$43

Rent expense for the period was as follows:

($ in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Rent expense	$12	$9
Approximate square feet of leased office space	1,085	1,085

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2015, the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.

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

Information concerning executive officers required by this item is set forth following Item 3 of Part I of this report under the caption "Executive Officers of the Registrant", pursuant to General Instruction G to Form 10-K. For the information required to be set forth by the Company in response to this item concerning directors of the Company, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2016, under the captions "Proposal No. 1 - Election of Directors" and  "Information Concerning the Board and its Committees", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2015 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2016, under the captions "Executive Compensation," "Employment Contracts," and "Compensation of Directors" which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2015 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2015 as follows:

	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance

Equity Compensation - plans approved by stockholders
	-	$-	4,320,000
Equity Compensation - plan not approved by stockholders
	-	-	110,000
Total	-	$-	4,430,000

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

For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2016, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2015 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2016, under the captions "Proposal No. 1 - Election of Directors" and "Information Concerning the Board and its Committees," which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2015 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading "Proposal 2 - Independent Registered Public Accounting Firm" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2016, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2015 fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report:
1. Index to Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	12
Consolidated Statements of Operations	13
Consolidated Balance Sheets	14
Consolidated Statements of Changes in Stockholders' Equity	15
Consolidated Statements of Cash Flows	16
Notes to Consolidated Financial Statements	17
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
4.
Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. (as amended March 24, 1989, November 20, 1990, February 12, 1991, October 15, 1993, February 1, 1996, November 1, 2000, November 9, 2005, November 10, 2010, and November 10, 2015), (incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993, the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, and the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, respectively).

10.1.
1993 Stock Incentive Plan as amended (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 16,2008 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, respectively).

10.2.	1994 Senior Management Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 27, 1994).
10.3.	AmBase Officers and Key Employees Stock Purchase and Loan Plan (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).
10.4.
Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, for employment from June 1, 2007 through May 31, 2012, (incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended December 31, 2005), and as amended January 1, 2008, (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 2007) as amended as of January 1, 2012, (incorporated by reference to Exhibit 10D to the Company's Annual Report on Form 10-K for the year ended December 31, 2011), and as amended as of June 17, 2013, (incorporated by reference to the Company's Current Report on Form 8-K filed on June 21, 2013 and to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

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

10.8
Second Amended and Restated Limited Liability Company Agreement of 111 West 57th Investment, LLC dated December 19, 2014 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

14.	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
21.	Subsidiaries of the Registrant.
23.	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.
99.1	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on October 22, 2012 and incorporated by reference herein).
99.2
United States Court of Federal Claims Opinion and Order dated August 6, 2013 regarding tax gross-up, initially filed under seal reissued for publication August 16, 2013 (originally filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on August 20, 2013 and incorporated by reference herein).

101.1
The following financial statements from AmBase Corporation's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

Exhibits, except as otherwise indicated above, are filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 29, 2016	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 29, 2016

/s/ALESSANDRA F. BIANCO Director Date: March 29, 2016	/s/THEODORE T. HORTON, JR. Director Date: March 29, 2016

/s/KENNETH M. SCHMIDT Director Date: March 29, 2016

AMBASE CORPORATION AND SUBSIDIARIES
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Office Building:
Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454

Total	$-	$554	$1,880	$20	$554	$1,900	$2,454

[Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Office Building:
Greenwich, CT	$726	1970	April, 2001	39 years

Total	$726

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Balance at beginning of year	$2,454	$2,454
Improvements	-	-
Acquisitions	-	-
Disposition	-	-
Balance at end of year	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$678	$630
Depreciation expense	48	48
Dispositions	-	-
Balance at end of year	$726	$678

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Alessandra F. Bianco Senior Officer BARC Investments, LLC	Theodore T. Horton, Jr. Private Investor	Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2016 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 2, 2016, at:

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2016, there were approximately 9,200 stockholders.