Form 10-Q
period 2016-03-31
AMBASE CORP
filed 2016-05-12
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

At April 30, 2016, there were 40,737,751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2016	2015
Operating expenses:
Compensation and benefits	$474	$590
Professional and outside services	109	61
Property operating and maintenance	33	42
Depreciation	12	12
Insurance	36	36
Other operating	53	63
Total operating expenses	717	804
Operating income (loss)	(717)	(804)

Interest income	-	-
Equity income (loss) 111 West 57th Partners LLC	(392)	(252)
Income (loss) before income taxes	(1,109)	(1,056)

Income tax expense (benefit)	35	30
Net income (loss)	(1,144)	(1,086)
Less: net income (loss) attributable to non-controlling interest	-	(14)
Net income (loss) attributable to controlling interest	$(1,144)	$(1,072)

Net income (loss) per common share - basic	$(0.03)	$(0.03)
Net income (loss) per common share - assuming dilution	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic	40,738	40,738
Weighted average common shares outstanding - assuming dilution	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	March 31, 2016	December 31, 2015
Cash and cash equivalents	$2,388	$3,303
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	738	726

Real estate owned, net	1,716	1,728

Investment in 111 West 57th Partners LLC	63,953	64,345
Other assets	238	258
Total assets	68,295	69,634

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	361	556
Other liabilities	-	-

Total liabilities	361	556

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized, 46,410 issued and 40,738 outstanding in 2016 and 40,738 outstanding in 2015)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(475,666)	(474,522)
Treasury stock, at cost – 2016 - 5,672 shares; 2015 – 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	67,934	69,078

Total liabilities and stockholders' equity	$68,295	$69,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015

Cash flows from operating activities:
Net income (loss)	$(1,144)	$(1,086)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	12	12
Equity (income) loss - 111 West 57th Partners LLC	392	252
Changes in operating assets and liabilities:
Other assets	20	28
Accounts payable and accrued liabilities	(195)	(440)
Other liabilities	-	-
Net cash provided (used) by operating activities	(915)	(1,234)

Cash flows from investing activities:
Equity investment - 111 West 57th Partners LLC	-	(696)
Proceeds from (investment in) real estate limited partnership	-	-
Net cash provided (used) by investing activities	-	(696)

Net change in cash and cash equivalents	(915)	(1,930)
Cash and cash equivalents at beginning of period	3,303	5,299
Cash and cash equivalents at end of period	$2,388	$3,369
Supplemental cash flow disclosure:
Income taxes paid	$17	$83

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries ("AmBase" or the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2015.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned.  The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  As further discussed in Note 4, the Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company is engaged in the management of its assets and liabilities.

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its existing cash and cash equivalents will be sufficient to fund operating activities through at least the next twelve months from the financial statement issuance date.  The Company's management expects that operating cash needs in 2016 will be met principally by the Company's current financial resources.  Nonetheless, over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide a secured working capital line of credit of up to one million dollars to the Company on an as needed basis, if necessary, subject to customary and market terms and conditions to be agreed upon at such time.  A copy of such agreement is filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ending March 31, 2016.

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's condensed consolidated financial statements.

Note 3 – Real Estate Owned

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

March 31, 2016
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

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable. Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of March 31, 2016, has not been impaired and, therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

Note 4 – Investment in 111 West 57th Partners LLC

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

The Company made additional capital contributions to the Joint Venture as indicated below:

(in housands)	Three Months Ended March 31, 2016
Capital contributions	$-

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

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages and equitable relief including a declaration of the parties' rights, an accounting, and a constructive trust over distributions. For additional information, see Note 9 – Legal Proceedings.

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations As of March 31, 2016, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the periods ended March 31, 2016 or December 31, 2015.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	March 31, 2016	December 31, 2015
Real estate held for development, net	$468,219	$440,370
Escrow deposits	9,400	9,400
Other assets	22,708	26,827
Total assets	$500,327	$476,597
Liabilities:
Loans payable	$365,180	$340,693
Other liabilities	14,340	14,447
Total liabilities	379,520	355,140
Equity:
Total members' equity	120,807	121,457
Total liabilities and members' equity	$500,327	$476,597

	Three Months Ended March 31,
	2016	2015
Rental income	$–	$–
Expenses	650	417
Net income (loss)	$(650)	$(417)

Note 5 – Savings Plan

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended March 31,
	2016	2015
Company matching contributions	$30	$30
Employer match %	33%	33%

Note 6 – Common Stock Repurchase Plan

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Three Months Ended March 31, 2016
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	March 31, 2016
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

Note 7 – Incentive Plans

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares") through May 28, 2018.  A pre-determined number of shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, and awards of Restricted Stock and Performance Shares); however, only a portion of such shares are available for the issuance of Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair value of the Company's Common Stock on the date of grant of that Option. The term of any NQSO, ISO or related SAR cannot exceed terms under federal tax law and/or as prescribed in the 1993 Plan. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable pursuant to a vesting period prescribed at the time of grant.  In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. There were no stock option grants during the three months ended March 31, 2016 and 2015. No stock options were outstanding at March 31, 2016 or December 31, 2015.

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	March 31, 2016
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

Note 8 – Income Taxes

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended March 31,
	2016	2015
Federal – current	$-	$-
State – current	35	30
Total current	35	30

Federal – deferred	-	-
State – deferred	-	-
Total deferred	-	-

Income tax expense (benefit)	$35	$30

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended March 31,
	2016	2015
Tax at statutory federal rate	35.0%	35.0%
State income taxes	(3.0)	(2.8)
Permanent differences, tax credits and other adjustments	–	–
Other	–	–
Change in valuation allowance	(35.0)	(35.0)
Effective income tax rate	(3.0)%	(2.8)%

The Company has not been notified of any potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2012.  Interest and/or penalties related to underpayments of income taxes, or on uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for penalties.

State income tax amounts for the three months ended March 31, 2016, and three months ended March 31, 2015 reflects a provision for a tax on capital imposed by the state jurisdictions.

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

The state NOL carryforwards as of December 31, 2015,are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	4,700,000
2015	2035	2,600,000
		$12,600,000

The Company has calculated a net deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	March 31, 2016	December 31, 2015
Deferred tax asset	$35,600,000	$34,500,000
Valuation allowance	(35,600,000)	(34,500,000)
Net deferred tax asset recognized	$-	$-

A valuation allowance has been established for the entire deferred tax asset, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

Note 9 – Legal Proceedings

From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  At the current time, the Company is unaware of any legal proceedings pending against the Company.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

The Company is a party to a lawsuit as follows:

AmBase v. 111 West 57th Sponsor LLC, et al. In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, against defendants 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, KM Equity LLC, Kevin Maloney, Matthew Phillips, Michael Stern, and Ned White (collectively, "Defendants") and nominal defendant 111 West 57th Investment LLC. AmBase alleges in this action that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, to develop the 111 West 57th Street Property and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. AmBase is seeking compensatory damages, as well as punitive damages and equitable relief including a declaration of the parties' rights, an accounting, and a constructive trust over distributions received by the Defendants. The complaint in this action has been filed; discovery has not yet been conducted.

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2016, through the report issuance date.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

This quarterly report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) risks with regard to whether or not the Company's current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date; (viii) changes in the rate of inflation and the related impact on the securities markets; (ix) changes in federal and state tax laws; (x) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; and (xi) risks arising from unfavorable decisions in tax, legal and/or other proceedings.  These are not the only risks that we face.  There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and/or financial position.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

BUSINESS OVERVIEW

AmBase Corporation (the "Company") is a holding company which has an equity investment in a real estate development property in New York, New York and owns a commercial office building in Greenwich, Connecticut.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned. The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  As further discussed in Part I – Item 1 - Note 4 to the Company's condensed consolidated financial statements, the Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company is engaged in the management of its assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at March 31, 2016, aggregated $68,295,000, consisting principally of cash and cash equivalents of $2,388,000, an equity investment in a real estate development property of $63,953,000 and real estate owned, net of $1,716,000.  At March 31, 2016, the Company's liabilities aggregated $361,000.  Total stockholders' equity was $67,934,000.

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level, however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its existing cash and cash equivalents will be sufficient to fund operating activities through at least the next twelve months from the financial statement issuance date.  The Company's management expects that operating cash needs in 2016 will be met principally by the Company's current financial resources.  Nonetheless, over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide a secured working capital line of credit of up to one million dollars to the Company on an as needed basis, if necessary, subject to customary and market terms and conditions to be agreed upon at such time.  A copy of such agreement is filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ending March 31, 2016.

For the three months ended March 31, 2016, cash of $915,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2016, were satisfied by the Company's financial resources.

For the three months ended March 31, 2015, cash of $1,234,000 was used by operations, for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2015, were principally satisfied by the Company's financial resources.

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages and equitable relief, including a declaration of the parties' rights, an accounting, and a constructive trust over distributions. For additional information, see Part I – Item 1 – Note 9 to the Company's condensed consolidated financial statements.

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of March 31, 2016, has not been impaired.

Accounts payable and accrued liabilities as of March 31, 2016, decreased from December 31, 2015, principally as a result of the payment of prior year accruals.

There are no other material commitments for capital expenditures as of March 31, 2016.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2016 vs. the Three Months Ended March 31, 2015

The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  The Company's management believes that its operating cash needs for the next twelve months will be met principally by the Company's financial resources.

The Company recorded a net loss of $1,144,000 or $0.03 per share in the three months ended March 31, 2016, compared to a net loss of $1,086,000, or $0.03 per share in the respective 2015 period.

Compensation and benefits decreased to $474,000 in the three months ended March 31, 2016, compared to $590,000 in the respective 2015 period.  The decrease in the 2016 three month period is due to a decrease in incentive compensation accruals in the 2016 period versus the comparable 2015 period.  No stock based compensation expense was recorded in the three months ended March 31, 2016 or March 31, 2015.

Professional and outside services increased to $109,000 in the three months ended March 31, 2016, compared to $61,000 in the respective 2015 period.  The increase in the 2016 period as compared to the 2015 period is principally the result of a higher level of legal and professional fees incurred in 2016 in connection with the general corporate legal work.

Property operating and maintenance expenses were $33,000 for the three months ended March 31, 2016, compared to $42,000 in the respective 2015 period.  The decreased expenses in the three months ended March 31, 2016 compared to the respective 2015 period is due to a decrease in the overall level of repairs and maintenance expenses.

Insurance expenses remained unchanged in the three months ended March 31, 2016, compared to the respective 2015 period.

Other operating expenses decreased to $53,000 in the three months ended March 31, 2016, compared with $63,000 in the respective 2015 period, due to a general lower level of related expenses.

Equity income (loss) - 111 West 57th Partners of $392,000 for the three months ended March 31, 2016, and $252,000 for the three months ended March 31, 2015 represents the Company's share of the 111 West 57th Partners' loss.  The equity loss in the 2016 and 2015 periods is due to sales and marketing expenses incurred. Beginning January 1, 2015, all tenants had vacated the building and expenses incurred for the building's operations are being capitalized as part of development costs.

The Company recognized an income tax provision of $35,000 for the three months ended March 31, 2016, as compared with an income tax provision of $30,000 for the three months ended March 31, 2015.  The income tax provisions for the 2016 period and 2015 period are attributable to a provision for a tax on capital imposed by the state jurisdictions.

Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part I - Item 1 – Note 8 to the Company's condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2016.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of the Company's legal proceedings, see Part I - Item 1- Note 9 – Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable
b. Not applicable
c. Repurchases of Equity Securities

Common Stock Repurchase Plan

The Company's common stock repurchase plan (the "Repurchase Plan") allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during year to date 2016 period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide a secured working capital line of credit of up to one million dollars to the Company on an as needed basis, if necessary, subject to customary and market terms and conditions to be agreed upon at such time.  A copy of such agreement is filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ending March 31, 2016, in lieu of under Items 1.01 and 9.01 of Form 8-K.

Item 6.	EXHIBITS

10.1
Agreement between Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") and the Company for Mr. R. A. Bianco to provide a secured working capital line of credit to the Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.1
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 12, 2016