Form 10-Q
period 2016-06-30
AMBASE CORP
filed 2016-08-11
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

At July 31, 2016, there were 40,737,751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Compensation and benefits	$356	$443	$830	$1,033
Professional and outside services	193	91	302	152
Property operating and maintenance	29	28	62	70
Depreciation	12	12	24	24
Insurance	45	37	81	73
Other operating	41	71	94	134
Total operating expenses	676	682	1,393	1,486
Operating income (loss)	(676)	(682)	(1,393)	(1,486)

Interest income	-	-	-	-
Other income	-	-	-	-
Equity income (loss) – 111 West 57th Partners LLC	(108)	(285)	(500)	(537)
Income (loss) before income taxes	(784)	(967)	(1,893)	(2,023)

Income tax expense (benefit)	35	37	70	67
Net income (loss)	(819)	(1,004)	(1,963)	(2,090)
Less: net income (loss) attributable to non-controlling interest	-	(20)	-	(34)
Net income (loss) attributable to controlling interest	$(819)	$(984)	$(1,963)	$(2,056)

Net income (loss) per common share - basic	$(0.02)	$(0.03)	$(0.05)	$(0.05)
Net income (loss) per common share - assuming dilution	$(0.02)	$(0.03)	$(0.05)	$(0.05)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738
Weighted average common shares outstanding - assuming dilution	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2016	December 31, 2015
Cash and cash equivalents	$1,673	$3,303
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	750	726

Real estate owned, net	1,704	1,728

Investment in 111 West 57th Partners LLC	63,845	64,345
Other assets	335	258
Total assets	$67,557	$69,634

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$442	$556
Other liabilities	-	-

Total liabilities	442	556

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock ($0.01 par value, 200,000 authorized in 2016, and 200,000 authorized in 2015, 46,410 issued and 40,738 outstanding in 2016 and 40,738 outstanding in 2015)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(476,485)	(474,522)
Treasury stock, at cost – 2016 - 5,672 shares and 2015 – 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	67,115	69,078

Total liabilities and stockholders' equity	$67,557	$69,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015

Cash flows from operating activities:
Net income (loss)	$(1,963)	$(2,090)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	24	24
Equity (income) loss - 111 West 57th Partners LLC	500	537
Changes in operating assets and liabilities:
Other assets	(77)	(97)
Accounts payable and accrued liabilities	(114)	(309)
Other liabilities	-	-
Net cash provided (used) by operating activities	(1,630)	(1,935)

Cash flows from investing activities:
Equity investment - 111 West 57th Partners LLC	-	(6,911)
Non-controlling interest contribution	-	5,768
Proceeds from (investment in) real estate limited partnership	-	-
Net cash provided (used) by investing activities	-	(1,143)

Net change in cash and cash equivalents	(1,630)	(3,078)
Cash and cash equivalents at beginning of period	3,303	5,299
Cash and cash equivalents at end of period	$1,673	$2,221
Supplemental cash flow disclosure:
Income taxes paid	$47	$83

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

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide a secured working capital line of credit of up to one million dollars ($1,000,000) to the Company on an as needed basis, if necessary, subject to customary and market terms and conditions to be agreed upon at such time.
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

June 30, 2016
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

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of June 30, 2016, has not been impaired and therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

Note 4 – Investment in 111 West 57th Partners LLC

On June 28, 2013, 111 West 57th Investment LLC, ("Investment LLC"), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, (the "Sponsor"), pursuant to which Investment LLC invested (the "Investment") in a real estate development company formed to purchase and develop the 111 West 57th Street Property (the "111 West 57th Property").  In consideration for making the Investment, Investment LLC was granted a membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date").  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture. The Joint Venture plans to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

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

The Company made additional capital contributions to the Joint Venture as indicated below:

(in thousands)	Six Months Ended June 30, 2016
Capital contributions	$-

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

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations As of June 30, 2016, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the periods ended June 30, 2016 or December 31, 2015.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	June 30, 2016	December 31, 2015
Real estate held for development, net	$503,948	$440,370
Escrow deposits	9,400	9,400
Other assets	22,090	26,827
Total assets	$535,438	$476,597
Liabilities:
Loans payable	$394,207	$340,693
Other liabilities	20,603	14,447
Total liabilities	414,810	355,140
Equity:
Total members' equity	120,628	121,457
Total liabilities and members' equity	$535,438	$476,597

(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Rental income	$-	$-	$-	$-
Expenses	179	473	829	890
Net income (loss)	$(179)	$(473)	$(829)	$(890)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Company matching contributions	$2	$-	$25	$30
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Six Months Ended June 30, 2016
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	June 30, 2016
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. There were  stock option grants during the six months ended June 30, 2016 and June 30, 2015.  stock options were outstanding at June 30, 2016 or December 31, 2015.

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	June 30, 2016
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Federal – current	$-	$-	$-	$-
State – current	35	37	70	67
Total current	35	37	70	67

Federal – deferred	-	-	-	-
State - deferred	-	-	-	-
Total deferred	-	-	-	-

Income tax expense (benefit)	$35	$37	$70	$67

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016		2015
Tax at statutory federal rate	35.0%	35.0%	35.0%		35.0%
State income taxes	4.5%	3.8%	3.7%		3.3%
Permanent differences	-	-	-		-
Other	-	-	-		-
Change in valuation allowance	(35.0)%	(35.0)%	(35.0)%	)	(35.0)%
Effective income tax rate	4.5%	3.8%	3.7%		3.3%

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

State income tax amounts for the three months and  six months ended June 30, 2016, and three months and  six months ended June 30, 2015 reflects a provision for a tax on capital imposed by the state jurisdictions.

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

The state NOL carryforwards as of December 31, 2015,are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	4,700,000
2015	2035	2,600,000
		$12,600,000

The Company has calculated a deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	June 30, 2016	December 31, 2015
Deferred tax asset	$35,900,000	$34,500,000
Valuation allowance	(35,900,000)	(34,500,000)
Net deferred tax asset recognized	$-	$-

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

The Company is a party to a lawsuit as follows:

AmBase v. 111 West 57th Sponsor LLC, et al. In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, against defendants 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, KM Equity LLC, Kevin Maloney, Matthew Phillips, Michael Stern, and Ned White (collectively, "Defendants") and nominal defendant 111 West 57th Investment LLC. AmBase alleges in this action that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, to develop the 111 West 57th Street Property and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. AmBase is seeking compensatory damages, as well as punitive damages and equitable relief including a declaration of the parties' rights, an accounting, and a constructive trust over distributions received by the Defendants. The complaint in this action has been filed and discovery is in the initial stages.

Note 10 - Stockholders' Equity

Authorized common stock consists of the following:

(shares in thousands)	July 15, 2016	December 31, 2015
Par value	$0.01	$0.01
Authorized shares	85,000	200,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	July 15, 2016	December 31, 2015
Par value	$0.01	$0.01
Authorized shares	20,000	50,000
Issued shares	-	-
Outstanding shares	-	-

At the Company's June 2, 2016 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to reduce the number of authorized shares of the Company's common stock and cumulative preferred stock as noted above.  A copy of the Company's Amended and Restated Certificate of Incorporation as filed and recorded with the Secretary of State of the State of Delaware effective as of July 15, 2016 is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2016, through the report issuance date.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at June 30, 2016, aggregated $67,557,000, consisting principally of cash and cash equivalents of $1,673,000, an equity investment in a real estate development property of $63,845,000 and real estate owned, net of $1,704,000.  At June 30, 2016, the Company's liabilities aggregated $442,000.  Total stockholders' equity was $67,115,000.

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

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide a secured working capital line of credit of up to one million dollars to the Company on an as needed basis, if necessary, subject to customary and market terms and conditions to be agreed upon at such time.  A copy of such agreement was filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2016.

For the six months ended June 30, 2016, cash of $1,630,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2016, were satisfied by the Company's financial resources.

For the six months ended June 30, 2015, cash of $1,935,000 was used by operations, for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2015, were principally satisfied by the Company's financial resources.

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

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of June 30, 2016, has not been impaired.

Accounts payable and accrued liabilities as of June 30, 2016, decreased from December 31, 2015, principally as a result of the payment of prior year accruals.

There are no other material commitments for capital expenditures as of June 30, 2016.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2016 vs. the Three Months and Six Months Ended June 30, 2015

The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  The Company's management believes that its operating cash needs for the next twelve months will be met principally by the Company's financial resources.

The Company recorded a net loss of $819,000 or $0.02 per share and $1,963,000 or $0.05 per share in the three months and six months ended June 30, 2016 respectively, compared to a net loss of $1,004,000 or $0.03 per share and $2,090,000 or $0.05 per share in the respective 2015 periods.

Compensation and benefits were $356,000 and $830,000 in the three months and six months ended June 30, 2016, respectively compared to $443,000 and $1,033,000 in the respective 2015 periods.  No stock based compensation expense was recorded in the six months ended June 30, 2016 or June 30, 2015.  The decrease in the 2016 three month and six month periods is due to a decrease in incentive compensation accruals in the 2016 periods versus the comparable 2015 periods.

Professional and outside services increased to $193,000 and $302,000 in the three months and six months ended June 30, 2016, compared to $91,000 and $152,000 in the respective 2015 periods.  The increase in the 2016 periods as compared to the 2015 periods is principally the result of a higher level of legal and professional fees incurred in 2016 in connection with the Company's legal proceedings relating to the Company's investment in the 111 West 57th property.

Property operating and maintenance expenses were $29,000 and $62,000 for the three months and six months ended June 30, 2016, compared to $28,000 and $70,000 in the respective 2015 periods.  The decreased expense in the six months ended June 30, 2016 compared to the respective 2015 period is due to a decrease in the overall level of repairs and maintenance expenses.

Insurance expenses increased to $45,000 and $81,000 in the three months and six months ended June 30, 2016, compared to $37,000 and $73,000 in the respective 2015 periods.  The increase is generally due to an increase in insurance coverage levels and insurance premium costs

Other operating expenses were $41,000 and $94,000 in the three and six months ended June 30, 2016, compared with $71,000 and $134,000 in the respective 2015 periods.  The decrease in the June 30, 2016 six month period is due to a general lower level of related expenses.

Equity income (loss) - 111 West 57th Partners of $108,000 and $500,000 for the three months and six months ended June 30, 2016, represents the Company's share of the 111 West 57th Partners' loss for the periods indicated versus $285,000 for the three months ended June 30, 2015, and $537,000 for the six months ended June 30, 2015.  The equity loss in the 2016 and 2015 periods is due to sales and marketing expenses incurred.  Beginning January 1, 2015, all tenants had vacated the building and expenses incurred for the building's operations are being capitalized as part of development costs.

The Company recognized income tax provisions of $35,000 and $70,000 for the three months and six months ended June 30, 2016, respectively, as compared with income tax provisions of $37,000 and $67,000 for the three months and six months ended June 30, 2015, respectively.  The income tax provisions for the 2016 periods and 2015 periods are attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2016.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
c. None

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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1 *	Amended and Restated Certificate of Incorporation AmBase Corporation effective as of July 15, 2016.
10.1
Agreement between Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") and the Company for Mr. R. A. Bianco to provide a secured working capital line of credit to the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.)

31.1 *	Rule 13a-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a) Certification of Chief Financial Officer
32.1 *	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer
101.1 *
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

_______________
*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 11, 2016