Form 10-Q
period 2016-09-30
AMBASE CORP
filed 2016-11-08
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

At October 31, 2016, there were 40,737,751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Compensation and benefits	$382	$448	$1,212	$1,481
Professional and outside services	482	54	784	206
Property operating and maintenance	31	26	93	96
Depreciation	12	12	36	36
Insurance	45	41	126	114
Other operating	59	104	153	238
Total operating expenses	1,011	685	2,404	2,171
Operating income (loss)	(1,011)	(685)	(2,404)	(2,171)

Interest income	-	-	-	-
Realized gains (losses) on sales of investment securities	-	-	-	-
Other income	128	-	128	-
Equity income (loss) – 111 West 57th Partners LLC	(49)	(794)	(549)	(1,331)
Income (loss) before income taxes	(932)	(1,479)	(2,825)	(3,502)

Income tax expense (benefit)	(220)	38	(150)	105
Net income (loss)	(712)	(1,517)	(2,675)	(3,607)
Less: net income (loss) attributable to non-controlling interest	-	-	-	(34)
Net income (loss) attributable to controlling interest	$(712)	$(1,517)	$(2,675)	$(3,573)

Net income (loss) per common share - basic	$(0.02)	$(0.04)	$(0.07)	$(0.09)
Net income (loss) per common share - assuming dilution	$(0.02)	$(0.04)	$(0.07)	$(0.09)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738
Weighted average common shares outstanding - assuming dilution	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1,102	$3,303
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	762	726

Real estate owned, net	1,692	1,728

Investment in 111 West 57th Partners LLC	63,796	64,345
Other assets	429	258
Total assets	$67,019	$69,634

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$616	$556
Other liabilities	-	-

Total liabilities	616	556

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock ($0.01 par value, 85,000 authorized in 2016, and 200,000 authorized in 2015, 46,410 issued and 40,738 outstanding in 2016 and 46,410 issued and 40,738 outstanding in 2015)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(477,197)	(474,522)
Treasury stock, at cost – 2016 - 5,672 shares and 2015 – 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	66,403	69,078

Total liabilities and stockholders' equity	$67,019	$69,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015

Cash flows from operating activities:
Net income (loss)	$(2,675)	$(3,607)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	36	36
Other income	(128)	-
Equity (income) loss - 111 West 57th Partners LLC	549	1,331
Changes in operating assets and liabilities:
Other assets	(306)	(53)
Accounts payable and accrued liabilities	60	27
Other liabilities	-	-
Net cash provided (used) by operating activities	(2,464)	(2,266)

Cash flows from investing activities:
Equity investment - 111 West 57th Partners LLC	-	(6,911)
Return of equity investment - 111 West 57th Partners LLC	-	11,699
Non-controlling interest contribution	-	5,768
Return of non-controlling interest contribution	-	(9,868)
Proceeds from (investment in) real estate limited partnership	263	18
Net cash provided (used) by investing activities	263	706

Net change in cash and cash equivalents	(2,201)	(1,560)
Cash and cash equivalents at beginning of period	3,303	5,299
Cash and cash equivalents at end of period	$1,102	$3,739
Supplemental cash flow disclosure:
Income taxes paid	$103	$109

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

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. In accordance with this requirement, the Company has prepared its accompanying condensed consolidated financial statements assuming the Company will continue as a going concern.

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources together with the line of credit from Mr. Bianco as noted below, may not be sufficient to cover operating expenses through the twelve month period from the financial statement reporting date. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long term borrowings.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company, a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time.

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's condensed consolidated financial statements.

Note 3 – Real Estate Owned

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  A portion of the building is utilized by the Company for office space; the remaining space is currently unoccupied and available for lease. Depreciation expense for the building is calculated on a straight-line basis.

Information relating to the Company's real estate owned in Greenwich, Connecticut is as follows:

September 30, 2016
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

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of September 30, 2016, has not been impaired; and therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

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

The Company made additional capital contributions to the Joint Venture as indicated below:

(in thousands)	Nine Months Ended September 30, 2016
Capital contributions	$-

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

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations As of September 30, 2016, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary.  There was no impairment on the Company's equity method investment for the periods ended September 30, 2016 or December 31, 2015.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	September 30, 2016	December 31, 2015
Real estate held for development, net	$535,734	$440,370
Escrow deposits	9,400	9,400
Other assets	16,665	26,827
Total assets	$561,799	$476,597
Liabilities:
Loans payable	$422,584	$340,693
Other liabilities	18,668	14,447
Total liabilities	441,252	355,140
Equity:
Total members' equity	120,547	121,457
Total liabilities and members' equity	$561,799	$476,597

(in thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Rental income	$-	$-	$-	$-
Expenses	81	1,316	910	2,206
Net income (loss)	$(81)	$(1,316)	$(910)	$(2,206)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Company matching contributions	$-	$-	$25	$30
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Nine Months Ended September 30, 2016
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	September 30, 2016
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, and given the substantial changes in the price per share of the Company's Common Stock, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. There were no stock option grants during the nine months ended September 30, 2016 and September 30, 2015. No stock options were outstanding at September 30, 2016 or December 31, 2015.

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	September 30, 2016
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Federal – current	$-	$-	$-	$-
State – current	(220)	38	(150)	105
Total current	(220)	38	(150)	105

Federal – deferred	-	-	-	-
State - deferred	-	-	-	-
Total deferred	-	-	-	-

Income tax expense (benefit)	$(220)	$38	$(150)	$105

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes	(23.6)	2.8	(5.3)	3.0
Permanent differences	-	-	-	-
Other	-	-	-	-
Change in valuation allowance	(35.0)	(35.0)	(35.0)	(35.0)
Effective income tax rate	(23.6)%	2.8%	(5.3)%	3.0%

The Company has not been notified of any potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2013.  Interest and/or penalties related to underpayments of income taxes, or on uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for penalties.

State income tax amounts for the three months and  nine months ended September 30, 2016, reflect a net benefit related to current year and prior year state tax true-ups. State income tax amounts for the three months and  nine months ended September 30, 2015, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

The federal NOL carryforwards as of December 31, 2015 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
2015	2035	4,200,000
		$36,800,000

AMT Credits available which are not subject to expiration are as follows:

Amount
AMT Credits	$21,000,000

Based on the Company's state tax returns as filed, the Company estimates that it has state NOL carryforwards available to reduce future state taxable income, which would expire if unused, as indicated below.

The state NOL carryforwards as of December 31, 2015,are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,900,000
2013	2033	3,400,000
2014	2034	4,700,000
2015	2035	1,800,000
		$11,800,000

The Company has calculated a deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	September 30, 2016	December 31, 2015
Deferred tax asset	$36,500,000	$34,500,000
Valuation allowance	(36,500,000)	(34,500,000)
Net deferred tax asset recognized	$-	$-

A valuation allowance has been established for the entire deferred tax asset, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

Note 9 – Legal Proceedings

From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  At the current time, except as set forth below, the Company is unaware of any legal proceedings pending against the Company.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

The Company is a party to a lawsuit as follows:

AmBase v. 111 West 57th Sponsor LLC, et al. In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, against defendants 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, KM Equity LLC, Kevin Maloney, Matthew Phillips, Michael Stern, and Ned White (collectively, "Defendants") and nominal defendant 111 West 57th Investment LLC. AmBase alleges in this action that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, to develop the 111 West 57th Street Property and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. The complaint also alleges that defendants have failed to honor the exercise of AmBase's equity put right. AmBase is seeking compensatory damages, as well as punitive damages and equitable relief including a declaration of the parties' rights, an accounting, and a constructive trust over distributions received by the Defendants. The complaint in this action has been filed and discovery is in the initial stages.

Note 10 - Stockholders' Equity

Authorized common stock consists of the following:

(shares in thousands)	September 30, 2016	December 31, 2015
Par value	$0.01	$0.01
Authorized shares	85,000	200,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	September 30, 2016	December 31, 2015
Par value	$0.01	$0.01
Authorized shares	20,000	50,000
Issued shares	-	-
Outstanding shares	-	-

At the Company's June 2, 2016 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to reduce the number of authorized shares of the Company's common stock and cumulative preferred stock as noted above.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2016, through the report issuance date.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

This quarterly report, together with other statements and information publicly disseminated by the Company, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) risks with regard to whether or not the Company's current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date; (viii) changes in the rate of inflation and the related impact on the securities markets; (ix) changes in federal and state tax laws; (x) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; and (xi) risks arising from unfavorable decisions in tax, legal and/or other proceedings.  These are not the only risks that we face.  There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and/or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at September 30, 2016, aggregated $67,019,000, consisting principally of cash and cash equivalents of $1,102,000, an equity investment in a real estate development property of $63,796,000 and real estate owned, net of $1,692,000.  At September 30, 2016, the Company's liabilities aggregated $616,000.  Total stockholders' equity was $66,403,000.

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. In accordance with this requirement, the Company has prepared its accompanying condensed consolidated financial statements assuming the Company will continue as a going concern.

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources together with the line of credit from Mr. Bianco as noted below, may not be sufficient to cover operating expenses through the twelve month period from the financial statement reporting date. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long term borrowings.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company, a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time.

For the nine months ended September 30, 2016, cash of $2,464,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2016, were satisfied by the Company's financial resources.

For the nine months ended September 30, 2015, cash of $2,266,000 was used by operations, for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2015, were principally satisfied by the Company's financial resources.

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

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of September 30, 2016, has not been impaired.

Accounts payable and accrued liabilities as of September 30, 2016, increased from December 31, 2015, principally as a result of current period accruals.

There are no other material commitments for capital expenditures as of September 30, 2016.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2016 vs. the Three Months and Nine Months Ended September 30, 2015

The Company earns non-operating revenue consisting principally of investment earnings on cash equivalents.  The Company's management believes that its operating cash needs for the next twelve months will be met principally by the Company's financial resources.

The Company recorded a net loss of $712,000 or $0.02 per share and $2,675,000 or $0.07 per share in the three months and nine months ended September 30, 2016 respectively, compared to a net loss of $1,517,000 or $0.04 per share and $3,607,000 or $0.09 per share in the respective 2015 periods.

Compensation and benefits were $382,000 and $1,212,000 in the three months and nine months ended September 30, 2016, respectively compared to $448,000 and $1,481,000 in the respective 2015 periods.  No stock based compensation expense was recorded in the nine months ended September 30, 2016 or September 30, 2015.  The decrease in the 2016 three month and nine month periods is due to a decrease in incentive compensation accruals in the 2016 periods versus the comparable 2015 periods.

Professional and outside services increased to $482,000 and $784,000 in the three months and nine months ended September 30, 2016, compared to $54,000 and $206,000 in the respective 2015 periods.  The increase in the 2016 periods as compared to the 2015 periods is principally the result of a higher level of legal and professional fees incurred in 2016 in connection with the Company's legal proceedings relating to the Company's investment in the 111 West 57th property.

Property operating and maintenance expenses were $31,000 and $93,000 for the three months and nine months ended September 30, 2016, compared to $26,000 and $96,000 in the respective 2015 periods.  The decreased expense in the nine months ended September 30, 2016 compared to the respective 2015 period is due to a decrease in the overall level of repairs and maintenance expenses.

Insurance expenses increased to $45,000 and $126,000 in the three months and nine months ended September 30, 2016, compared to $41,000 and $114,000 in the respective 2015 periods.  The increases are generally due to an increase in insurance coverage levels and insurance premium costs

Other operating expenses were $59,000 and $153,000 in the three and nine months ended September 30, 2016, compared with $104,000 and $238,000 in the respective 2015 periods.  The decrease in the September 30, 2016 nine month period is due to a general lower level of related expenses.

Other income of $128,000 in the third quarter and nine months ended September 30, 2016 is attributable to proceeds received from an interest in a real estate investment that was sold in July 2016.

Equity income (loss) - 111 West 57th Partners LLC of $49,000 and $549,000 for the three months and nine months ended September 30, 2016, represents the Company's share of the 111 West 57th Partners' loss for the periods indicated versus $794,000 for the three months ended September 30, 2015, and $1,331,000 for the nine months ended September 30, 2015.  The equity loss in the 2016 and 2015 periods is due to sales and marketing expenses incurred.  Beginning January 1, 2015, all tenants had vacated the building and expenses incurred for the building's operations are being capitalized as part of development costs.

The Company recognized an income tax benefit of $220,000 and $150,000 for the three months and nine months ended September 30, 2016, respectively, as compared with income tax provisions of $38,000 and $105,000 for the three months and nine months ended September 30, 2015, respectively.  The income tax benefit for the 2016 periods are related to current year and prior year state tax true-ups.  The income tax provisions for the 2015 periods are attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2016.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
101.1 *
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

_______________
*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 8, 2016