Form 10-K
period 2016-12-31
AMBASE CORP
filed 2017-03-30
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Yes     No     X   .

At February 28, 2017, there were 40,737,751 shares of registrant's Common Stock outstanding.  At June 30, 2016, the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $2.59 per share was approximately $31 million.  The Common Stock constitutes registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 37.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2016

PART I

ITEM 1.	BUSINESS

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company which has an equity investment in a real estate development property to develop real property in New York, New York.  The executive office of the Company is located at One South Ocean Boulevard, Suite 301, Boca Raton, Florida 33432.

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned.  As further discussed in Part II – Item 8 - Note 4 to the Company's consolidated financial statements, the Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company also owns a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for office space; the remaining space is currently unoccupied and available for lease.  The Company is engaged in the management of its assets and liabilities.

The Company had 4 full time and 2 part-time employees at December 31, 2016.

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

Going Concern

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources together with the line of credit from Mr. Bianco as noted below, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long term borrowings.  There can be no assurance that the Company will be able to attain such financing at terms acceptable to the Company, if at all.

We are a party to a legal proceeding relating to our equity interest in the joint real estate venture 111 West 57th Partners, and may become subject to additional litigation in the future, any of which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

We are currently party to a lawsuit relating to our equity interest in the joint real estate venture 111 West 57th Partners, as further described in Part II – Item 8 – Note 10 to our consolidated financial statements, and in the future we may become subject to additional litigation, including claims relating to our operations, properties, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We are vigorously defending against claims and seeking enforcement of our claims, however we cannot be certain of the ultimate outcomes of these claims or any claims that may arise in the future. An adverse determination with respect to any of these claims may result in our having to pay material judgments, or settlements, which could have a material adverse effect on our earnings and cash flows, thereby having a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows and potentially expose us to increased risks that would be uninsured.

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

The Company has incurred operating losses over the last several years.  In addition, the Company has made significant investments in the 111 West 57th Street Property since 2013.  We expect our operating expenses in 2017 will remain relatively close to our most recent levels.  These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable, or if the Company's current financial resources will be adequate to fund operations over the next several years.  Nonetheless the Company will seek to manage its current level of cash and cash equivalents through various sources, including but not limited to reducing operating expenses, possible asset sales and/or long term borrowings.

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

For a discussion of the Company's legal proceedings, see Part II - Item 8 - Note 10 to the Company's consolidated financial statements.

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

	2016		2015
	High	Low	High	Low
First Quarter	$2.22	$1.62	$2.30	$1.55
Second Quarter	1.78	1.32	2.65	2.09
Third Quarter	1.28	1.04	2.60	2.35
Fourth Quarter	1.10	0.84	2.50	2.20

As of February 28, 2017, there were approximately 9,200 beneficial owners of the Company's Common Stock.  No dividends were declared or paid on the Company's Common Stock in 2016 and 2015.  The Company has no current plans to declare or pay dividends in the foreseeable future.

For information concerning the Company's stockholder rights plan, see Part II - Item 8 - Note 6 to the Company's consolidated financial statements.

Common Stock Repurchase Plan

The Company's common stock repurchase plan (the "Repurchase Plan") allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2016 or 2015.

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

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property, and real estate owned.  As further discussed in Part II – Item 8 – Note 4 to the Company's consolidated financial statements, the Company owns an equity interest in a real estate development project through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company is engaged in the management of its assets and liabilities.

FINANCIAL CONDITION AND LIQUIDITY

The Company's assets at December 31, 2016, aggregated $66,202,000, consisting principally of cash and cash equivalents of $586,000, an equity investment in a real estate development property of $63,770,000, and real estate owned, net of $1,680,000.  At December 31, 2016, the Company's liabilities aggregated $343,000.  Total stockholders' equity was $65,859,000.

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources together with the line of credit from Mr. Bianco as noted below, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long term borrowings.  There can be no assurance that the Company will be able to attain such financing at terms acceptable to the Company, if at all.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time.  A copy of such agreement is filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2016.  Pursuant to this agreement, in January 2017, Mr. Bianco made a $500,000 loan to the Company for use as working capital.  The loan accrues interest at 5.25% per annum and is due on the earlier of the date the Company receives funds from any source sufficient to pay all amounts due under the loan, including accrued interest thereon, or December 31, 2019, a copy of such agreement is filed as exhibit 10.8 to the Company's Form 10-K for the annual period ended December 31, 2016.

For the year ended December 31, 2016, cash of $2,980,000 was used by operations for the payment of operating expenses.  The cash needs of the Company in 2016 were principally satisfied by the Company's financial resources.

For the year ended December 31, 2015, cash of $2,736,000 was used by operations for the payment of operating expenses.  The cash needs of the Company in 2015 were principally satisfied by the Company's financial resources.  In addition, cash flows provided by investment activities for 2015 include a non-controlling interest contribution of $5,802,000, a return of equity investment received from 111 West 57th Partners LLC of $11,699,000, partially offset by $6,911,000 of additional equity investments in 111 West 57th Partners LLC and a return of non-controlling interest capital contribution of $9,868,000.  For additional information regarding the Company's investment in 111 West 57th Partners LLC, see Part II – Item 8 – Note 4 to the Company's consolidated financial statements.

In March 2017, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and R. A. Bianco at such time. The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company's commercial office building in Greenwich, Connecticut.  A copy of such agreement is filed as exhibit 10.9 to the Company's Form 10-K for the annual period ended December 31, 2016.

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages and equitable relief, including a declaration of the parties' rights, an accounting, and a constructive trust over distributions.  For additional information, see Part II – Item 8 – Note 10 to the Company's consolidated financial statements.

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet; with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease. Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to the location of the property; current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of December 31, 2016 has not been impaired.  For additional information see Part II – Item 8 – Note 3 to the Company's consolidated financial statements.

Accounts payable and accrued liabilities aggregated $343,000 at December 31, 2016 and $556,000 at December 31, 2015.

There are no material commitments for capital expenditures as of December 31, 2016.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded net loss of $3,219,000 or $0.08 per share for the year ended December 31, 2016.  For the year ended December 31, 2015, the Company recorded net loss of $4,625,000 or $0.11 per share.

Compensation and benefits decreased to $1,239,000 in 2016 from $1,658,000 in 2015.  The decreased amount in 2016 as compared to 2015 is substantially due to decreased incentive compensation expenses in 2016 versus 2015.  No stock based compensation expense was recorded for the years ended December 31, 2016 and 2015.

Professional and outside services expenses increased to $1,123,000 in 2016 from $285,000 in 2015.  The increase in 2016 as compared to 2015 is principally the result of a higher level of legal fees incurred in 2016 in connection with the Company's legal proceedings relating to the Company's investment in the 111 West 57th property.

Property operating and maintenance expenses increased slightly to $134,000 in 2016 from $120,000 in 2015.  The increase is primarily due to a general increase in costs and a higher level of repair and maintenance expenses in 2016 versus 2015.

Insurance expenses increased to $170,000 in 2016, compared with $151,000 in 2015.  The increase is primarily due to an increase in insurance coverage levels and insurance premium costs.

Other operating expenses decreased to $200,000 in 2016 compared with $318,000 in 2015 due to decreased Delaware franchise taxes resulting from the lower authorized share base in 2016 versus 2015 and a general lower level of expenses in 2016 versus 2015.

Other income of $128,000 for the year ended December 31, 2016 is attributable to a gain on the sale of an interest in a real estate investment that was sold in July 2016.

Equity income (loss) - 111 West 57th Partners of $575,000 represents the Company's share of the 111 West 57th Partners' loss for the year ended December 31, 2016.  Equity income (loss) - 111 West 57th Partners of $1,905,000 in 2015 represents the Company's share of the 111 West 57th Partners' loss for the year ended December 31, 2015.  The equity loss for the years ended December 31, 2016 and 2015 is due to sales and marketing expenses incurred.  Beginning January 1, 2015, all tenants had vacated the building and expenses incurred for the building's operations are being capitalized as part of development costs.

For the year ended December 31, 2016, the Company recorded an income tax benefit of $142,000.  The income tax benefit for the year ended December 31, 2016 is related to current year and prior year state tax true-ups.  For the year ended December 31, 2015, the Company recorded an income tax expense of $140,000, attributable to a provision for a tax on capital imposed by the state jurisdictions.  A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 – Note 9 to the Company's consolidated financial statements.

For additional information including a discussion of income tax matters, see Part II – Item 8 – Note 9 to the Company's consolidated financial statements.

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

Legal Proceedings:  From time to time the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. The Company presently is not aware of any pending or threatened litigation which could have a material adverse effect on the consolidated financial statements presented herein. Management of the Company, in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of any litigation reserves which may be necessary. The assessment of such reserves includes an exercise of judgment and is a matter of opinion. The Company intends to aggressively contest all threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, see Part II - Item 8 - Note 10 to the Company's consolidated financial statements.

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

Deferred Tax Assets:  As of December 31, 2016 and 2015, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods.  A valuation allowance has been established for the entire deferred tax asset as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the entire deferred tax asset until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

New Accounting Pronouncements: There are no new accounting pronouncements that would likely materially affect the Company's financial statements for the periods reported herein.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in this Annual Report and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) risks with regard to whether or not the Company's current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date and/or continue operations; (viii) changes in the rate of inflation and the related impact on the securities markets; (ix) changes in federal and state tax laws; (x) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors, (xi) risks arising from unfavorable decisions in tax, legal and/or other proceedings, and (xii) risks with regard to the ability of the Company to continue as a going concern. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  Our audits also include the financial statement schedule as of December 31, 2016 and 2015, and for the years then ended listed in the index at item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmBase Corporation and Subsidiaries, as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses and used cash for operating activities for the past several years. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Marcum LLP
Marcum LLP
Hartford, CT
March 30, 2017

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)
	Years Ended December 31,
	2016	2015
Operating expenses:
Compensation and benefits	$1,239	$1,658
Professional and outside services	1,123	285
Property operating and maintenance	134	120
Depreciation	48	48
Insurance	170	151
Other operating	200	318
Total operating expenses	2,914	2,580
Operating income (loss)	(2,914)	(2,580)

Interest income	-	-
Other income	128	0
Equity income (loss) – 111 West 57th Partners LLC	(575)	(1,905)
Income (loss) before income taxes	(3,361)	(4,485)

Income tax expense (benefit)	(142)	140
Net income (loss)	(3,219)	(4,625)
Less: Net income (loss) attributable to non-controlling interest	-	(34,000)
Net income (loss) attributable to controlling interest	$(3,219)	$(4,591)

Net income (loss) per common share - basic	$(0.08)	$(0.11)

Net income (loss) per common share - assuming dilution	$(0.08)	$(0.11)

Weighted average common shares outstanding - basic	40,738	40,738
Weighted average common shares outstanding - assuming dilution	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2016	December 31, 2015
Cash and cash equivalents	$586	$3,303
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	774	726

Real estate owned, net	1,680	1,728

Investment in 111 West 57th Partners LLC	63,770	64,345
Other assets	166	258
Total assets	$66,202	$69,634

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$343	$556
Other liabilities	-	-

Total liabilities	343	556

Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock ($0.01 par value, 85,000 authorized, 46,410 issued and 40,738 outstanding in 2016 and 40,738 outstanding in 2015)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(477,741)	(474,522)
Treasury stock, at cost – 2016 - 5,672 shares; 2015 - 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	65,859	69,078
Total liabilities and stockholders' equity	$66,202	$69,634

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2016 and 2015

($ in thousands, except per share data)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Non-controlling interest	Total
January 1, 2015	$464	$548,304	$(469,931)	$(5,168)	$4,100	$77,769

Net income (loss)	-	-	(4,591)	-	(34)	(4,625)
Equity contribution by non-controlling interest	-	-	-	-	5,802	5,802
Return of non-controlling interest contribution	-	-	-	-	(9,868)	(9,868)

December 31, 2015	464	548,304	(474,522)	(5,168)	-	69,078

Net income (loss)	-	-	(3,219)	-	-	(3,219)
December 31, 2016	$464	$548,304	$(477,741)	$(5,168)	$-	$65,859

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015

Cash flows from operating activities:
Net income (loss)	$(3,219)	$(4,625)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	48	48
Other income	(128)	-
Equity (income) loss – 111 West 57th Partners LLC	575	1,905
Changes in operating assets and liabilities:
Other assets	(43)	102
Accounts payable and accrued liabilities	(213)	(166)
Other liabilities	-	-
Net cash provided (used) by operating activities	(2,980)	(2,736)

Cash flows from investing activities:
Equity investment – 111 West 57th Partners LLC	-	(6,911)
Return of equity investment - 111 West 57th Partners LLC	-	11,699
Non-controlling interest contribution	-	5,802
Return of non-controlling interest contribution	-	(9,868)
Proceeds from (investment in) real estate limited partnership	263	18
Net cash provided (used) by investing activities	263	740

Net change in cash and cash equivalents	(2,717)	(1,996)
Cash and cash equivalents at beginning of year	3,303	5,299

Cash and cash equivalents at end of year	$586	$3,303
Supplemental cash flow disclosure:
Income taxes paid	$103	$112

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Going Concern

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

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. In accordance with this requirement, the Company has prepared its accompanying consolidated financial statements assuming the Company will continue as a going concern.

In 2016, the Company adopted Accounting Standards Update ("ASU") 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40).

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources together with the line of credit from Mr. Bianco as noted below, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long term borrowings.  There can be no assurance that the Company will be able to attain such financing at terms acceptable to the Company, if at all.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company, a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time.  A copy of such agreement is filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2016.  Pursuant to this agreement in January 2017, Mr. Bianco made a $500,000 loan to the Company for use as working capital.  The loan accrues interest at 5.25% per annum and is due on the earlier of the date the Company receives funds from any source sufficient to pay all amounts due under the loan, including accrued interest thereon, or December 31, 2019.

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

Non-controlling interests

Non-controlling interests as presented in the Company's consolidated financial statements represents the minority ownership's investment in 111 West 57th Investment LLC, a Delaware limited liability company ("Investment LLC").  For additional information see Note 4.

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

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future.  For additional information including a discussion of income tax matters see Note 9.

Earnings per share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of EPS that could occur if options to issue common stock were exercised. There were no stock options outstanding at December 31, 2016 and December 31, 2015.

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

Depreciation

Depreciation expense for the Company's owned building is recorded on a straight-line basis over the useful lives of the assets.  Tenant improvements if any, would be depreciated over the lesser of the remaining life of the tenants' lease or the estimated useful lives of the improvements.  For additional information see Note 3.

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

December 31, 2016
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

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of December 31, 2016, has not been impaired and, therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

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

On June 30, 2015, 111 West 57th Partners obtained financing for the 111 West 57th Property.  The financing was obtained in two parts: (i) a first mortgage construction loan with AIG Asset Management (US), LLC ("AIG"); and (ii) a mezzanine loan with Apollo Commercial Real Estate Finance, Inc. ("Apollo").  Both loans have a four-year term with a one-year extension option subject to satisfying certain conditions.  The loan agreements also include customary events of default and other customary terms and conditions.  Simultaneously with the closing of the AIG and the Apollo financing, 111 West 57th Partners repaid all outstanding liabilities and obligations to Annaly CRE, LLC under the initial mortgage and acquisition loan agreement, dated June 28, 2013, between 111 West 57th Partners and Annaly CRE, LLC.  The remaining loan proceeds will be drawn down and used as necessary for construction and related costs, loan interest escrow and other related project expenses for development of the 111 West 57th Property.

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

In March 2017, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and R. A. Bianco at such time.  The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company's commercial office building in Greenwich, Connecticut.

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

The Company made additional capital contributions to the Joint Venture as indicated below:

(in thousands)	Year Ended December 31 , 2016
Capital contributions	$-

In accordance with the JV Agreement, Shortfall Capital Contributions may be treated either as a member loan or as a dilutive capital contribution by the funding party valued at one and one-half times the amount actually contributed.  The Sponsor deemed the Shortfall Capital Contributions as dilutive capital contributions to the Company.   The Company believes in accordance with the terms of the agreements, a portion of the Shortfall Capital Contribution amounts should be treated as a member loan, therefore, resulting in no dilution to the Company.  The Sponsor contends that the Capital Contribution Requests, if taken together, would cause the Company to be diluted to approximately 48%.  The parties have a dispute with regard to the calculation of the revised investment percentages resulting from the Capital Contribution Requests, along with the treatment and allocation of these Shortfall Capital Contribution amounts.

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages and equitable relief including a declaration of the parties' rights, an accounting, and a constructive trust over distributions.  For additional information, see Note 10 – Legal Proceedings.

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's consolidated statements of operations.  As of December 31, 2016, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary.  Based on the Company's analysis, the Company believes, there was no impairment on the Company's equity method investment for the periods ended December 31, 2016 or December 31, 2015.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	December 31, 2016	December 31, 2015
Real estate held for development, net	$563,133	$440,370
Escrow deposits	9,000	9,400
Other assets	6,908	26,827
Total assets	$579,041	$476,597
Liabilities:
Loans payable	$441,749	$340,693
Other liabilities	16,788	14,447
Total liabilities	458,537	355,140
Equity:
Total members' equity	120,504	121,457
Total liabilities and members' equity	$579,041	$476,597

(in thousands)	Year Ended December 31 , 2016	Year Ended December 31 , 2015
Rental income	$0	$0
Expenses	953	3,158
Net income (loss)	$(953)	$(3,158)

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

 The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Company matching contributions	$25	$30
Employer match %	33%	33%

Note 6 - Stockholders' Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2016	December 31, 2015
Par value	$0.01	$0.01
Authorized shares	85,000	200,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2016	December 31, 2015
Par value	$0.01	$0.01
Authorized shares	20,000	50,000
Issued shares	-	-
Outstanding shares	-	-

At the Company's June 2, 2016 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to reduce the number of authorized shares of the Company's common stock and cumulative preferred stock as noted above.

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2016
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2016
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan as further described in Note 8 herein, and other non-related employee benefit plans is as follows:

(in thousands)	December 31, 2016
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

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

Note 7 - Earnings Per Share

The calculation of basic and diluted earnings per share, including the effect of dilutive securities is as follows:

(in thousands, except per share data)
	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income (loss)	$(3,219)	$(4,625)
Weighted average common shares outstanding	40,738	40,738

Assumed dilutive effect of stock option exercise(s)	-	-
Weighted average common shares outstanding assuming dilution	40,738	40,738
Net income (loss) per common share - basic	$(0.08)	$(0.11)
Net income (loss) per common share - assuming dilution	$(0.08)	$(0.11)

Options to purchase shares of common stock which were excluded from the computation of diluted earnings per share due to the effect of being antidilutive in the computation of earnings per share were as follows:

(in thousands)	December 31, 2016	December 31, 2015
Option shares	-	-

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item.  If the Committee determines within the time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to Participants shall be pursuant to percentages of the Annual Bonus Pool as set forth in the 1994 Plan to the Company's Chief Executive Officer, and a percentage of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee.  The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No bonuses were paid attributable to the 1994 Plan for 2016 and 2015.

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

Incentive plan activity is summarized as follows:

(shares in thousands)	Number of Shares Under Option	Weighted Average Exercise Price

Outstanding at January 1, 2015	-	$-
Exercised	-	-
Granted	-	-
Expired	-	-

Outstanding at December 31, 2015	-	-
Exercised	-	-
Granted	-	-
Expired	-	-

Outstanding at December 31, 2016	-	-

Options exercisable at:
December 31, 2016	-	$-
December 31, 2015	-	$-

Information relating to the 1993 Plan is as follows:
(in thousands)	December 31, 2016	December 31, 2015
Unamortized compensation cost relating to non-vested stock options	$-	$-
Stock based compensation expense recorded for the year ended	$-	$-
Options to purchase shares of common stock which were excluded from computation of diluted earnings per share due to the effect of being anti-dilutive in the computation of earnings per share.	-
Common shares reserved for issuance	4,320
Shares available for future stock option grants	4,320
Intrinsic value of options outstanding	$-
Intrinsic value of options exercisable	$-

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

Note 9 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Federal - current	$-	$-
State - current	(142)	140
Total current	(142)	140
Federal - deferred	(1,752)	(1,365)
State - deferred	(105)	(205)
Change in valuation allowance	1,857	1,570
Total deferred	-	-
Income tax expense (benefit)	$(142)	$140

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015

Income (loss) before income taxes	$(3,361)	$(4,485)
Tax expense (benefit) :
Tax at statutory federal rate	$(1,176)	$(1,570)
State income taxes	(142)	140
Permanent items	–	–
Other	(681)	-
Change in valuation allowance	1,857	1,570
Income tax expense (benefit)	$(142)	$140

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Tax at statutory federal rate	35.0%	35.0%
State income taxes	4.2	(3.1)
Permanent difference, tax credits and other adjustments	-	-
Other	20.3	-
Change in valuation allowance	(55.3)	(35.0)
Effective income tax rate	4.2%	(3.1)%

For the year ended December 31, 2016, other includes amounts relating to deferred tax true-ups. The Company has not been notified of any potential tax audits by any federal, state or local tax authorities.  The Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2013.  Interest and/or penalties related to underpayments of income taxes, or on uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for penalties.

State income tax amounts for the year ended December 31, 2016, reflect a net benefit related to current year and prior year state tax true-ups.  State income tax amounts for the year ended December 31, 2015, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

The federal NOL carryforwards as of December 31, 2016 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
2015	2035	4,200,000
2016	2036	2,600,000
		$39,400,000

AMT credits available, which are not subject to expiration, are as follows:

Amount
AMT Credits	$21,000,000

Based on the Company's state tax returns as filed and to be filed, the Company estimates that it has state NOL carryforwards to reduce future state taxable income, which would expire if unused.

The state NOL carryforwards as of December 31, 2016 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,800,000
2013	2033	2,700,000
2014	2034	4,200,000
2015	2035	4,100,000
2016	2036	2,800,000
		$15,600,000

The Company has a deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	December 31, 2016	December 31, 2015
Net deferred tax asset	$36,400,000	$34,500,000
Valuation allowance	(36,400,000)	(34,500,000)
Net deferred tax asset recognized	$-	$-

A valuation allowance has been established for the entire deferred tax asset, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

Note 10 - Legal Proceedings

From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  At the current time except as set forth below, the Company is unaware of any legal proceedings pending against the Company.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

The Company is a party to a lawsuit as follows:

AmBase v. 111 West 57th Sponsor LLC, et al. In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, against defendants 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC. AmBase alleges in this action that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, to develop the 111 West 57th Street Property and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. The complaint also alleges that defendants have failed to honor the exercise of AmBase's equity put right. AmBase is seeking compensatory damages, as well as punitive damages and equitable relief including a declaration of the parties' rights, an accounting, and a constructive trust over distributions received by the Defendants. The complaint in this action has been filed and discovery is in the initial stages.

Note 11 – Commitments and Contingencies

Future minimum rental payments for office space under non-cancellable operating leases for the Company's executive office in Boca Raton, Florida as of December 31, 2016, were as follows (in thousands):

Year	Amount
2017	$13
2018	14
2019	3
2020	-
2021	-
Thereafter	-
$30

Rent expense for the period was as follows:

($ in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Rent expense	$12	$12
Approximate square feet of leased office space	1,085	1,085

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2016, the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

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

Management assessed the effectiveness of the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rule 13a-15(f) and 15d-15(f)) as of December 31, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on our assessment, we believe that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting
There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In March 2017, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and R. A. Bianco at such time.  The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company's commercial office building in Greenwich, Connecticut.  This agreement is filed as exhibit 10.9 to this Annual Report on Form 10-K and is incorporated herein by reference.  Disclosure of this agreement is being made under this Item 9B in lieu of Items 1.01 and 9.01 of Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers and directors required by this item will be set forth in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2017, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2016 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2017, under the captions "Executive Compensation," "Employment Contracts," and "Compensation of Directors" which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2016 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2016 as follows:

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

For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2017, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2016 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2017, under the captions "Proposal No. 1 - Election of Directors" and "Information Concerning the Board and its Committees," which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2016 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading "Proposal 2 - Independent Registered Public Accounting Firm", "Independent Registered Public Accountant Matters," in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2017, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2016 fiscal year.

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

10.7
Agreement between Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") and the Company for Mr. R. A. Bianco to provide a secured working capital line of credit to the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016).

10.8	Loan Agreement between Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") and the Company.
10.9
Agreement between Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") and the Company for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to the 111 West 57th Property.

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

101.1
The following financial statements from AmBase Corporation's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

Exhibits, except as otherwise indicated above, are filed herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 30, 2017	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 30, 2017

/s/ALESSANDRA F. BIANCO Director Date: March 30, 2017	/s/RICHARD A. BIANCO, JR. Director Date: March 30, 2017

/s/JERRY Y. CARNEGIE Director Date: March 30, 2017	/s/KENNETH M. SCHMIDT Director Date: March 30, 2017

AMBASE CORPORATION AND SUBSIDIARIES
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Office Building:
Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454

Total	$-	$554	$1,880	$20	$554	$1,900	$2,454

[Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Office Building:
Greenwich, CT	$774	1970	April, 2001	39 years

Total	$774

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Balance at beginning of year	$2,454	$2,454
Improvements	-	-
Acquisitions	-	-
Disposition	-	-
Balance at end of year	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$726	$678
Depreciation expense	48	48
Dispositions	-	-
Balance at end of year	$774	$726

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Alessandra F. Bianco Senior Officer BARC Investments, LLC	Richard A. Bianco, Jr. Employee AmBase Corporation & Officer BARC Investments, LLC	Jerry Y. Carnegie Private Investor	Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2017 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 1, 2017, at:

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2017, there were approximately 9,200 stockholders.