Form 10-Q
period 2017-03-31
AMBASE CORP
filed 2017-05-11
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES	NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

At April 30, 2017, there were 40,737,751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2017	2016
Operating expenses:
Compensation and benefits	$324	$474
Professional and outside services	904	109
Property operating and maintenance	33	33
Depreciation	12	12
Insurance	36	36
Other operating	35	53
Total operating expenses	1,344	717
Operating income (loss)	(1,344)	(717)

Interest income	-	-
Interest expense	(5)	-
Equity income (loss) 111 West 57th Partners LLC	(18)	(392)
Income (loss) before income taxes	(1,367)	(1,109)

Income tax expense (benefit)	3	35
Net income (loss)	$(1,370)	$(1,144)

Net income (loss) per common share - basic	$(0.03)	$(0.03)
Net income (loss) per common share - assuming dilution	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic	40,738	40,738
Weighted average common shares outstanding - assuming dilution	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	March 31, 2017	December 31, 2016
Cash and cash equivalents	$262	$586
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	786	774

Real estate owned, net	1,668	1,680

Investment in 111 West 57th Partners LLC	63,752	63,770
Other assets	142	166
Total assets	$65,824	$66,202

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$835	$343
Loan payable	500	-
Other liabilities	-	-

Total liabilities	1,335	343

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock ($0.01 par value, 85,000 authorized in 2017, and 85,000 authorized in 2016, 46,410 issued and 40,738 outstanding in 2017 and 46,410 issued and 40,738 outstanding in 2016)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(479,111)	(477,741)
Treasury stock, at cost – 2017 - 5,672 shares and 2016 – 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	64,489	65,859

Total liabilities and stockholders' equity	$65,824	$66,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income (loss)	$(1,370)	$(1,144)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	12	12
Other income	-	-
Equity (income) loss - 111 West 57th Partners LLC	18	392
Changes in operating assets and liabilities:
Other assets	24	20
Accounts payable and accrued liabilities	492	(195)
Other liabilities	-	-
Net cash provided (used) by operating activities	(824)	(915)

Cash flows from financing activities:
Proceeds from loan payable	500	-
Net cash provided (used) by financing activities	500	-

Net change in cash and cash equivalents	(324)	(915)
Cash and cash equivalents at beginning of period	586	3,303
Cash and cash equivalents at end of period	$262	$2,388
Supplemental cash flow disclosure:
Income taxes paid	$7	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries ("AmBase" or the "Company") are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company's consolidated financial statements filed in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources together with the line of credit from Mr. R.A. Bianco as further discussed in Note 10 herein, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

March 31, 2017
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

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of March 31, 2017, has not been impaired; and therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

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

Amounts relating to the Company's initial investment and other information relating to the 111 West 57th Property are as follows:

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

In March 2017, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time.  The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company's commercial office building in Greenwich, Connecticut.

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

The Company made additional capital contributions to the Joint Venture as indicated below:

(in thousands)	Three Months Ended March 31, 2017
Capital contributions	$-

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

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations As of March 31, 2017, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary. Based on the Company's analysis, the Company believes, there was no impairment on the Company's equity method investment for the periods ended March 31, 2017.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	March 31, 2017	December 31, 2016
Real estate held for development, net	$598,064	$563,133
Escrow deposits	9,250	9,000
Other assets	5,790	6,908
Total assets	$613,104	$579,041
Liabilities:
Loans payable	$475,122	$441,749
Other liabilities	17,509	16,788
Total liabilities	492,631	458,537
Equity:
Total members' equity	120,473	120,504
Total liabilities and members' equity	$613,104	$579,041

	Three Months Ended March 31,
	2017	2016
Rental income	$-	$-
Expenses	31	650
Net income (loss)	$(31)	$(650)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three months Ended
	March 31, 2017	March 31, 2016
Company matching contributions	$12	$30
Employer match %	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Three Months ended March 31, 2017
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	March 31, 2017
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Information relating to the Company's 1993 Plan is as follows:

Period Ending
(in thousands)	March 31, 2017	December 31, 2016
Stock option grants	-	-
Stock options exercisable	-	-
Stock options outstanding	-	-

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	March 31, 2017
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended March 31,
	2017	2016
Federal – current	$-	$-
State – current	3	35
Total current	3	35

Federal – deferred	-	-
State – deferred	-	-
Total deferred	-	-

Income tax expense (benefit)	$3	$35

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended March 31,
	2017	2016
Tax at statutory federal rate	35.0%	35.0%
State income taxes	(0.2)	(3.0)
Permanent differences, tax credits and other adjustments	-	-
Other	-	-
Change in valuation allowance	(35.0)	(35.0)
Effective income tax rate	(0.2)%	(3.0)%

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

State income tax amounts for the three months ended March 31, 2017, and the three months ended March 31, 2016, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Based on the Company's state tax returns as filed, and to be filed the Company estimates that it has state NOL carryforwards available to reduce future state taxable income, which would expire if unused, as indicated below.

The state NOL carryforwards as of December 31, 2016,are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,800,000
2013	2033	2,700,000
2014	2034	4,200,000
2015	2035	4,100,000
2016	2036	2,800,000
		$15,600,000

The Company has calculated a deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	March 31, 2017	December 31, 2016
Deferred tax asset	$36,900,000	$36,400,000
Valuation allowance	(36,900,000)	(36,400,000)
Net deferred tax asset recognized	$-	$-

A valuation allowance has been established for the entire deferred tax asset, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

Note 9 - Legal Proceedings

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

The Company is a party to a lawsuit as follows:

AmBase v. 111 West 57th Sponsor LLC, et al. In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, against defendants 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC. AmBase alleges in this action that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, to develop the 111 West 57th Street Property and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. The complaint also alleges that defendants have failed to honor the exercise of AmBase's equity put right. AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties' rights, an accounting, and a constructive trust over distributions received by the Defendants. The complaint in this action has been filed and discovery is ongoing.

Note 10 – Loan Payable

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time (the "WC Agreement").

Pursuant to the WC Agreement, Mr. R. A. Bianco made a loan to the Company for use as working capital.  The loan is due on the earlier of the date the Company receives funds from any source sufficient to pay all amounts due under the loan, including accrued interest thereon, or the due date noted below.  Accrued interest payable associated with the loan is included in accounts payable and accrued liabilities in the Company's condensed consolidated balance sheet.

Information regarding the loan payable is as follows:

Date of Loan		Rate	Due Date	March 31, 2017	December 31, 2016
Loan payable	January 2017	5.25%	December 31, 2019	$500,000	$-
				$500,000	$-

Information regarding accrued interest expense on the loan payable is as follows:

(in thousands)	March 31, 2017	December 31, 2016
Accrued interest expense	$5	$-

In April 2017, pursuant to the WC Agreement, Mr. R. A. Bianco made an additional loan of $500,000 to the Company for use as working capital in accordance with the same terms of the loan payable noted above.

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as discussed in Note 4 herein.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2017, through the report issuance date.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

This quarterly report, together with other statements and information publicly disseminated by the Company, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) transaction volume in the securities markets; (ii) the volatility of the securities markets; (iii) fluctuations in interest rates; (iv) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (v) changes in regulatory requirements which could affect the cost of doing business; (vi) general economic conditions; (vii) risks with regard to whether or not the Company's current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date and/or continue operations; (viii) changes in the rate of inflation and the related impact on the securities markets; (ix) changes in federal and state tax laws; (x) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; (xi) risks arising from unfavorable decisions in tax, legal and/or other proceedings; and risks with reard to the ability of the Company to continue as a going concern.  These are not the only risks that we face.  There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and/or financial position.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

BUSINESS OVERVIEW

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at March 31, 2017, aggregated $65,824,000, consisting principally of cash and cash equivalents of $262,000, an equity investment in a real estate development property of $63,752,000 and real estate owned, net of $1,668,000.  At March 31, 2017, the Company's liabilities aggregated $1,335,000.  Total stockholders' equity was $64,489,000.

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

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time (the "WC Agreement").  A copy of the WC Agreement was filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2016.  Pursuant to the WC Agreement, in January 2017, Mr. R. A. Bianco made a $500,000 loan to the Company for use as working capital.  The loan accrues interest at 5.25% per annum and is due on the earlier of the date the Company receives funds from any source sufficient to pay all amounts due under the loan, including accrued interest thereon, or December 31, 2019.  A copy of such agreement is filed as exhibit 10.8 to the Company's Form 10-K for the annual period ended December 31, 2016.

In April 2017, pursuant to the WC Agreement, Mr. R. A. Bianco made an additional loan of $500,000 to the Company for use as working capital in accordance with the same terms of the loan payable noted above.  A copy of the loan agreement is filed as exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 2017.

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as discussed in Part I – Item 1 – Note 4 to the Company's condensed consolidated financial statements.

For the three months ended March 31, 2017, cash of $824,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2017, were satisfied by the loan from Mr. R.A. Bianco as noted above and Company's financial resources.

For the three months ended March 31, 2016, cash of $915,000 was used by operations, for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2016, were principally satisfied by the Company's financial resources.

In March 2017, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time. The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company's commercial office building in Greenwich, Connecticut.  A copy of such agreement was filed as exhibit 10.9 to the Company's Form 10-K for the annual period ended December 31, 2016.

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief, including a declaration of the parties' rights, an accounting, and a constructive trust over distributions received by the Defendants. For additional information, see Part I – Item 1 – Note 9 to the Company's condensed consolidated financial statements.

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of March 31, 2017, has not been impaired.

Accounts payable and accrued liabilities as of March 31, 2017, increased from December 31, 2016, principally as a result of current period accruals including $5,000 of accrued interest expense relating to the loan payable to Mr. R. A. Bianco.

There are no other material commitments for capital expenditures as of March 31, 2017.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2017 vs. the Three Months Ended March 31, 2016

The Company recorded a net loss of $1,370,000 or $0.03 per share in the three months ended March 31, 2017, compared to a net loss of $1,144,000, or $0.03 per share in the respective 2016 period.

Compensation and benefits decreased to $324,000 in the three months ended March 31, 2017, compared to $474,000 in the respective 2016 period.  The decrease in the 2017 three month period is due to a decrease in incentive compensation accruals in the 2017 period versus the comparable 2016 period.  No stock based compensation expense was recorded in the three months ended March 31, 2017 or March 31, 2016.

Professional and outside services increased to $904,000 in the three months ended March 31, 2017, compared to $109,000 in the respective 2016 period.  The increase in the 2017 period as compared to the 2016 period is principally the result of a higher level of legal and professional fees incurred in 2017 in connection with the Company's legal proceedings relating to the Company's investment in the 111 West 57th property.

Property operating and maintenance expenses remained unchanged at $33,000 for the three months ended March 31, 2017, compared to the respective March 31, 2016 period.

Insurance expenses remained unchanged in the three months ended March 31, 2017, compared to the respective 2016 period.

Other operating expenses decreased to $35,000 in the three months ended March 31, 2017, compared with $53,000 in the respective 2016 period, due to a general lower level of related expenses including decreased Delaware franchise tax expenses in the 2017 period.

Interest expense of $5,000 for the three months ended March 31, 2017, represents accrued interest expense on the loan payable to Mr. R. A. Bianco.  See Part I – Item 1 - Note 10 to the Company's condensed consolidated financial statements for further information.

Equity income (loss) - 111 West 57th Partners of $18,000 for the three months ended March 31, 2017, and $392,000 for the three months ended March 31, 2016 represents the Company's share of the 111 West 57th Partners' loss.  The equity loss in the 2017 and 2016 periods is due to sales and marketing expenses incurred. Beginning January 1, 2015, all tenants had vacated the building and expenses incurred for the building's operations are being capitalized as part of development costs.

The Company recognized an income tax provision of $3,000 for the three months ended March 31, 2017, as compared with an income tax provision of $35,000 for the three months ended March 31, 2016.  The income tax provisions for the 2017 period and 2016 period are attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2017.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable
b. Not applicable
c. None

Common Stock Repurchase Plan

The Company's common stock repurchase plan (the "Repurchase Plan") allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during year to date 2017 period.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

In April 2017, pursuant to the WC Agreement, Mr. R. A. Bianco made an additional loan of $500,000 to the Company for use as working capital in accordance with the same terms of the January 2017 loan payable agreement.  A copy of the loan agreement is filed as Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ending March 31, 2017, in lieu of under Items 1.01 and 9.01 of Form 8-K.

Item 6.	EXHIBITS

10.1
Loan Agreement dated January 31, 2017 between Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") and the Company (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.2
Agreement dated March 17, 2017 between Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") and the Company for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to the 111 West 57th Property (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference).

10.3*	Loan Agreement dated April 2017, between Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") and the Company.
31.1 *	Rule 13a-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a) Certification of Chief Financial Officer
32.1 *	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer
101.1 *
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

_______________
*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 11, 2017