Form 10-Q
period 2017-06-30
AMBASE CORP
filed 2017-08-11
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES	NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

At July 31, 2017, there were 40,737,751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses:
Compensation and benefits	$278	$356	$602	$830
Professional and outside services	624	193	1,528	302
Property operating and maintenance	38	29	71	62
Depreciation	12	12	24	24
Insurance	49	45	85	81
Other operating	48	41	83	94
Total operating expenses	1,049	676	2,393	1,393
Operating income (loss)	(1,049)	(676)	(2,393)	(1,393)

Interest income	-	-	-	-
Interest expense	(13)	-	(18)	-
Equity income (loss) – 111 West 57th Partners LLC	(7)	(108)	(25)	(500)
Income (loss) before income taxes	(1,069)	(784)	(2,436)	(1,893)

Income tax expense (benefit)	3	35	6	70
Net income (loss)	$(1,072)	$(819)	$(2,442)	$(1,963)

Net income (loss) per common share - basic	$(0.03)	$(0.02)	$(0.06)	$(0.05)
Net income (loss) per common share - assuming dilution	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738
Weighted average common shares outstanding - assuming dilution	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2017	December 31, 2016
Cash and cash equivalents	$358	$586
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	798	774

Real estate owned, net	1,656	1,680

Investment in 111 West 57th Partners LLC	63,745	63,770
Other assets	98	166
Total assets	$65,857	$66,202

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$940	$343
Loan payable - related party	1,500	-
Other liabilities	-	-

Total liabilities	2,440	343

Commitments and contingencies (Note 9)

Stockholders' equity:
Common stock ($0.01 par value, 85,000 authorized in 2017, and 85,000 authorized in 2016, 46,410 issued and 40,738 outstanding in 2017 and 46,410 issued and 40,738 outstanding in 2016)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(480,183)	(477,741)
Treasury stock, at cost – 2017 - 5,672 shares and 2016 – 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	63,417	65,859

Total liabilities and stockholders' equity	$65,857	$66,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income (loss)	$(2,442)	$(1,963)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	24	24
Other income	-	-
Equity (income) loss - 111 West 57th Partners LLC	25	500
Changes in operating assets and liabilities:
Other assets	68	(77)
Accounts payable and accrued liabilities	597	(114)
Other liabilities	-	-
Net cash provided (used) by operating activities	(1,728)	(1,630)

Cash flows from financing activities:
Proceeds from loan payable	1,500	-
Net cash provided (used) by financing activities	1,500	-

Net change in cash and cash equivalents	(228)	(1,630)
Cash and cash equivalents at beginning of period	586	3,303
Cash and cash equivalents at end of period	$358	$1,673
Supplemental cash flow disclosure:
Income taxes paid	$5	$47

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

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned. The Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York (the "111 West 57th Property"). As further discussed herein below and in Note 4, Note 9 and Note 11, the Company is engaged in material disputes and litigation with the sponsor of the joint venture and a mezzanine lender to the joint venture. The Company is otherwise engaged in the management of its assets and liabilities.

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, ("AmBase v. 111 West 57th Sponsor LLC, et al.") (the "111 West 57th Action").  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC.  AmBase alleges in that action, among other claims, that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, to develop the 111 West 57th Street Property and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. The complaint also alleges that defendants have failed to honor the exercise of AmBase's contractual "equity put right" as set forth in the JV Agreement (the "Equity Put Right"). AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties' rights, an accounting and a constructive trust over distributions received by the Defendants.  The complaint in this action has been filed, a motion to dismiss is pending and discovery is ongoing.  The Company has also demanded from the Sponsors access to the books and records for the 111 West 57th Property which the Sponsors have refused, claiming they have provided all books and records as required. For additional information, see Note 4, Note 9 and Note 11.

For additional information with regard to, among other items, recent developments concerning the Company's investment in the 111 West 57th Property, information concerning the junior mezzanine lender declaration of an event of default and its proposal to take control of the collateral pledged by the junior mezzanine borrower and therefore, the Company's entire interest in the 111 West 57th Street Property, the Company's request for injunctive relief, and the NY Court's issuance of a temporary restraining order pending a preliminary injunction hearing, see Note 4, Note 9, and Note 11.

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

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources together with the borrowings and line of credit from Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") as further discussed in Note 10 herein, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

With respect to its current disputes and litigation relating to its interest in the 111 West 57th Property, the Company will continue to pursue all available legal courses of action as well as considering other possible economic strategies, including the possible sale of the Company's investment interest in the 111 West 57th Property. The Company is negotiating with all potential parties to protect the Company's interests. Additionally, the Company is pursuing alternative financial resources to help finance current and future litigation in the courts to protect the Company's investment value, including negotiating possible contingency arrangements with legal counsel and/or raising capital for the Company to pursue its legal rights.

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company's condensed consolidated financial statements.

Note 2 – Summary of Significant Accounting Policies

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

June 30, 2017
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

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of June 30, 2017, has not been impaired; and therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

Note 4 – Investment in 111 West 57th Partners LLC

On June 28, 2013, 111 West 57th Investment LLC, ("Investment LLC"), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, (the "Sponsors"), pursuant to which Investment LLC invested (the "Investment") in a real estate development property to purchase and develop the 111 West 57th Street Property (the "111 West 57th Property").  In consideration for making the Investment, Investment LLC was granted a membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date").  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture. The Joint Venture plans to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

Amounts relating to the Company's initial investment and other information relating to the 111 West 57th Property are as follows:

($ in thousands)
Company's aggregate initial investment	$57,250
Company's aggregate initial membership interest %	60.3%
Other members and Sponsor initial investment	$37,750
Approximate gross square feet of project	346,000

On June 30, 2015, 111 West 57th Partners obtained financing for the 111 West 57th Property.  The financing was obtained in two parts: (i) a first mortgage construction loan with AIG Asset Management (US), LLC (along with its affiliates "AIG"); and (ii) a mezzanine loan with Apollo Commercial Real Estate Finance, Inc. (along with its affiliates "Apollo"), as detailed herein below.  Both loans have a four-year term with a one-year extension option subject to satisfying certain conditions.  The loan agreements (the "Loan Agreements") also include customary events of default and other customary terms and conditions.  Simultaneously with the closing of the AIG and the Apollo financing, 111 West 57th Partners repaid all outstanding liabilities and obligations to Annaly CRE, LLC under the initial mortgage and acquisition loan agreement, dated June 28, 2013, between 111 West 57th Partners and Annaly CRE, LLC.  The remaining loan proceeds will be drawn down and used as necessary for construction and related costs, loan interest escrow and other related project expenses for development of the 111 West 57th Property.

Information relating to the June 30, 2015 financing for 111 West 57th Partners is as follows:

(in thousands)
Financing obtained by 111 West 57th Partners - AIG	$400,000
Financing obtained by 111 West 57th Partners - Apollo	325,000
Annaly CRE LLC initial mortgage and acquisition loan repaid	$230,000

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

The Company made additional capital contributions to the Joint Venture as indicated below:

(in thousands)	Six Months Ended June 30, 2017
Capital contributions	$-

In accordance with the JV Agreement, Shortfall Capital Contributions may be treated either as a member loan or as a dilutive capital contribution by the funding party valued at one and one-half times the amount actually contributed.  The Sponsors deemed the Shortfall Capital Contributions as dilutive capital contributions to the Company.  The Company disagrees with the Sponsors' investment percentage calculations. The Sponsors have taken the position that the Capital Contribution Requests, if taken together, would cause the Company's combined ownership percentage to be diluted to approximately 48%. The parties have a dispute with regard to the calculation of the revised investment percentages resulting from the Capital Contribution Requests, along with the treatment and allocation of these Shortfall Capital Contribution amounts.

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, ("AmBase v. 111 West 57th Sponsor LLC, et al.") (the "111 West 57th Action").  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC.  AmBase alleges in that action, among other claims, that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, to develop the 111 West 57th Street Property and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. The complaint also alleges that defendants have failed to honor the exercise of AmBase's contractual "equity put right" as set forth in the JV Agreement (the "Equity Put Right"). AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties' rights, an accounting and a constructive trust over distributions received by the Defendants.  The complaint in this action has been filed, a motion to dismiss is pending and discovery is ongoing.  The Company has also demanded from the Sponsors access to the books and records for the 111 West 57th Property which the Sponsors have refused, claiming they have provided all books and records as required. For additional information, see Note 9 – Legal Proceedings.

The Sponsors have proposed for approval a "proposed budget" (the "Proposed Budget"), which the Sponsors claim represents an increase to the aggregate of hard cost line items of an amount slightly below the Equity Put Right threshold amount and a further increase in other costs thus resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its Equity Put Right. Consequently, subsequent to the Sponsors' presentation of the Proposed Budget, Investment LLC notified the Sponsors that it was exercising its Equity Put Right pursuant to the JV Agreement. As previously disclosed, the Sponsors have refused to honor the exercise of Investment LLC's Equity Put Right. The Sponsors claim, among other things, that the conditions precedent have not been met in that the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow exercise of the Equity Put Right.

The Company further contends that a portion of the Proposed Budget increases represent manager overruns (as defined in the JV Agreement) and thus should be paid for by the Sponsors. The Sponsors deny that the Proposed Budget increases are manager overruns. The Company continues to challenge the nature and substance of the Proposed Budget increases and how they should be treated pursuant to the JV Agreement.

As a result of the projected Proposed Budget increase, the Sponsors have claimed that additional borrowings of $60 million to $100 million may be needed to complete the project. In addition, the Company had been informed by the Sponsors, that Apollo had indicated that due to budget increases, it believes the current loan has been "out of balance" (meaning, according to Apollo, the projected budget exceeds the original budget approved in connection with the loan); and thus 111 West 57th Partners LLC ("111 West 57th Partners"), or its subsidiaries would need additional funding in order to bring the loan back into balance. The Company has considered approving the additional financing, but has informed the Sponsors that it has concerns about the Proposed Budget and the implications of the Proposed Budget, as well as other questions that must be addressed first. Apollo had previously provided loan forbearances to the borrowers and guarantors in order to allow the Sponsors time (while the building continues to be built) to raise the additional financing which it claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo had sold $25 million of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC, ("Spruce") (the "Junior Mezzanine Loan").

On June 30, 2017, Spruce declared an event of default under the Junior Mezzanine Loan now held by it and demanded immediate payment of the full outstanding balance of the Junior Mezzanine Loan.  By letter dated July 7, 2017, Spruce gave notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members' collective interest in the property) in full satisfaction of the joint venture's indebtedness under the junior mezzanine loan (i.e., a "Strict Foreclosure"). The Company informed the Sponsors that they objected to Spruce's proposal and demanded that the Sponsors inform the Company as to how they intended to respond on behalf of the junior mezzanine borrower. The Sponsors refused to commit to filing an objection on behalf of the junior mezzanine borrower. Thus, on July 23, 2017, the Company sent Spruce a letter objecting to the Strict Foreclosure on behalf of Investment LLC. Spruce likewise gave no indication that it would honor the Company's objection.

By accepting the pledged collateral, Spruce would have taken control of the collateral pledged by the junior mezzanine borrower, and therefore, the Company's entire interest in the 111 West 57th Street Property, representing practically all of the Company's equity investment in the 111 West 57th Street project.

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsors and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the "NY Court") Index No. 655031/2017, (the "111 West 57th Spruce Action"). The defendants in the 111 West 57th TRO action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, "Defendants") and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.

On July 26, 2017, the Court issued a temporary restraining order barring Spruce from accepting the collateral pending a preliminary injunction hearing scheduled for August 14, 2017.

Since the Company is not party to the Loan Agreements, it does not have access to communications with the lenders, except for those individual communications the Sponsors have elected to share.  The Company has continued to demand access to such information, including access to the books and records for the 111 West 57th Property both under the JV Agreement and as part of the 111 West 57th Action and the 111 West 57th Spruce Action.

For additional information with regard to, among other items, recent developments concerning the Company's investment in the 111 West 57th Property, information concerning the junior mezzanine lender declaration of an event of default and its proposal to take control of the collateral pledged by the junior mezzanine borrower and therefore, the Company's entire interest in the 111 West 57th Street Property, the Company's request for injunctive relief, and the NY Court's issuance of a temporary restraining order pending a preliminary injunction hearing, see Note 9 and Note 11.

With respect to its current disputes and litigation relating to its interest in the 111 West 57th Property, the Company will continue to pursue all available legal courses of action as well as considering other possible economic strategies, including the possible sale of the Company's investment interest in the 111 West 57th Property. The Company is negotiating with all potential parties to protect the Company's interests. Additionally, the Company is pursuing alternative financial resources to help finance current and future litigation in the courts to protect the Company's investment value, including negotiating possible contingency arrangements with legal counsel and/or raising capital for the Company to pursue its legal rights.

The Company can give no assurances regarding the outcome of the matters described above, including as to whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation, or as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, or as to the completion or ultimate success of the project, or the value or ultimate realization of any portion of the Company's equity interest in the 111 West 57th Street Property.

The Company has recorded the investment in 111 West 57th Partners utilizing the equity method of accounting, as pursuant to the various agreements the Company has significant influence, but does not have control, as defined under GAAP. Accordingly, the results of operations of 111 West 57th Partners are included in equity income (loss) in the Company's condensed consolidated statements of operations.  As of June 30, 2017, the Company's carrying amount of its investment in 111 West 57th Partners, as noted in the Company's condensed consolidated balance sheet, is greater than the Company's equity in the underlying net assets of 111 West 57th Partners by $867,000, categorized as goodwill, due to a difference resulting from the reduction in equity for syndication fees paid relating to 111 West 57th Partners.  The Company reviews its investments and ownership interests recorded under the equity method for impairment on a regular basis and if events or changes in circumstances indicate that a loss in the value of its investment may be other than temporary. Based on the Company's analysis, the Company believes, there was no impairment on the Company's equity method investment for the periods ended June 30, 2017.

The following tables present summarized financial information for the Company's equity method investment in 111 West 57th Partners.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	June 30, 2017	December 31, 2016
Real estate held for development, net	$635,676	$563,133
Escrow deposits	9,250	9,000
Other assets	14,374	6,908
Total assets	$659,300	$579,041
Liabilities:
Loans payable	$518,961	$441,749
Other liabilities	19,876	16,788
Total liabilities	538,837	458,537
Equity:
Total members' equity	120,463	120,504
Total liabilities and members' equity	$659,300	$579,041

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Rental income	$-	$-	$-	$-
Expenses	10	179	41	829
Net income (loss)	$(10)	$(179)	$(41)	$(829)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Company matching contributions	$3	$2	$15	$25
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Six Months Ended June 30, 2017
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	June 30, 2017
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Information relating to the Company's 1993 Plan is as follows:

Period Ending
(in thousands)	June 30, 2017	December 31, 2016
Stock option grants	-	-
Stock options exercisable	-	-
Stock options outstanding	-	-

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	June 30, 2017
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Federal – current	$-	$-	$-	$-
State – current	3	35	6	70
Total current	3	35	6	70

Federal – deferred	-	-	-	-
State - deferred	-	-	-	-
Total deferred	-	-	-	-

Income tax expense (benefit)	$3	$35	$6	$70

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes	0.3	4.5	0.3%	3.7%
Permanent differences	-	-	-	-
Other	-	-	-	-
Change in valuation allowance	(35.0)	(35.0)	(35.0)%	(35.0)%
Effective income tax rate	0.3%	4.5%	0.3%	3.7%

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

State income tax amounts for the three and six months ended June 30, 2017, and the three and six months ended June 30, 2016, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

The state NOL carryforwards as of December 31, 2016,are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,800,000
2013	2033	2,700,000
2014	2034	4,200,000
2015	2035	4,100,000
2016	2036	2,800,000
		$15,600,000

The Company has calculated a deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	June 30, 2017	December 31, 2016
Deferred tax asset	$37,300,000	$36,400,000
Valuation allowance	(37,300,000)	(36,400,000)
Net deferred tax asset recognized	$-	$-

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

The Company is a party to a lawsuit as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, ("AmBase v. 111 West 57th Sponsor LLC, et al.") (the "111 West 57th Action").  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC.  AmBase alleges in that action, among other claims, that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, to develop the 111 West 57th Street Property and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. The complaint also alleges that defendants have failed to honor the exercise of AmBase's contractual "equity put right" as set forth in the JV Agreement (the "Equity Put Right"). AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties' rights, an accounting and a constructive trust over distributions received by the Defendants.  The complaint in this action has been filed, a motion to dismiss is pending and discovery is ongoing The Company has also demanded from the Sponsors access to the books and records for the 111 West 57th Property which the Sponsors have refused, claiming they have provided all books and records as required.

AmBase Corp., et al. v. Spruce Capital Partners, et al. In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the "111 West 57th Spruce Action"). The defendants in the 111 West 57th TRO action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, "Defendants") and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.   Spruce had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members' collective interest in the property) in full satisfaction of the joint venture's indebtedness under the Junior Mezzanine Loan (i.e., a "Strict Foreclosure"). After the Sponsors refused to object to Spruce's proposal on behalf of the junior mezzanine borrower, and Spruce refused to commit to honor Investment LLC's objection on its own behalf, the Company initiated this litigation to obtain injunctive relief halting the Strict Foreclosure. On July 26, 2017, the Court issued a temporary restraining order barring Spruce from accepting the collateral pending a preliminary injunction hearing scheduled for August 14, 2017. For additional information on the events leading to this litigation see Note 4.

Since the Company is not party to the Loan Agreements, it does not have access to communications with the lenders, except for those individual communications the Sponsors have elected to share.  The Company has continued to demand access to such information both under the JV Agreement and as part of the 111 West 57th Action and the 111 West 57th Spruce Action.

With respect to its current disputes and litigation relating to its interest in the 111 West 57th Property, the Company will continue to pursue all available legal courses of action as well as considering other possible economic strategies, including the possible sale of the Company's investment interest in the 111 West 57th Property. The Company is negotiating with all potential parties to protect the Company's interests. Additionally, the Company is pursuing alternative financial resources to help finance current and future litigation in the courts to protect the Company's investment value, including negotiating possible contingency arrangements with legal counsel and/or raising capital for the Company to pursue its legal rights.

For additional information with regard to, among other items, recent developments concerning the Company's investment in the 111 West 57th Property, information concerning the junior mezzanine lender declaration of an event of default and its proposal to take control of the collateral pledged by the junior mezzanine borrower and therefore, the Company's entire interest in the 111 West 57th Street Property, the Company's request for injunctive relief, and the NY Court's issuance of a temporary restraining order pending a preliminary injunction hearing, see Note 4 and Note 11.

The Company can give no assurances regarding the outcome of the matters described above, including as to whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation, or as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, or as to the completion or ultimate success of the project, or the value or ultimate realization of any portion of the Company's equity interest in the 111 West 57th Street Property. For additional information on the Company's investment in the 111 West 57th Property see Note 4 and Note 11.

Note 10 – Loans Payable

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

Pursuant to the WC Agreement, Mr. R. A. Bianco made loans to the Company for use as working capital.  The loans are due on the earlier of the date the Company receives funds from any source sufficient to pay all amounts due under the loans, including accrued interest thereon, or the due date noted below.  Accrued interest payable associated with the loans are included in accounts payable and accrued liabilities in the Company's condensed consolidated balance sheet.

Information regarding the loans payable is as follows:

Date of Loan		Rate	Due Date	June 30, 2017	December 31, 2016
Loan payable	January 2017	5.25%	December 31, 2019	$500,000	$-
Loan payable	April 2017	5.25%	December 31, 2019	500,000	-
Loan payable	June 2017	5.25%	December 31, 2019	500,000	-
				$1,500,000	$-

Information regarding accrued interest expense on the loans payable is as follows:

(in thousands)	June 30, 2017	December 31, 2016
Accrued interest expense	$18	$-

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as discussed in Note 4 herein.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2017, through the report issuance date.

For additional information with regard to, among other items, recent developments concerning the Company's investment in the 111 West 57th Property, information concerning the junior mezzanine lender declaration of an event of default and its proposal to take control of the collateral pledged by the junior mezzanine borrower and therefore, the Company's entire interest in the 111 West 57th Street Property, the Company's request for injunctive relief, and the NY Court's issuance of a temporary restraining order pending a preliminary injunction hearing, see Note 4 and Note 9.

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

The Company's assets currently consist primarily of cash and cash equivalents, an equity investment in a real estate development property and real estate owned.  The Company owns an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). As further discussed herein below and in Part I – Item 1 - Note 4, Note 9 and Note 11 to the Company's condensed consolidated financial statements, the Company is engaged in material disputes and litigation with the sponsor of the joint venture and a mezzanine lender to the joint venture. The Company is otherwise engaged in the management of its assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at June 30, 2017, aggregated $65,857,000, consisting principally of cash and cash equivalents of $358,000, an equity investment in a real estate development property of $63,745,000 and real estate owned, net of $1,656,000.  At June 30, 2017, the Company's liabilities aggregated $2,440,000.  Total stockholders' equity was $63,417,000.

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

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has also made significant investments in the 111 West 57th Street Property since 2013.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources together with the borrowings and the line of credit from Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") as noted herein, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief, including a declaration of the parties' rights, an accounting, and a constructive trust over distributions received by the Defendants. For additional information, see Part I – Item 1 – Note 4, Note 9 and Note 11 to the Company's condensed consolidated financial statements.

For additional information with regard to, among other items, recent developments concerning the Company's investment in the 111 West 57th Property, information concerning the junior mezzanine lender declaration of an event of default and its proposal to take control of the collateral pledged by the junior mezzanine borrower and therefore, the Company's entire interest in the 111 West 57th Street Property, the Company's request for injunctive relief, and the NY Court's issuance of a temporary restraining order pending a preliminary injunction hearing, see Part I – Item 1 – Note 4, Note 9, and Note 11, to the Company's condensed consolidated financial statements.

With respect to its current disputes and litigation relating to its interest in the 111 West 57th Property, the Company will continue to pursue all available legal courses of action as well as considering other possible economic strategies, including the possible sale of the Company's investment interest in the 111 West 57th Property. The Company is negotiating with all potential parties to protect the Company's interests. Additionally, the Company is pursuing alternative financial resources to help finance current and future litigation in the courts to protect the Company's investment value, including negotiating possible contingency arrangements with legal counsel and/or raising capital for the Company to pursue its legal rights. For additional information, see Part I – Item 1 – Note 4, Note 9 and Note 11 to the Company's condensed consolidated financial statements.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time (the "WC Agreement").  A copy of the WC Agreement was filed as exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2016.  Pursuant to the WC Agreement, Mr. R. A. Bianco made a $500,000 loan to the Company in January 2017 and an additional $500,000 loan in April 2017 for use as working capital.  The loans accrue interest at 5.25% per annum and are due on the earlier of the date the Company receives funds from any source sufficient to pay all amounts due under the loans, including accrued interest thereon, or December 31, 2019.  A copy of such agreements are filed as exhibits to the Company's previously filed periodic filings.

In June 2017, Mr. R. A. Bianco made an additional $500,000 loan to the Company for use as working capital in accordance with the same terms of the loans payable noted above.  A copy of the loan agreement is filed as exhibit 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2017.

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as noted below and as discussed in Part I – Item 1 – Note 4 to the Company's condensed consolidated financial statements.

For the six months ended June 30, 2017, cash of $1,728,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2017, were satisfied by the loan from Mr. R.A. Bianco as noted above and Company's financial resources.

For the six months ended June 30, 2016, cash of $1,630,000 was used by operations, for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2016, were principally satisfied by the Company's financial resources.

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

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of June 30, 2017, has not been impaired.

Accounts payable and accrued liabilities as of June 30, 2017, increased from December 31, 2016, principally as a result of current period accruals including $18,000 of accrued interest expense relating to the loan payable to Mr. R. A. Bianco.

There are no other material commitments for capital expenditures as of June 30, 2017. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2017 vs. the Three Months and Six Months Ended June 30, 2016

The Company recorded a net loss of $1,072,000 or $0.03 per share and $2,442,000 or $0.06 per share in the three months and six months ended June 30, 2017 respectively, compared to a net loss of $819,000 or $0.02 per share and $1,963,000 or $0.05 per share in the respective 2016 periods.

Compensation and benefits were $278,000 and $602,000 in the three months and six months ended June 30, 2017, respectively compared to $356,000 and $830,000 in the respective 2016 periods.  No stock based compensation expense was recorded in the six months ended June 30, 2017 or June 30, 2016.  The decrease in the 2017 three month and six month periods is due to a decrease in incentive compensation accruals in the 2017 periods versus the comparable 2016 periods.

Professional and outside services increased to $624,000 and $1,528,000 in the three months and six months ended June 30, 2017, compared to $193,000 and $302,000 in the respective 2016 periods.  The increase in the 2017 periods as compared to the 2016 periods is principally the result of a higher level of legal and professional fees incurred in 2017 in connection with the Company's legal proceedings relating to the Company's investment in the 111 West 57th property.

Property operating and maintenance expenses were $38,000 and $71,000 for the three months and six months ended June 30, 2017, compared to $29,000 and $62,000 in the respective 2016 periods.  The decreased expense in the six months ended June 30, 2017 compared to the respective 2016 period is due to a decrease in the overall level of repairs and maintenance expenses.

Insurance expenses increased to $49,000 and $85,000 in the three months and six months ended June 30, 2017, compared to $45,000 and $81,000 in the respective 2016 periods.  The increase is generally due to an increase in insurance coverage levels and insurance premium costs

Other operating expenses were $48,000 and $83,000 in the three and six months ended June 30, 2017, compared with $41,000 and $94,000 in the respective 2016 periods.  The decrease in the June 30, 2017 six month period is due to a general lower level of related expenses including decreased Delaware franchise tax expenses in the 2017 period.

Interest expense of $13,000 and $18,000 in the three months and six months ended June 30, 2017, represents accrued interest expense on the loan payable to Mr. R. A. Bianco.  See Part I – Item 1 - Note 10 to the Company's condensed consolidated financial statements for further information.

Equity income (loss) - 111 West 57th Partners of $7,000 and $25,000 for the three months and six months ended June 30, 2017, respectively represents the Company's share of the 111 West 57th Partners' loss for the periods indicated versus $108,000 for the three months ended June 30, 2016, and $500,000 for the six months ended June 30, 2016. The equity loss in the 2017 and 2016 periods is due to sales and marketing expenses incurred. Beginning January 1, 2015, all tenants had vacated the building and expenses incurred for the building's operations are being capitalized as part of development costs.

The Company recognized income tax provisions of $3,000 and $6,000 for the three months and six months ended June 30, 2017, respectively, as compared with income tax provisions of $35,000 and $70,000 for the three months and six months ended June 30, 2016, respectively.  The income tax provisions for the 2017 periods and 2016 periods are attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2017.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

In June 2017, Mr. R. A. Bianco made an additional loan of $500,000 to the Company for use as working capital in accordance with the same terms of the previous loan payable agreements.  A copy of the loan agreement is filed as Exhibit 10.4, hereto. in lieu of under Items 1.01 and 9.01 of Form 8-K.

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

10.3 10.4*
Loan Agreement dated April 2017, between Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco') and the Company.
Loan Agreement dated June 2017, between Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") and the Company.

31.1 *	Rule 13a-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a-14(a) Certification of Chief Financial Officer
32.1 *	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer
101.1 *
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

_______________
*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 11, 2017