Form 10-Q
period 2017-09-30
AMBASE CORP
filed 2017-11-14
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

At October 31, 2017, there were 40,737,751 shares outstanding of the registrant's common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2017

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Compensation and benefits	$304	$382	$906	$1,212
Professional and outside services	703	482	2,231	784
Property operating and maintenance	34	31	105	93
Depreciation	12	12	36	36
Insurance	32	45	117	126
Other operating	39	59	122	153
Total operating expenses	1,124	1,011	3,517	2,404
Operating income (loss)	(1,124)	(1,011)	(3,517)	(2,404)

Interest income	-	-	-	-
Interest expense	(20)	-	(38)	-
Other income	-	128	-	128
Impairment of equity investment in 111 West 57th Partners LLC	(63,745)	-	(63,745)	-
Equity income (loss) – 111 West 57th Partners LLC	-	(49)	(25)	(549)
Income (loss) before income taxes	(64,889)	(932)	(67,325)	(2,825)

Income tax expense (benefit)	-	(220)	6	(150)
Net income (loss)	$(64,889)	$(712)	$(67,331)	$(2,675)

Net income (loss) per common share - basic	$(1.59)	$(0.02)	$(1.65)	$(0.07)
Net income (loss) per common share - assuming dilution	$(1.59)	$(0.02)	$(1.65)	$(0.07)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738
Weighted average common shares outstanding - assuming dilution	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	September 30, 2017	December 31, 2016
Cash and cash equivalents	$54	$586
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	810	774

Real estate owned, net	1,644	1,680

Investment in 111 West 57th Partners LLC	-	63,770
Other assets	89	166
Total assets	$1,787	$66,202

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$1,109	$343
Loan payable - related party	1,650	-
Other liabilities	-	-

Total liabilities	2,759	343

Litigation funding agreement (Note 10)	500	-
Commitments and contingencies (Note 9)

Stockholders' Equity:
Common stock ($0.01 par value, 85,000 authorized in 2017, and 85,000 authorized in 2016, 46,410 issued and 40,738 outstanding in 2017 and 46,410 issued and 40,738 outstanding in 2016)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(545,072)	(477,741)
Treasury stock, at cost – 2017 - 5,672 shares and 2016 – 5,672 shares	(5,168)	(5,168)
Total stockholders' equity (deficit)	(1,472)	65,859

Total liabilities and stockholders' equity (deficit)	$1,787	$66,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income (loss)	$(67,331)	$(2,675)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	36	36
Other income	-	(128)
Impairment of equity investment in 111 West 57th Partners LLC	63,745	-
Equity (income) loss - 111 West 57th Partners LLC	25	549
Changes in operating assets and liabilities:
Other assets	77	(306)
Accounts payable and accrued liabilities	766	60
Other liabilities	-	-
Net cash provided (used) by operating activities	(2,682)	(2,464)

Cash flows from financing activities:
Proceeds from loan payable	1,650	-
Proceeds from litigation funding agreement	500	-
Proceeds from (investment in) real estate limited partnership	-	263
Net cash provided (used) by financing activities	2,150	263

Net change in cash and cash equivalents	(532)	(2,201)
Cash and cash equivalents at beginning of period	586	3,303
Cash and cash equivalents at end of period	$54	$1,102
Supplemental cash flow disclosure:
Income taxes paid	$16	$103

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

The Company's assets currently consist primarily of cash and cash equivalents and real estate owned.  The Company is otherwise engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York (the "111 West 57th Property").  The Company is engaged in material disputes and litigation with the sponsor of the joint venture and a mezzanine lender to the joint venture. In August 2017, the junior mezzanine lender ("Spruce") issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness in which Spruce claims to have retained the collateral securing the junior mezzanine loan (the "Strict Foreclosure")

Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the third quarter ended September 30, 2017. The carrying value of the Company's equity investment in the 111 West 57th Property represented substantially all of the Company's assets and net equity value. The Company has an appeal pending on its challenge to the Strict Foreclosure which has not yet been resolved. The Company is and will continue to vigorously pursue the recovery of its asset value from all sources of recovery. For additional information see Note 4 and Note 9.

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

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has made significant investments in the 111 West 57th Street Property since 2013.  As further discussed below and in Note 4 and Note 9 herein, in the third quarter ended September 30, 2017, the Company recorded an impairment of its equity investment in the 111 West 57th Property. The carrying value of the Company's equity investment in the 111 West 57th Property represented substantially all of the Company's assets and net equity value. The Company has an appeal pending on its challenge to the strict foreclosure which has not yet been resolved. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources, together with the borrowings and line of credit from Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") as further discussed in Note 11 herein, may not be sufficient to cover operating cash needs through the twelve-month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long-term borrowings, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long-term borrowings.  There can be no assurance that the Company will be able to attain such financing at terms acceptable to the Company, if at all.

In September 2017, the Company and Mr. R. A. Bianco entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company's litigation expenses in connection with the 111 West 57th Property (the "Litigation Funding Agreement").  For additional information including the terms of the Litigation Funding Agreement, see Note 10 herein.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company's interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company's investment value and/or protect its legal rights.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce's actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company's investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, as to the completion or ultimate success of the project, or the value or ultimate realization of any portion of the Company's equity investment in the 111 West 57th Street Property.  For additional information on the Company's investment in the 111 West 57th Property and the Company's legal actions related thereto, see Note 4 and Note 9.

While the Company's management is evaluating future courses of action to recover the value of the Company's equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful in recovering value for the Company. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company's financial condition and future prospects.

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

September 30, 2017
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

The Company performs impairment tests on a regular basis and if events or circumstances indicate that the property's carrying value may not be recoverable.  Based on the Company's analysis, the Company believes the carrying value of the real estate owned as of September 30, 2017, has not been impaired; and therefore, the carrying value of the asset is fully recoverable by the Company.  The building is carried at cost, net of accumulated depreciation.

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York (the "111 West 57th Property").  The Company is engaged in material disputes and litigation with the sponsor of the joint venture and a mezzanine lender to the joint venture. In August 2017, the junior mezzanine lender ("Spruce") issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness, in which Spruce claims to have retained the collateral securing the junior mezzanine loan (the "Strict Foreclosure").

Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in the third quarter ended September 30, 2017. The carrying value of the Company's equity investment in the 111 West 57th Property represented substantially all of the Company's assets and net equity value.

The Company has an appeal pending on its challenge to the Strict Foreclosure which has not yet been resolved. The Company is and will continue to vigorously pursue the recovery of its asset value from all sources of recovery. See Note 9 for further information.

See below for additional information with regard to background information regarding the Company's 111 West 57th Property equity investment in the 111 West 57th Property and events leading up to the Strict Foreclosure, as follows:

In June 2013, 111 West 57th Investment LLC, ("Investment LLC"), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, (the "Sponsors"), pursuant to which Investment LLC invested (the "Investment") in a real estate development property to purchase and develop the 111 West 57th Street Property (the "111 West 57th Property").  In consideration for making the Investment, Investment LLC was granted a membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date").  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture.  The Joint Venture plans to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

Amounts relating to the Company's initial June 2013 investment and other information relating to the 111 West 57th Property are as follows:

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

During 2014, in connection with the funding of additional capital calls under the JV Agreement for required borrowing and development costs for the 111 West 57th Property, the Company's management and its Board of Directors concluded that, given the continuing development risks of the 111 West 57th Property and the Company's financial position, the Company should not at that time increase its already significant concentration and risk exposure to the 111 West 57th Property.  Nonetheless, the Company sought to limit dilution of its interest in the Joint Venture resulting from any failure to fund the capital call requirements, but at the same time wished to avoid the time, expense and financial return requirements (with attendant dilution and possible loss of voting rights) that obtaining a replacement third-party investor would require. The Company therefore entered into a second amended and restated operating agreement for Investment LLC ("Second Amended and Restated Investment Operating Agreement") pursuant to which Capital LLC was admitted as a member of Investment LLC. In exchange for Capital LLC contributing toward Investment LLC capital calls in respect of the 111 West 57th Property, available cash of Investment LLC will be distributed first to Capital LLC until it has received a 20% internal rate of return (calculated as provided for in the JV Agreement as noted above), second to the Company until it has received 150% of its capital, and; thereafter, available cash is split 10/90 with 10% going to Mr. R.A. Bianco as the subordinated participation interest noted above and 90% going to Capital LLC and the Company pari-passu, with Capital LLC receiving one-half of its pro-rata share based on capital contributed and the Company receiving the balance. No other material changes were made to the Amended and Restated Investment Operating Agreement, and neither Mr. R. A. Bianco nor Capital LLC has any voting rights with respect to their interest and investment in Investment LLC.

In accordance with the JV Agreement, Shortfall Capital Contributions may be treated either as a member loan or as a dilutive capital contribution by the funding party valued at one and one-half times the amount actually contributed.  The Sponsors deemed the Shortfall Capital Contributions as dilutive capital contributions to the Company.  The Company disagrees with the Sponsors' investment percentage calculations. The Sponsors have taken the position that the Capital Contribution Requests, if taken together, would have caused the Company's combined ownership percentage to be diluted to approximately 48%. The parties have a dispute with regard to the calculation of the revised investment percentages resulting from the Capital Contribution Requests, along with the treatment and allocation of these Shortfall Capital Contribution amounts.

On June 30, 2015, 111 West 57th Partners obtained financing for the 111 West 57th Property.  The financing was obtained in two parts: (i) a first mortgage construction loan with AIG Asset Management (US), LLC (along with its affiliates "AIG"); and (ii) a mezzanine loan with Apollo Commercial Real Estate Finance, Inc. (along with its affiliates "Apollo"), as detailed herein below.  Both loans have a four-year term with a one-year extension option subject to satisfying certain conditions.  The loan agreements (the "Loan Agreements") also include customary events of default and other customary terms and conditions.  Simultaneously with the closing of the AIG and the Apollo financing, 111 West 57th Partners repaid all outstanding liabilities and obligations to Annaly CRE, LLC under the initial mortgage and acquisition loan agreement, dated June 28, 2013, between joint venture entities and Annaly CRE, LLC.  The remaining loan proceeds were to be drawn down and used as necessary for construction and related costs, loan interest escrow and other related project expenses for development of the 111 West 57th Property.

Information relating to the June 30, 2015 financing for 111 West 57th Partners is as follows:

(in thousands)
Financing obtained by 111 West 57th Partners - AIG	$400,000
Financing obtained by 111 West 57th Partners - Apollo	$325,000
Annaly CRE LLC initial mortgage and acquisition loan repaid	$230,000

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, ("AmBase v. 111 West 57th Sponsor LLC, et al.") (the "111 West 57th Action").  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC.  AmBase alleges in that action, among other claims, that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. The complaint also alleges that defendants have failed to honor the exercise of AmBase's contractual "equity put right" as set forth in the JV Agreement (the "Equity Put Right"). AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties' rights, an accounting and a constructive trust over distributions received by the Defendants.  The complaint in this action has been filed, a motion to dismiss is pending and discovery is ongoing.  The Company has also demanded from the Sponsors access to the books and records for the 111 West 57th Property which the Sponsors have refused, claiming they have provided all books and records as required. For additional information, see Note 9.

The Sponsors proposed for approval a "proposed budget" (the "Proposed Budget"), which the Sponsors claim represented an increase to the aggregate of hard cost line items of an amount slightly below the Equity Put Right threshold amount and a further increase in other costs thus resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its Equity Put Right. Consequently, subsequent to the Sponsors' presentation of the Proposed Budget, Investment LLC notified the Sponsors that it was exercising its Equity Put Right pursuant to the JV Agreement. The Sponsors have refused to honor the exercise of Investment LLC's Equity Put Right. The Sponsors claim, among other things, that the conditions precedent were not met in that the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow exercise of the Equity Put Right.

The Company further contends that a portion of the Proposed Budget increases should be manager overruns (as defined in the JV Agreement) and thus should be paid for by the Sponsors. The Sponsors deny that the Proposed Budget increases were manager overruns. The Company continues to challenge the nature and substance of the Proposed Budget increases and how they should be treated pursuant to the JV Agreement.

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

As a result of the projected Proposed Budget increase, the Sponsors claimed that additional borrowings of $60 million to $100 million were needed to complete the project. In addition, the Company had been informed by the Sponsors, that Apollo had indicated that due to budget increases, it believed the current loan had been "out of balance" (meaning, according to Apollo, the projected budget exceeds the original budget approved in connection with the loan); and thus 111 West 57th Partners LLC ("111 West 57th Partners"), or its subsidiaries would need additional funding in order to bring the loan back into balance. The Company considered approving the additional financing, but informed the Sponsors that it  had concerns about the Proposed Budget and the implications of the Proposed Budget, as well as other questions which needed to  be addressed first. Apollo had previously provided loan forbearances to the borrowers and guarantors in order to allow the Sponsors time (while the building continued to be built) to raise the additional financing that it claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold $25 million of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC, ("Spruce") (the "Junior Mezzanine Loan").

On June 30, 2017, Spruce declared an event of default under the Junior Mezzanine Loan and demanded immediate payment of the full outstanding balance of the Junior Mezzanine Loan.  Spruce gave notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members' collective interest in the property) in full satisfaction of the joint venture's indebtedness under the Junior Mezzanine Loan (i.e., a "Strict Foreclosure").

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsors and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the "NY Court") Index No. 655031/2017, (the "111 West 57th Spruce Action"). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, "Defendants") and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.

Pursuant to the Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company's interest in the 111 West 57th Street Property.  That investment represents substantially all of the Company's assets and net equity value.  The Company's motion for a stay or injunctive relief pending appeal has not yet been resolved. 111 W57 Mezz Investor, LLC and Spruce Capital Partners LLC filed an opposition to that motion and the Company filed its reply brief. For additional information see Note 9.

As noted above, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the third quarter ended September 30, 2017. The Company is and will continue to vigorously pursue the recovery of its asset value from all sources of recovery. For additional information with regard to the Company's legal proceedings related to the 111 West 57th Property, see Note 9.

For information relating to the Litigation Funding Agreement entered into between the Company and Mr. Richard A. Bianco, the Company's President and Chief Executive Officer, see Note 10.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company's interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company's investment value and/or protect its legal rights.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce's actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company's investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, or as to the completion or ultimate success of the project, or the value or ultimate realization of any portion of the Company's equity investment in the 111 West 57th Street Property.

While the Company's management is evaluating future courses of action to recover the value of the Company's equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful in recovering value for the Company. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company's financial condition and future prospects.

The Company recorded its investment in 111 West 57th Partners utilizing the equity method of accounting. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the third quarter ended September 30, 2017. As a result, the operations of 111 West 57th only through June 30, 2017 are included in the Company's condensed consolidated operations for the year to date period ended September 30, 2017.

As a result of the matters described herein, the following tables present summarized financial information for 111 West 57th Partners solely for the periods indicated.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	December 31, 2016
Real estate held for development, net	$563,133
Escrow deposits	9,000
Other assets	6,908
Total assets	$579,041
Liabilities:
Loans payable	$441,749
Other liabilities	16,788
Total liabilities	458,537
Equity:
Total members' equity	120,504
Total liabilities and members' equity	$579,041

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2016

Rental income	$-	$-
Expenses	81	910
Net income (loss)	$(81)	$(910)

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

The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Company matching contributions	$3	$-	$15	$25
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Nine months ended September 30, 2017
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	September 30, 2017
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Information relating to the Company's 1993 Plan is as follows:

Period Ending
(in thousands)	September 30, 2017	December 31, 2016
Stock option grants	-	-
Stock options exercisable	-	-
Stock options outstanding	-	-

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan and other non-related employee benefit plans is as follows:

(in thousands)	September 30, 2017
1993 Stock Incentive Plan	4,320
Other employee benefit plan	110
Total common shares reserved for issuance	4,430

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

The components of income tax expense (benefit) are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Federal – current	$-	$-	$-	$-
State – current	-	(220)	6	(150)
Total current	-	(220)	6	(150)

Federal – deferred	-	-	-	-
State - deferred	-	-	-	-
Total deferred	-	-	-	-

Income tax expense (benefit)	$-	$(220)	$6	$(150)

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax at statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes	-	(23.6)	-	(5.3)
Permanent differences	-	-	-	-
Other	-	-	-	-
Change in valuation allowance	(35.0)	(35.0)	(35.0)	(35.0)
Effective income tax rate	-%	(23.6)%	-%	(5.3)%

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

State income tax amounts for the three months and nine months ended September 30, 2017, and the three and nine months ended September 30, 2016, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

The federal NOL carryforwards as of December 31, 2016, are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
2015	2035	4,200,000
2016	2036	3,400,000
		$40,200,000

AMT Credits available which are not subject to expiration are as follows:

Amount
AMT Credits	$21,000,000

Based on the Company's state tax returns as filed, the Company estimates that it has state NOL carryforwards available to reduce future state taxable income, which would expire if unused, as indicated below.

The state NOL carryforwards as of December 31, 2016,are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,800,000
2013	2033	2,700,000
2014	2034	4,200,000
2015	2035	4,100,000
2016	2036	3,200,000
		$16,000,000

The Company has calculated a deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	September 30, 2017	December 31, 2016
Deferred tax asset	$63,300,000	$36,400,000
Valuation allowance	(63,300,000)	(36,400,000)
Net deferred tax asset recognized	$-	$-

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

The Company is a party to a lawsuit as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, ("AmBase v. 111 West 57th Sponsor LLC, et al.") (the "111 West 57th Action").  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC.  AmBase alleges in that action, among other claims, that the Defendants engaged in an unlawful scheme to dilute AmBase's equity interest in the joint real estate venture 111 West 57th Partners, and to keep for themselves certain financing opportunities in breach of Defendants' contractual and fiduciary duties. The complaint also alleges that defendants have failed to honor the exercise of AmBase's contractual "equity put right" as set forth in the JV Agreement (the "Equity Put Right"). AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties' rights, an accounting and a constructive trust over distributions received by the Defendants.  The complaint in this action has been filed, a motion to dismiss is pending and discovery is ongoing. The Company has also demanded from the Sponsors access to the books and records for the 111 West 57th Property which the Sponsors have refused, claiming they have provided all books and records as required.  For additional information with regard to the Company's investment in the 111 West 57th Property, see Note 4.

AmBase Corp., et al. v. Spruce Capital Partners, et al. In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the "111 West 57th Spruce Action"). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, "Defendants") and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.

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

On July 26, 2017, the NY Court issued a temporary restraining order barring Spruce from accepting the collateral, pending a preliminary injunction hearing scheduled for August 14, 2017. Spruce and the Sponsors subsequently filed papers in opposition to the request for a preliminary injunction and cross-motions to dismiss and quash subpoenas. On August 14, 2017, the NY Court postponed the hearing until August 28, 2017, keeping the temporary restraining order preventing a Strict Foreclosure in effect until the August 28, 2017, hearing. Subsequently the Company filed response briefs in support of their request for injunctive relief halting the Strict Foreclosure process and briefs in opposition to the motions to quash the subpoenas.

On August 28, 2017, the NY Court held a preliminary injunction hearing, lifted the temporary restraining order, denied Plaintiffs' request for a preliminary injunction, and granted Defendants' cross-motions. In order to prevent the Strict Foreclosure process from going forward, the Company immediately obtained an interim stay from the New York Supreme Court Appellate Division, First Judicial Department ("Appellate Division"). That stay remained in place until four (4) P.M. August 29, 2017, permitting the Company to obtain an appealable order, notice an appeal, and move for a longer-term stay or injunctive relief pending appeal. The Appellate Division held a hearing on August 29, 2017, to consider the Company's motion for an interim stay or injunctive relief pending appeal, both of which it denied, thus allowing the purported Strict Foreclosure to move forward. The Company will continue to challenge the validity of the actions that led to this purported transfer of title, including appeal.

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By accepting the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company's interest in the 111 West 57th Street Property.  That investment represented substantially all of the Company's assets and net equity value.

The Company's motion for a stay or injunctive relief pending appeal has not yet been resolved. 111 W57 Mezz Investor, LLC and Spruce Capital Partners LLC filed an opposition to that motion on September 15, 2017, and the Company filed its reply brief on September 22, 2017.

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

For additional information with regard to the Company's recording of an impairment of its equity investment in the 111 West 57th Property; see Note 4.  The carrying value of the Company's equity investment in the 111 West 57th Property represented substantially all of the Company's assets and net equity value.

For information relating to the Litigation Funding Agreement entered into between the Company and Mr. Richard A. Bianco, the Company's President and Chief Executive Officer, see Note 10.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company's interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company's investment value and/or protect its legal rights.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce's actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company's investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, or as to the completion or ultimate success of the project, or the value or ultimate realization of any portion of the Company's equity investment in the 111 West 57th Street Property.

While the Company's management is evaluating future courses of action to recover the value of the Company's equity investment, the adverse developments make it uncertain as to whether any such courses of action will be successful in recovering value for the Company. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company's financial condition and future prospects.

Note 10 – Litigation Funding Agreement

In September 2017, the Company's executive officers and its Board of Directors concluded that it was in the Company's interest to obtain a litigation funding commitment to finance litigation with respect to the ongoing disputes with the Sponsors and the lenders in the 111 West 57th Street Property project, and to seek to recover value for the Company with respect to its equity investment in 111 West 57th Street Property, whether by direct recovery or from asserting claims against the Sponsors, their principals and/or certain of the lenders (collectively, "Future Recovery Litigation").

As a result of developments in the legal proceedings concerning the Company's equity investment in the 111 West 57th Property, the Company's interest to obtain a litigation funding commitment to finance litigation with respect to the ongoing disputes with the Sponsors and the lenders in the 111 West 57th Street Property project, and the Company's efforts to seek to recover value for the Company with respect to its equity investment in the 111 West 57th Property, the Company's Board of Directors negotiated and accepted an offer from Mr. Richard Bianco, its long-time chief executive officer, to provide a litigation fund of seven million dollars ($7,000,000) (along with additional amounts as may be necessary from time to time as agreed to by the Company and Mr. Bianco), to fund the Company's litigation expenses in connection with Future Recovery Litigation, (the "Litigation Funding Agreement").

In consideration of such financial commitment, the Litigation Funding Agreement provides that any financial recovery in such Future Recovery Litigation shall be distributed as follows:

i.	first, to reimburse Mr. Bianco on a dollar-for-dollar basis for any Company litigation expenses and/or other unpaid amounts advanced by him in connection with Future Recovery Litigation; and
ii.
thereafter, a percentage of the recovery to the Company and a percentage of the recovery to Mr. Bianco, respectively, (the "Recovery Sharing Ratio"); with the ratio and percentages of 30% to 45% depending on the length of time to obtain recovery.

The payment of the amounts pursuant to the Litigation Funding Agreement could become payable by the Company in the future based on the recovery by the Company of amounts relating to the 111 West 57th Property.  The recovery, by the Company, of any amounts are not within the control of the Company and cannot be predicted at this time, and therefore, the aggregate amounts funded pursuant to the Litigation Funding Agreement are presented in a temporary equity classification below total liabilities in the Company's condensed consolidated balance sheets for the periods presented, until such time that the legal proceedings or the Litigation Funding Agreement are concluded. The Company shall not be obligated to repay such funded amounts except as described herein.

Legal expenses incurred attributable to the Litigation Funding Agreement for the quarterly and year-to-date periods ended are included in the Company's condensed consolidated statement of operations as part of professional and outside services.

Included in professional and outside services are legal expenses attributable to the Litigation Funding Agreement as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Legal expenses attributable to the Litigation Funding Agreement	$1,169	-	$1,169	$-

In October 2017, Mr. R. A. Bianco funded an additional $700,000 of legal expenses pursuant to the Litigation Funding Agreement.

Note 11 – Loans Payable

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

Information regarding the loans payable is as follows:

Date of Loan		Rate	Due Date	September 30, 2017	December 31, 2016
Loan payable	January 2017	5.25%	December 31, 2019	$500,000	$-
Loan payable	April 2017	5.25%	December 31, 2019	500,000	$-
Loan payable	June 2017	5.25%	December 31, 2019	500,000	$-
Loan payable	September 2017	5.25%	December 31, 2019	150,000
				$1,650,000	$-

Information regarding accrued interest expense on the loans payable is as follows:

(in thousands)	September 30, 2017	December 31, 2016
Accrued interest expense	$38	$-

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as discussed in Note 4 herein and distinct from the Litigation Funding Agreement amounts as discussed in Note 10 herein.

In October 2017, pursuant to the WC Agreement, Mr. R.A. Bianco made an additional loan of $300,000 to the Company for use as working capital in accordance with the same terms of the loans payable noted above.

Note 12 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2017, through the report issuance date.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

This quarterly report, together with other statements and information publicly disseminated by the Company, may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in the Company's Annual Report on Form 10-K and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) risks with regard to the ability of the Company to continue as a going concern; (ii) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; (iii) risks arising from unfavorable decisions in tax, legal and/or other proceedings; (iv) transaction volume in the securities markets; (v) the volatility of the securities markets; (vi) fluctuations in interest rates; (vii) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (viii) changes in regulatory requirements which could affect the cost of doing business; (ix) general economic conditions; (x) risks with regard to whether or not the Company's current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date and/or continue operations; (xi) changes in the rate of inflation and the related impact on the securities markets; and xii changes in federal and state tax laws; These are not the only risks that we face.  There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and/or financial position.

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

BUSINESS OVERVIEW

AmBase Corporation ("AmBase" or the "Company") is a holding company which owns a commercial office building in Greenwich, Connecticut. The Company's assets currently consist primarily of cash and cash equivalents and real estate owned. The Company is otherwise engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). As further discussed herein below and in Part I – Item 1 - Note 4 and Note 9 to the Company's condensed consolidated financial statements, the Company is engaged in material disputes and litigation with the sponsor of the joint venture and a mezzanine lender to the joint venture. As further discussed below, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000, in the third quarter ended September 30, 2017. The carrying value of the Company's equity investment in the 111 West 57th Property represented substantially all of the Company's assets and net equity value.

LIQUIDITY AND CAPITAL RESOURCES

The Company's assets at September 30, 2017, aggregated $1,787,000 consisting principally of cash and cash equivalents of $54,000, and real estate owned, net of $1,644,000.  At September 30, 2017, the Company's liabilities aggregated $2,759,000.  In addition, the Company has a litigation funding amount of $500,000 as further discussed in Part I – Item 1 – Note 10 of the Company's condensed consolidated financial statements.  Total stockholders' equity was negative $1,472,000.

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

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company made significant investments in the 111 West 57th Street Property since 2013.  As further discussed herein, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the third quarter ended September 30, 2017.

The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources together with the borrowings and the line of credit from Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") as noted herein, may not be sufficient to cover operating cash needs through the twelve-month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long-term borrowings, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long-term borrowings.  There can be no assurance that the Company will be able to attain such financing at terms acceptable to the Company, if at all.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time (the "WC Agreement").  Pursuant to the WC Agreement, Mr. R. A. Bianco made several loans to the Company aggregating $1,650,000 as of September 30, 2017 for use as working capital.  The loans accrue interest at 5.25% per annum and are due on the earlier of the date the Company receives funds from any source sufficient to pay all amounts due under the loans, including accrued interest thereon, or December 31, 2019.  Copies of such agreements are filed as exhibits to the Company's current and previously filed periodic filings.  For additional information, see Part I – Item 1 – Note 11 to the Company's condensed consolidated financial statements.

In October 2017, pursuant to the WC Agreement, Mr. R.A. Bianco made an additional loan of $300,000 to the Company for use as working capital in accordance with the same terms of the loan payable noted above.  A copy of the loan agreement is filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended September 30, 2017.

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief, including a declaration of the parties' rights, an accounting, and a constructive trust over distributions received by the Defendants.  For additional information, see Part I – Item 1 – Note 4 and Note 9 to the Company's condensed consolidated financial statements.

For additional information with regard to, among other items, developments concerning the junior mezzanine lender ("Spruce") issuance of a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness pursuant to a Strict Foreclosure process, Spruce's claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, the Company's pending appeal of its challenge to the strict foreclosure and the Company's recording of an impairment of its equity investment in the 111 West 57th Property, see Part I – Item 1 – Note 4 and Note 9 to the Company's condensed consolidated financial statements. The collateral Spruce purports to have retained includes the Company's equity investment in the 111 West 57th Property.  The carrying value of the Company's equity investment in the 111 West 57th Property represented substantially all of the Company's assets and net equity value.

In September 2017, the Company and Mr. R. A. Bianco entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company's litigation expenses in connection with the 111 West 57th Property (the "Litigation Funding Agreement").   For additional information including the terms of the Litigation Funding Agreement; see Part I – Item 1 – Note 10 herein.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company's interest in and/or rights with respect to the 111 West 57th Property.  The Company is continuing to pursue other options to realize the Company's investment value and/or protect its legal rights.

The Company's condensed consolidated balance sheet for September 30, 2017, includes $500,000 as a litigation funding amount which reflects the aggregate amounts funded pursuant to the Litigation Funding Agreement for the periods presented.

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as noted below and as discussed in Part I – Item 1 – Note 4 to the Company's condensed consolidated financial statements and distinct from the Litigation Funding Agreement amounts as noted below and as discussed in Part I – Item I – Note 10 to the Company's condensed consolidated financial statements.

For the nine months ended September 30, 2017, cash of $2,682,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2017, were satisfied by the loans from Mr. R.A. Bianco as noted above and the Company's financial resources.

For the nine months ended September 30, 2016, cash of $2,464,000 was used by operations, for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2016, were principally satisfied by the Company's financial resources.

In March 2017, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time. The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company's commercial office building in Greenwich, Connecticut.  A copy of such agreement was filed as an exhibit to the Company's current and previously filed periodic filings.

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  The building is approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for its offices; the remaining space is currently unoccupied and available for lease.  Although the portion of the building not being utilized by the Company is currently unoccupied and available for lease, based on the Company's analysis, including but not limited to current market rents in the area, leasing values, and comparable property sales, the Company believes the property's fair value exceeds the property's current carrying value.  Therefore, the Company believes the carrying value of the property as of September 30, 2017, has not been impaired.

Accounts payable and accrued liabilities as of September 30, 2017, increased from December 31, 2016, principally as a result of current period accruals for legal expenses in connection with the 111 West 57th Property litigation which were paid in October 2017, including accrued interest expense relating to the loan payable to Mr. R. A. Bianco.

There are no other material commitments for capital expenditures as of September 30, 2017. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2017 vs. the Three Months and Nine Months Ended September 30, 2016

The Company recorded a net loss of $64,889,000 or $1.59 per share and $67,331,000 or $1.65 per share in the three months and nine months ended September 30, 2017 respectively, compared to a net loss of $712,000 or $0.02 per share and $2,675,000 or $0.07 per share in the respective 2016 periods.  As further discussed herein, and in Part I – Item 1 – Note 4 and Note 9 to the Company's condensed consolidated financial statements, the net loss for the third quarter and nine month periods ended September 30, 2017 includes a $63,745,000 impairment of the Company's equity investment in the 111 West 57th Property.

Compensation and benefits were $304,000 and $906,000 in the three months and nine months ended September 30, 2017, respectively, compared to $382,000 and $1,212,000 in the respective 2016 periods.  No stock based compensation expense was recorded in the nine months ended September 30, 2017 or September 30, 2016.  The decrease in the 2017 three-month and nine-month periods is due to a decrease in incentive compensation accruals in the 2017 periods versus the comparable 2016 periods.

Professional and outside services increased to $703,000 and $2,231,000 in the three months and nine months ended September 30, 2017, respectively, compared to $482,000 and $784,000 in the respective 2016 periods.  The increase in the 2017 periods as compared to the 2016 periods is the result of a higher level of legal and professional fees incurred in 2017 in connection with the Company's legal proceedings relating to the Company's investment in the 111 West 57th property.  Included in professional and outside services are legal expenses attributable to the Litigation Funding Agreement aggregating $1,169,000 in the three-month and nine month periods ended September 30, 2017; see Part I – Item 1 – Note 10 to the Company's condensed consolidated financial statements herein for additional information including terms of the Litigation Funding Agreement.

Property operating and maintenance expenses were $34,000 and $105,000 for the three months and nine months ended September 30, 2017, compared to $31,000 and $93,000 in the respective 2016 periods.  The increased expense in the nine months ended September 30, 2017 compared to the respective 2016 period is due to an increase in the overall level of repairs and maintenance expenses.

Insurance expenses decreased to $32,000 and $117,000 in the three months and nine months ended September 30, 2017, compared to $45,000 and $126,000 in the respective 2016 periods.  The decrease is generally due to a decrease in insurance coverage levels and insurance premium costs

Other operating expenses were $39,000 and $122,000 in the three and nine months ended September 30, 2017, respectively, compared with $59,000 and $153,000 in the respective 2016 periods.  The decrease in the September 30, 2017 nine-month period is due to a general lower level of related expenses including decreased Delaware franchise tax expenses in the 2017 period.

Interest expense of $20,000 and $38,000 in the three months and nine months ended September 30, 2017, represents accrued interest expense on the loan payable to Mr. R. A. Bianco which is included in accrued liabilities in the Company's condensed consolidated balance sheet.  See Part I – Item 1 - Note 11 to the Company's condensed consolidated financial statements for further information.

Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in the third quarter ended September 30, 2017. The Company is and will continue to vigorously pursue the recovery of its asset value from all sources of recovery.

Equity income (loss) - 111 West 57th Partners of $25,000 for the nine months ended September 30, 2017, respectively represents the Company's share of the 111 West 57th Partners' loss for the year to date period ended June 30, 2017, versus $49,000 for the three months ended September 30, 2016, and $549,000 for the nine months ended September 30, 2016.  The equity loss in the 2017 and 2016 periods is due to sales and marketing expenses incurred.

The Company recognized income tax provisions of $0 and $6,000 for the three months and nine months ended September 30, 2017, respectively, as compared with income tax benefits of $220,000 and $150,000 for the three months and nine months ended September 30, 2016, respectively.  The income tax provisions for the 2017 periods are attributable to a provision for a tax on capital imposed by the state jurisdictions.  The income tax benefit for the 2016 periods are related to current year and prior year state tax true-ups.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2017.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION

In September 2017, pursuant to the WC Agreement, Mr. R. A. Bianco made an additional loan of $150,000 to the Company for use as working capital in accordance with the same terms of the January 2017 loan payable agreement.  A copy of the loan agreement is filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ending September 30, 2017, in lieu of under Items 1.01 and 9.01 of Form 8-K.

In October 2017, pursuant to the WC Agreement, Mr. R. A. Bianco made an additional loan of $300,000 to the Company for use as working capital in accordance with the same terms of the previous loan payable agreements.  A copy of the loan agreement is filed as Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ending September 30, 2017, in lieu of under Items 1.01 and 9.01 of Form 8-K.

In September 2017, the Company and Mr. R. A. Bianco entered into a Litigation Funding Agreement.  A copy of the Litigation Funding Agreement was filed as Exhibit 10.1 to the Company's current report on Form 8-K dated September 26, 2017 and is filed herewith as Exhibit 10.3.

Item 6.	EXHIBITS

10.1*	Loan Agreement dated September 2017, between Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") and the Company.

10.2*	Loan Agreement dated October 2017, between Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") and the Company.

10.3*
Litigation Funding Agreement dated September 2017, between Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") and the Company (filed as Exhibit 10.1 to the Company's current report on Form 8-K dated September 26, 2017) and is filed herewith.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation's quarterly report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

_______________
* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 14, 2017