Form 10-K
period 2017-12-31
AMBASE CORP
filed 2018-03-30
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Registrant's telephone number, including area code: (201) 265-0169

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock ($0.01 par value)

Rights to Purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer  ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒
Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

At February 28, 2018, there were 40,737,751 shares of registrant's Common Stock outstanding.  At June 30, 2017, the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $1.00 per share was approximately $24 million.  The Common Stock constitutes registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 48.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2017

PART I

ITEM 1. BUSINESS

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.

At December 31, 2017, the Company's assets consisted primarily of cash and cash equivalents, real estate owned and a deferred tax asset. On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Part II – Item 8 – Note 3 to the Company's consolidated financial statements for additional information. See Part II – Item 8 – Note 8 to the Company's consolidated financial statements for additional information regarding taxes.  The Company is engaged in the management of its assets and liabilities.  The executive office of the Company is located at One South Ocean Boulevard, Suite 301, Boca Raton, Florida 33432.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the "Sponsor") and a mezzanine lender to the joint venture ("Spruce"). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. See Part II – Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements for additional information regarding this impairment charge and the legal proceedings relating to the Company's investment in the 111 West 57th Property. The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value. The Company has an appeal pending on its challenge to the strict foreclosure which has not yet been resolved.

The Company had four (4) full-time and two (2) part-time employees at December 31, 2017.

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

AmBase Corporation 12 Lincoln Blvd., Suite 202 Emerson, NJ 07630 Attn: Shareholder Services

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

Going Concern

The Company has incurred operating losses and used cash for operating activities for the past several years. In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the "Sponsor") and a mezzanine lender to the joint venture ("Spruce"). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. See Part II – Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements for additional information regarding this impairment charge and the legal proceedings relating to the Company's investment in the 111 West 57th Property. The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value. The Company has an appeal pending on its challenge to the strict foreclosure which has not yet been resolved. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources, together with the net proceeds from the sale of its commercial office building Greenwich, Connecticut as further discussed in Part II – Item 8 – Note 3 to the Company's consolidated financial statements, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings, which may include additional borrowings from affiliates of the Company, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long term borrowings.  There can be no assurance that the Company will be able to sell any of its assets or attain such financing at terms acceptable to the Company, if at all.

We are a party to a legal proceeding relating to our equity interest in the joint real estate venture 111 West 57th Partners, and may become subject to additional litigation in the future, any of which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

We are currently party to a lawsuit relating to our equity interest in the joint real estate venture 111 West 57th Partners, as further described in Part II – Item 8 – Note 9 to our consolidated financial statements.  There can be no assurance that the Company will prevail with any of its claims with respect to its interests in the 111 West 57th Property or that any course of action will be successful in recovering value for the Company from this investment.  If the Company is unable to recover all or most of the value of its investment in the 111 West 57th Property, there would be a material adverse effect on the Company's financial condition and future prospects.  Most recently, our litigation expenses to date have been funded substantially by advances from Richard A. Bianco, our Chairman, President and Chief Executive Officer; however, Mr. Bianco is under no obligation to fund the Company's litigation expenses beyond the amounts committed to in his Litigation Funding Agreement with the Company and litigation expenses could exceed such amounts. For additional information with regard to the Litigation Funding Agreement see Part II – Item 8 – Note 10 to our consolidated financial statements. In addition, in the future we may become subject to additional litigation, including claims relating to our operations, assets, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be insured against.  An adverse determination with respect to any of these claims may result in our having to pay material judgments, or settlements, which could have a material adverse effect on our earnings and cash flows, thereby having a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows and potentially expose us to increased risks that would be uninsured.

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

The Company has entered into, and may continue in the future to enter into, equity investments and/or joint ventures (including limited liability companies and partnerships) in which the Company does not hold a direct or controlling interest in the assets underlying the entities in which it invests, including equity investments and/or joint ventures in which (i) the Company owns a direct interest in an entity which controls such assets, or (ii) the Company owns a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets. These equity investments and/or joint ventures may include ventures through which the Company would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures, and may include equity investments and/or joint ventures that the Company does not control or manage.  These investments involve risks that do not exist with properties in which the Company owns a controlling interest with respect to the underlying assets, including the possibility that (i) we may become subject to material, legal disputes with our joint venture partners, as is the case with respect to our investment in the 111 West 57th Property; (ii) our co-venturers or partners may, at any time, become insolvent or otherwise refuse to make capital contributions when due, (iii) we may be subject to additional capital calls for joint venture development or other expenses which we may be unable or unwilling to meet, possibly resulting in substantial dilution of our investment, (iv) we may become liable with respect to guarantees of payment or performance by the joint ventures, or (v) we may become subject to buy-sell arrangements which could cause us to sell our interests or acquire our co-venturer's or partner's interests in a joint venture.  Even where we have major decision rights or do not have major decision rights, because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions.  Our organizational documents do not limit the amount of available funds that we may invest in equity investments and/or joint ventures and/or partnerships.  If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make receive and distributions or payments to our investors.

The Company has incurred operating losses over the last several years and may not be able to achieve or maintain profitability.

The Company has incurred operating losses over the last several years.  The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015.  We expect our operating expenses in 2018 will remain relatively close to our most recent levels.  These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders' equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable, or if the Company's current financial resources will be adequate to fund operations over the next several years.  Nonetheless the Company will seek to manage its current level of cash and cash equivalents through various sources, including but not limited to reducing operating expenses, possible asset sales and/or long term borrowings.

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

Changes in tax laws and uncertainties in the interpretation and application of the 2017 Tax Cuts and Job Act could materially affect our financial position, results of operations and cash flows.

In December 2017, the United States ("U.S.") government enacted comprehensive income tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended (the "Code"), including, among other changes, significant changes to the U.S. corporate tax rate and certain other changes to the Code that impact the taxation of corporations. In certain instances the 2017 Tax Act requires complex computations to be performed that generally were not previously required by the Code and the regulations promulgated thereunder; significant judgments to be made in interpreting the provisions of the 2017 Tax Act significant estimates to be made in certain calculations; and the preparation and analysis of information generally not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. Additionally, the Company's tax advisors indicate that the IRS typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT Credit carryforward amounts claimed as refundable and/or AMT Credit carryforward amounts ultimately received.

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

None.

ITEM 2. PROPERTIES

At December 31, 2017, the Company owned a commercial office building in Greenwich, Connecticut. The building was approximately 14,500 square feet with approximately 3,500 square feet utilized by the Company for office space. On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Part II – Item 8 – Note 3 to the Company's consolidated financial statements for additional information.

The Company leases approximately 1,085 square feet of office space for its executive office at One South Ocean Boulevard, Suite 301, Boca Raton, Florida 33432, with a lease expiration date in March 2019.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of the Company's legal proceedings, see Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  At the current time, except as set forth in Part II - Item 8 - Note 9 to the Company's consolidated financial statements, the Company is unaware of any legal proceedings pending against the Company.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company is quoted in the over-the-counter market under the symbol ABCP. The sales prices per share for the Company's Common Stock represent the range of the reported high and low bid quotations.  Such prices reflect interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2017		2016
	High	Low	High	Low
First Quarter	$1.45	$0.82	$2.22	$1.62
Second Quarter	1.27	0.97	1.78	1.32
Third Quarter	1.00	0.17	1.28	1.04
Fourth Quarter	0.38	0.16	1.10	0.84

As of February 28, 2018, there were approximately 8,200 beneficial owners of the Company's Common Stock.  No dividends were declared or paid on the Company's Common Stock in 2017 and 2016.  The Company has no current plans to declare or pay dividends in the foreseeable future.

For information concerning the Company's stockholder rights plan, see Part II - Item 8 - Note 6 to the Company's consolidated financial statements.

Common Stock Repurchase Plan

The Company's common stock repurchase plan (the "Repurchase Plan") allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2017 or 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.

At December 31, 2017, the Company's assets consisted primarily of cash and cash equivalents, real estate owned and a deferred tax asset. On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Part II – Item 8 – Note 3 to the Company's consolidated financial statements for additional information. See Part II – Item 8 – Note 8 to the Company's consolidated financial statements for additional information regarding taxes. The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the "Sponsor") and a mezzanine lender to the joint venture ("Spruce"). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. See Part II – Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements for additional information regarding this impairment charge and the legal proceedings relating to the Company's investment in the 111 West 57th Property.  The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value. The Company has an appeal pending on its challenge to the strict foreclosure which has not yet been resolved.

FINANCIAL CONDITION AND LIQUIDITY

The Company's assets at December 31, 2017, aggregated $21,878,000, consisting principally of cash and cash equivalents of $70,000 and real estate owned, net of $1,632,000 and a deferred tax asset of $20,092,000.  At December 31, 2017, the Company's liabilities aggregated $2,722,000.  In addition, the Company has a litigation funding amount of $1,354,000 as further discussed in Part II – Item 8 – Note 10 of the Company's consolidated financial statements.  Total stockholders' equity was $17,802,000.

At December 31, 2017, real estate owned consisted of a 14,500 square foot commercial office building in Greenwich, Connecticut, managed and operated by the Company. On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. The sale price was $5,200,000, less normal real estate closing adjustments.  A gain from the sale will be reflected in the Company's financial statements for the quarterly period ending March 31, 2018. The Company used the sale proceeds to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000, to Mr. Richard A. Banco, the Company's Chairman, President and Chief Executive Officer. The remaining proceeds will be used for working capital. See Part II – Item 8 – Note 3 and Note 12 to the Company's consolidated financial statements, for additional information.

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

The Company's deferred tax asset at December 31, 2017, is due to a valuation allowance which was released in relation to the AMT Credit carryforwards which are projected to be refundable as part of the Tax Cuts and Jobs Act enacted in December 2017.  See herein below and Part II – Item 8 – Note 8 to the Company's consolidated financial statements, for additional information.

The Company has incurred operating losses and used cash for operating activities for the past several years. In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the "Sponsor") and a mezzanine lender to the joint venture ("Spruce"). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. See Part II – Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements for additional information regarding this impairment charge and the legal proceedings relating to the Company's investment in the 111 West 57th Property.  The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value. The Company has an appeal pending on its challenge to the strict foreclosure which has not yet been resolved. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources, together with the net proceeds from the sale of its commercial office building in Greenwich, Connecticut as further discussed in Part II – Item 8 – Note 3 to the Company's consolidated financial statements, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date.  Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings which may include additional borrowings from affiliates of the Company, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long term borrowings.  There can be no assurance that the Company will be able to sell any of its assets or attain such financing at terms acceptable to the Company, if at all.

In May 2016, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit. Pursuant to this agreement, Mr. Bianco made several loans to the Company, aggregating $2,296,000 as of December 31, 2017, for use as working capital.  The loans accrued interest at 5.25% per annum and were due on the earlier of the date the Company received funds from any source sufficient to pay all amounts due under the loans, including accrued interest thereon, or December 31, 2019. In January 2018, pursuant to the WC Agreement, Mr. R. A. Bianco made an additional loan of $250,000 to the Company for use as working capital in accordance with the same terms of the loans payable noted above. On January 26, 2018, in connection with the sale by the Company of its commercial office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the working capital line of credit agreement was terminated. For additional information, see Part II – Item 8 – Note 12 to the Company's consolidated financial statements.

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief, including a declaration of the parties' rights, and an accounting.  For additional information, see Part II – Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements.

In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the "111 West 57th Spruce Action"). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, "Defendants") and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The junior mezzanine lender ("Spruce") had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members' collective interest in the property) in full satisfaction of the joint venture's indebtedness under the Junior Mezzanine Loan (i.e., a "Strict Foreclosure").

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company's interest in the 111 West 57th Street Property.  The Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000, for the full year period ended December 31, 2017. The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value.

As noted above, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company's legal proceedings concerning the 111 West 57th Property, see Part II – Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements.

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018. See Part II – Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements for additional information concerning the Company's pending appeal of its challenge to the Strict Foreclosure and the Company's recording of an impairment of its equity investment in the 111 West 57th Property.

In September 2017, the Company and Mr. R. A. Bianco entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company's litigation expenses in connection with the 111 West 57th Property (the "Litigation Funding Agreement").   For additional information including the terms of the Litigation Funding Agreement; see Part II – Item 8 – Note 10 to the Company's consolidated financial statements. The Company's consolidated balance sheet for December 31, 2017, includes $1,354,000 as a litigation funding amount which reflects the aggregate amounts funded pursuant to the Litigation Funding Agreement as of December 31, 2017.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce's actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company's investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company's equity investment in the 111 West 57th Street Property.

While the Company's management is evaluating future courses of action to protect and/or recover the value of the Company's equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company's financial condition and future prospects.

The amounts noted herein pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as noted herein and as discussed in Part II – Item 8 – Note 4 to the Company's consolidated financial statements and distinct from the Litigation Funding Agreement amounts as noted herein and as discussed in Part II – Item 8 – Note 10 to the Company's consolidated financial statements.

For the year ended December 31, 2017, cash of $4,166,000 was used by operations for the payment of operating expenses.  The cash needs of the Company in 2017 were satisfied by loans from Mr. R. A. Bianco and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted above and the Company's financial resources.

For the year ended December 31, 2016, cash of $2,980,000 was used by operations for the payment of operating expenses.  The cash needs of the Company in 2016 were principally satisfied by the Company's financial resources.

In March 2017, the Company and Mr. R. A. Bianco, entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and R. A. Bianco at such time. The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company's commercial office building in Greenwich, Connecticut. As a result of the sale of the Company's commercial office building in Greenwich CT. in January 2018, any borrowings from Mr. R.A. Bianco under this line of credit would be unsecured. A copy of such agreement is filed as an exhibit to the Company's current and previously filed periodic filings.

Accounts payable and accrued liabilities as of December 31, 2017, increased from December 31, 2016, principally as a result of current period accruals for legal expenses in connection with the 111 West 57th Property legal proceeding, which were paid in 2018, including accrued interest expense relating to the loan payable to Mr. R. A. Bianco.

There are no material commitments for capital expenditures as of December 31, 2017.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded net loss of $48,057,000 or $1.18 per share for the year ended December 31, 2017.  For the year ended December 31, 2016, the Company recorded net loss of $3,219,000 or $0.08 per share.  The net loss for the full year period ended December 31, 2017 includes a $63,745,000 impairment of the Company's equity investment in the 111 West 57th Property as further discussed herein and in Part II – Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements, offset by a net income tax benefit of $20,086,000 due to the recognition of a deferred tax asset  resulting from the recognition of AMT Credit carryforwards potentially refundable as provided for in the 2017 Tax Cuts and Jobs Act as further discussed in Part II – Item 8 – Note 8 to the Company's consolidated financial statements.

Compensation and benefits decreased to $1,214,000 in 2017 from $1,239,000 in 2016.  The decreased amount in 2017 as compared to 2016 is due to a slight decrease in certain benefit expenses in 2017 versus 2016.  No stock based compensation expense was recorded for the years ended December 31, 2017 and 2016.

Professional and outside services expenses increased to $2,628,000 in 2017 from $1,123,000 in 2016.  The increase in 2017 as compared to 2016 is principally the result of a higher level of legal and professional fees incurred in 2017 in connection with the Company's legal proceedings relating to the Company's investment in the 111 West 57th Property.  Included in professional and outside services are legal expenses attributable to the Litigation Funding Agreement aggregating $1,510,000 for the full year period ended December 31, 2017; see Part II – Item 8 – Note 10 to the Company's consolidated financial statements for additional information including terms of the Litigation Funding Agreement.

Property operating and maintenance expenses decreased slightly to $117,000 in 2017 from $134,000 in 2016.  The decrease is primarily due to a general decrease in costs and a lower level of repair and maintenance expenses in 2017 versus 2016. With the sale of the Company's commercial office building in Greenwich, Connecticut in January 2018, the Company anticipates that property operating and maintenance expenses will decrease in 2018 compared with prior years.

Insurance expenses decreased to $159,000 in 2017, compared with $170,000 in 2016.  The decrease is primarily due to a decrease in insurance coverage levels and insurance premium costs.

Other operating expenses decreased to $140,000 in 2017 compared with $200,000 in 2016 due to decreased Delaware franchise taxes resulting from the lower authorized share base in 2017 versus 2016 and a general lower level of expenses in 2017 versus 2016.

Interest expense of $67,000 for the year ended December 31, 2017, represents accrued interest expense on the loan payable to Mr. R. A. Bianco which is included in accrued liabilities in the Company's consolidated balance sheet.  See Part II – Item 8 – Note 12 to the Company's consolidated financial statements for further information.

Other income of $128,000 for the year ended December 31, 2016 is attributable to a gain on the sale of an interest in a real estate investment that was sold in July 2016.

Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein and in Part II - Item 8 – Note 4 and Note 9 to the Company's consolidated financial statements, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 for the full year period ended December 31, 2017.  The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

Equity income (loss) - 111 West 57th Partners of $25,000 for the year ended December 31, 2017, represents the Company's share of the 111 West 57th Partners' loss for the year to date period ended June 30, 2017.  Equity income (loss) - 111 West 57th Partners of $575,000 in 2016 represents the Company's share of the 111 West 57th Partners' loss for the year ended December 31, 2016.  The equity loss for the years ended December 31, 2017 and 2016 is due to sales and marketing expenses incurred.

For the year ended December 31, 2017, the Company recorded an income tax benefit of $20,092,000, partially offset by a $6,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions. The income tax benefit for the year ended December 31, 2017, is attributable to a release of a valuation allowance in relation to the AMT Credit carryforwards and resulting deferred tax asset due to recognition of AMT Credit carryforwards projected to be refundable as provided for in the 2017 Tax Cuts and Jobs Act as further discussed in Part II – Item 8 – Note 8 to the Company's consolidated financial statements. For the year ended December 31, 2016, the Company recorded an income tax benefit of $142,000.  The income tax benefit for the year ended December 31, 2016 is related to current year and prior year state tax true-ups.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 – Note 8 to the Company's consolidated financial statements. For additional information including a discussion of income tax matters, see Part II – Item 8 – Note 8 to the Company's consolidated financial statements.

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

Legal Proceedings:  From time to time the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. At the current time, except as set forth in Part II - Item 8 - Note 9 to the Company's consolidated financial statements, the Company is unaware of any legal proceedings pending against the Company. Management of the Company, in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of any litigation reserves which may be necessary. The assessment of such reserves includes an exercise of judgment and is a matter of opinion. The Company intends to aggressively contest all threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, see Part II - Item 8 - Note 9 to the Company's consolidated financial statements.

Income Tax Audits:  The Company's federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the net operating loss ("NOL") carryforwards and of alternative minimum tax ("AMT") Credits currently available.  In connection with the Internal Revenue Service ("IRS") examination of the Company's 2012 federal income tax return, the IRS accepted the Company's federal NOL loss carryforward deductions from 1997 through 2006 which were utilized as part of the Company's 2012 federal income tax return to reduce the Company's 2012 federal taxable income.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2014.

Deferred Tax Assets:  As of December 31, 2017 and 2016, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods and AMT Credit carryforwards. As of December 31, 2017 a valuation allowance was released in relation to the AMT Credit carryforwards which are projected to be refundable as part of the Tax Cuts and Jobs Act enacted in December 2017.  A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company's cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 8 to the Company's consolidated financial statements.

The 2017 Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted in December 2017 and includes a broad range of tax reforms, certain of which were required by GAAP to be recognized upon enactment. The U.S. Securities and Exchange Commission has issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

New Accounting Pronouncements: There are no new accounting pronouncements that would likely materially affect the Company's financial statements for the periods reported herein.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words "estimates," "expects," "anticipates," "believes," "plans," "intends" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.  These risks and uncertainties, many of which are beyond the Company's control, include, but are not limited to those set forth in "Item 1A, Risk Factors" and elsewhere in this Annual Report and in the Company's other public filings with the Securities and Exchange Commission including, but not limited to: (i) risks with regard to the ability of the Company to continue as a going concern; (ii) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; (iii) risks arising from unfavorable decisions in tax, legal and/or other proceedings; (iv) transaction volume in the securities markets; (v) the volatility of the securities markets; (vi) fluctuations in interest rates; (vii) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (viii) changes in regulatory requirements which could affect the cost of doing business; (ix) general economic conditions; (x) risks with regard to whether or not the Company's current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date and/or continue operations; (xi) changes in the rate of inflation and the related impact on the securities markets; (xii) changes in federal and state tax laws and (xiii) additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; risks regarding changes in, and/or interpretations of federal and state income tax laws; and risk of IRS and/or state tax authority assessment of additional tax plus interest. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
AmBase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at item 15 (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP
Marcum LLP

We have served as the Company's auditor since 2007, such date takes into account the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

New Haven, Connecticut
 March 30, 2018

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)
	Years Ended December 31,
	2017	2016
Operating expenses:
Compensation and benefits	$1,214	$1,239
Professional and outside services	2,628	1,123
Property operating and maintenance	117	134
Depreciation	48	48
Insurance	159	170
Other operating	140	200
Total operating expenses	4,306	2,914
Operating income (loss)	(4,306)	(2,914)

Interest income	-	-
Interest expense	(67)	-
Other income	-	128
Impairment of equity investment in 111 West 57th Partners LLC	(63,745)	-
Equity income (loss) – 111 West 57th Partners LLC	(25)	(575)
Income (loss) before income taxes	(68,143)	(3,361)

Income tax expense (benefit)	(20,086)	(142)
Net income (loss)	(48,057)	(3,219)

Net income (loss) per common share - basic	$(1.18)	$(0.08)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2017	December 31, 2016
Cash and cash equivalents	$70	$586
Real estate owned:
Land	554	554
Buildings	1,900	1,900
Real estate owned, gross	2,454	2,454
Less: accumulated depreciation	822	774

Real estate owned, net	1,632	1,680

Investment in 111 West 57th Partners LLC	-	63,770
Deferred tax asset	20,092	-
Other assets	84	166
Total assets	$21,878	$66,202

Liabilities and Stockholders' Equity:
Liabilities:
Accounts payable and accrued liabilities	$426	$343
Loans payable - related party	2,296	-
Other liabilities	-	-

Total liabilities	2,722	343

Litigation funding agreement (Note 10)	1,354	-
Commitments and contingencies (Note 11)

Stockholders' equity:
Common stock ($0.01 par value, 85,000 authorized in 2017 and 85,000 authorized in 2016, 46,410 issued and 40,738 outstanding in 2017 and 46,410 issued and 40,738 outstanding in 2016)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(525,798)	(477,741)
Treasury stock, at cost – 2017 - 5,672 shares; 2016 - 5,672 shares	(5,168)	(5,168)
Total stockholders' equity	17,802	65,859
Total liabilities and stockholders' equity	$21,878	$66,202

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2017 and 2016

($ in thousands, except per share data)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
January 1, 2016	$464	$548,304	$(474,522)	$(5,168)	$69,078

Net income (loss)	-	-	(3,219)	-	(3,219)

December 31, 2016	464	548,304	(477,741)	(5,168)	65,859

Net income (loss)	-	-	(48,057)	-	(48,057)
December 31, 2017	$464	$548,304	$(525,798)	$(5,168)	$17,802

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016

Cash flows from operating activities:
Net income (loss)	$(48,057)	$(3,219)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Depreciation	48	48
Other income	-	(128)
Impairment of equity investment in 111 West 57th Partners LLC	63,745	-
Equity (income) loss – 111 West 57th Partners LLC	25	575
Deferred tax benefit	(20,092)	-
Changes in operating assets and liabilities:
Other assets	82	(43)
Accounts payable and accrued liabilities	83	(213)
Other liabilities	-	-
Net cash provided (used) by operating activities	(4,166)	(2,980)

Cash flows from investing activities:
Proceeds from (investment in) real estate limited partnership	-	263
Net cash provided (used) by investing activities	-	263

Cash flows from financing activities:
Proceeds from loans payable - related party	2,296	-
Proceeds from litigation funding agreement	1,354	-
Net cash provided (used) by financing activities	3,650	-

Net change in cash and cash equivalents	(516)	(2,717)
Cash and cash equivalents at beginning of year	586	3,303

Cash and cash equivalents at end of year	$70	$586
Supplemental cash flow disclosure:
Income taxes paid	$16	$103

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Going Concern

AmBase Corporation (the "Company" or "AmBase") is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.

At December 31, 2017, the Company's assets consisted primarily of cash and cash equivalents, real estate owned and a deferred tax asset. On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Note 3 herein for additional information. See Note 8 for additional information regarding taxes. The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the "Sponsor") and a mezzanine lender to the joint venture ("Spruce"). On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company's interest in the 111 West 57th Street Property. The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value.

As noted above, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company's legal proceedings related to the 111 West 57th Property, see Note 4 and Note 9 herein.

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018. See Note 4 and Note 9 herein for additional information concerning the Company's pending appeal of its challenge to the Strict Foreclosure and the Company's recording of an impairment of its equity investment in the 111 West 57th Property.

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

The Company has incurred operating losses and used cash for operating activities for the past several years. In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property"). The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the "Sponsor") and a mezzanine lender to the joint venture ("Spruce"). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. See Note 4 and Note 9 to the Company's consolidated financial statements for additional information regarding this impairment charge and the legal proceedings relating to the Company's investment in the 111 West 57th Property.  The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value. The Company has an appeal pending on its challenge to the strict foreclosure which has not yet been resolved. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources together with the net proceeds from the sale of its commercial office building in Greenwich, Connecticut as further discussed in Note 3 herein, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, through various ways, including but not limited to, reducing operating expenses, possible asset sales and/or long term borrowings which may include additional borrowings from affiliates of the Company, although this cannot be assured. In order to continue on a long-term basis, the Company must raise additional capital through the sale of assets or long term borrowings.  There can be no assurance that the Company will be able to sell any of its assets or attain such financing at terms acceptable to the Company, if at all.

In September 2017, the Company and Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("R. A. Bianco") entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company's litigation expenses in connection with the 111 West 57th Property (the "Litigation Funding Agreement").  For additional information including the terms of the Litigation Funding Agreement, see Note 10 herein.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce's actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company's investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company's equity investment in the 111 West 57th Street Property. For additional information on the Company's investment in the 111 West 57th Property and the Company's legal actions related thereto, see Note 4 and Note 9.

While the Company's management is evaluating future courses of action to protect and/or recover the value of the Company's equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company's financial condition and future prospects.

In May 2016, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit. Pursuant to this agreement, Mr. Bianco has made several loans to the Company, for use as working capital. On January 26, 2018, in connection with the sale by the Company of its office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest to Mr. R. A. Bianco, and in connection therewith the working capital line of credit was terminated. For additional information, see Note 12 herein.

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

The 2017 Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted in December 2017 and includes a broad range of tax reforms, certain of which were required by GAAP to be recognized upon enactment. The U.S. Securities and Exchange Commission has issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

Earnings per share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has no stock options or securities which could be potentially dilutive outstanding.

Stock-based compensation

Under the Company's 1993 Stock Incentive Plan (the "1993 Plan"), the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares"), through May 28, 2018.  At the current time, the Company has decided not to extend the expiration date of the 1993 Plan.  A pre-determined number of shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, upon awards of Restricted Stock and Performance Shares); however, only a portion of such shares shall be available for issuance for Restricted Stock Awards and Merit Awards. Shares issued pursuant to the 1993 Plan shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair value of the Company's Common Stock on the date of grant of that Option. The term of any NQSO, ISO or related SAR cannot exceed terms under federal tax law and/or as prescribed in the 1993 Plan.  Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable pursuant to a vesting period prescribed at the time of grant.  In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

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

Note 3 – Real Estate Owned

Real estate owned consists of a commercial office building in Greenwich, Connecticut that is managed and operated by the Company.  A portion of the building is utilized by the Company for office space; the remaining space was available for lease. Depreciation expense for the building is calculated on a straight-line basis. The building is carried at cost, net of accumulated depreciation.

Information relating to the Company's real estate owned in Greenwich, Connecticut is as follows:

December 31, 2017
Area of building in square feet	14,500
Square feet utilized by Company	3,500
Number of years depreciation is based upon	39

On January 26, 2018, the Company sold its building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. A gain from the sale will be reflected in the Company's financial statements for the quarterly period ending March 31, 2018. The Company used the sale proceeds to repay the full amount of the working capital loan plus accrued interest to Mr. R. A. Bianco. See Note 12 for additional information. The remaining proceeds will be used for working capital.

Information relating to the sale of the Company's real estate owned in Greenwich, Connecticut is as follows:

(in thousands)	Amounts
Gross sales price	$5,200
Less: Transactions costs	(290)
Net cash proceeds	4,910
Less: Real estate carrying value, (net of accumulated depreciation)	(1,632)
Net gain on sale of real estate	$3,278

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the "111 West 57th Property").  The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the "Sponsor") and a mezzanine lender to the joint venture ("Spruce"). On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company's interest in the 111 West 57th Street Property.  The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value.

As noted above, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company's legal proceedings related to the 111 West 57th Property, see Note 4 and Note 9 herein.

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018. See Note 4 and Note 9 herein for additional information concerning the Company's pending appeal of its challenge to the Strict Foreclosure and the Company's recording of an impairment of its equity investment in the 111 West 57th Property.

See below for additional information with regard to background information regarding the Company's 111 West 57th Property equity investment in the 111 West 57th Property and events leading up to the Strict Foreclosure, as follows:

In June 2013, 111 West 57th Investment LLC, ("Investment LLC"), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the "JV Agreement") with 111 West 57th Sponsor LLC, (the "Sponsor"), pursuant to which Investment LLC invested (the "Investment") in a real estate development property to purchase and develop the 111 West 57th Street Property (the "111 West 57th Property").  In consideration for making the Investment, Investment LLC was granted a membership interest in 111 West 57th Partners LLC ("111 West 57th Partners"), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the "Joint Venture," and such date, the "Closing Date").  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture.  The Joint Venture plans were to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

Amounts relating to the Company's initial June 2013 investment and other information relating to the 111 West 57th Property is as follows:

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

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, ("AmBase v. 111 West 57th Sponsor LLC, et al.") (the "111 West 57th Action").  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC. AmBase alleges in that action, that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase's contractual "equity put right" as set forth in the JV Agreement (the "Equity Put Right").AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties' rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase's claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase's claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase's Equity Put Right by declining to produce a timely budget. Claims that the NY Court dismissed included AmBase's claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. A discovery conference in this case is was held on February 27, 2018. For additional information, see Note 9.

In December 2016, the Sponsor proposed for approval a "proposed budget" (the "Proposed Budget"), which the Sponsor claims represented an increase to the aggregate of hard cost line items of an amount slightly below the Equity Put Right threshold amount and a further increase in other costs thus resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its Equity Put Right. Consequently, subsequent to the Sponsors' presentation of the Proposed Budget, Investment LLC notified the Sponsor that it was exercising its Equity Put Right pursuant to the JV Agreement. The Sponsor refused to honor the exercise of Investment LLC's Equity Put Right. The Sponsor claims, among other things, that the conditions precedent were not met in that the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow exercise of the Equity Put Right.

The Company further contends that a portion of the Proposed Budget increases should be manager overruns (as defined in the JV Agreement) and thus should be paid for by the Sponsor. The Sponsor denies that the Proposed Budget increases were manager overruns. The Company continues to challenge the nature and substance of the Proposed Budget increases and how they should be treated pursuant to the JV Agreement.

In March 2017, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time.  The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company's commercial office building in Greenwich, Connecticut. As a result of the sale of the Company's commercial office building in Greenwich CT. in January 2018, any borrowings from Mr. R.A. Bianco under this line of credit would be unsecured.

The Sponsor claimed that additional borrowings of $60 million to $100 million were needed to complete the project. In addition, the Company had been informed by the Sponsors, that Apollo had indicated that due to budget increases, it believed the current loan had been "out of balance" (meaning, according to Apollo, the projected budget exceeds the original budget approved in connection with the loan); and thus 111 West 57th Partners LLC ("111 West 57th Partners"), or its subsidiaries would need additional funding in order to bring the loan back into balance. The Company considered approving the additional financing, but informed the Sponsor that it had concerns about the Proposed Budget and the implications of the Proposed Budget, as well as other questions which needed to be addressed first. Apollo had previously provided loan forbearances to the borrowers and guarantors in order to allow the Sponsor time (while the building continued to be built) to raise the additional financing that it claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold $25 million of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC, ("Spruce") (the "Junior Mezzanine Loan").

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

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the "NY Court") Index No. 655031/2017, (the "111 West 57th Spruce Action"). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, "Defendants") and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company's interest in the 111 West 57th Street Property. The Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000, for the full year period ended December 31, 2017. The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value.

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018. See Note 9 for additional information.

As noted above, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company's legal proceedings related to the 111 West 57th Property, see Note 9.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce's actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company's investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company's equity investment in the 111 West 57th Street Property. For additional information on the Company's investment in the 111 West 57th Property and the Company's legal actions related thereto, see Note 9.

While the Company's management is evaluating future courses of action to protect and/or recover the value of the Company's equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company's financial condition and future prospects.

The Company recorded its investment in 111 West 57th Partners utilizing the equity method of accounting. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company's investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. As a result, the operations of 111 West 57th only through June 30, 2017 are included in the Company's consolidated statement of operations for the full year period ended December 31, 2017.

As a result of the matters described herein, the following tables present summarized financial information for 111 West 57th Partners solely for the periods indicated.  The amounts shown represent 100% of the financial position and results of operations of 111 West 57th Partners for the dates indicated below.

(in thousands)
Assets:	December 31, 2016
Real estate held for development, net	$563,133
Escrow deposits	9,000
Other assets	6,908
Total assets	$579,041
Liabilities:
Loans payable	$441,749
Other liabilities	16,788
Total liabilities	458,537
Equity:
Total members' equity	120,504
Total liabilities and members' equity	$579,041

(in thousands)	Six Months Ended June 30, 2017	Year Ended December 31 , 2016
Rental income	$0	$0
Expenses	25	953
Net income (loss)	$(25)	$(953)

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

 The Company's matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Company matching contributions	$25	$25
Employer match %	33%	33%

Note 6 - Stockholders' Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2017	December 31, 2016
Par value	$0.01	$0.01
Authorized shares	85,000	85,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2017	December 31, 2016
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2017
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2017
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

Common stock reserved for issuance under the Company's 1993 Stock Incentive Plan as further described in Note 8 herein is as follows:

(in thousands)	December 31, 2017
1993 Stock Incentive Plan	4,320
Total common shares reserved for issuance	4,320

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

Note 7 - Incentive Plans

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

Notwithstanding the foregoing, the 1994 Plan provides that in the event of a decrease in either or both of items (i) and/or (ii) above, the Annual Bonus Pool is determined by reference to the last Reference Year in which there was an increase in such item.  If the Committee determines within the time period to award a Bonus, the share of the Annual Bonus Pool to be allocated to Participants shall be pursuant to percentages of the Annual Bonus Pool as set forth in the 1994 Plan to the Company's Chief Executive Officer, and a percentage of the Annual Bonus Pool shall be allocated pro rata to each of the Company's Participants as determined by the Committee.  The Committee in its discretion may reduce the percentage of the Annual Bonus Pool to any Participant for any Reference Year, and such reduction shall not increase the share of any other Participant. The 1994 Plan is not the exclusive plan under which the Executive Officers may receive cash or other incentive compensation or bonuses. No bonuses were paid attributable to the 1994 Plan for 2017 and 2016.

The Company's 1993 Stock Incentive Plan (the "1993 Plan"), expires in May 2018.  At the current time the Company has decided not to extend the expiration date of the 1993 Plan. Under the 1993 Plan the Company may grant to officers and employees of the Company and its subsidiaries, stock options ("Options"), stock appreciation rights ("SARs"), restricted stock awards ("Restricted Stock"), merit awards ("Merit Awards") and performance share awards ("Performance Shares") through May 28, 2018.  There are no options exercised.  A pre-determined number of shares of the Company's Common Stock are reserved for issuance under the 1993 Plan (upon the exercise of Options and Stock Appreciation Rights, and awards of Restricted Stock and Performance Shares); however, only a portion of such shares are available for the issuance of Restricted Stock Awards and Merit Awards. Such shares shall be authorized but unissued shares of Common Stock. Options may be granted as incentive stock options ("ISOs") intended to qualify for favorable tax treatment under Federal tax law or as nonqualified stock options ("NQSOs"). SARs may be granted with respect to any Options granted under the 1993 Plan and may be exercised only when the underlying Option is exercisable. The 1993 Plan requires that the exercise price of all Options and SARs be equal to or greater than the fair value of the Company's Common Stock on the date of grant of that Option. The term of any NQSO, ISO or related SAR cannot exceed terms under federal tax law and/or as prescribed in the 1993 Plan. Subject to the terms of the 1993 Plan and any additional restrictions imposed at the time of grant, Options and any related SARs ordinarily will become exercisable pursuant to a vesting period prescribed at the time of grant.  In the case of a "Change of Control" of the Company (as defined in the 1993 Plan), Options granted pursuant to the 1993 Plan may become fully exercisable as to all optioned shares from and after the date of such Change in Control in the discretion of the Committee or as may otherwise be provided in the grantee's Option agreement. Death, retirement, or absence for disability will not result in the cancellation of any Options.

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

Information relating to the Company's 1993 Plan is as follows:

Year Ended
(shares in thousands)	December 31, 2017	December 31, 2016

Stock option grants	–	–
Stock options exercisable	–	–
Stock options outstanding	–	–

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

Note 8 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Federal - current	$-	$-
State - current	6	(142)
Total current	$6	(142)

Federal - deferred	(6,037)	(1,752)
State - deferred	(5,402)	(105)
Change in valuation allowance	(8,653)	1,857
Total deferred	(20,092)	-
Income tax expense (benefit)	$(20,086)	$(142)

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016

Income (loss) before income taxes	$(68,143)	$(3,361)
Tax expense (benefit) :
Tax at statutory federal rate	$(23,851)	$(1,176)
State income taxes	(5,019)	(142)
Rate change	16,047	-
Permanent items	-	-
Other	1,390	(681)
Change in valuation allowance	(8,653)	1,857
Income tax expense (benefit)	$(20,086)	$(142)

A reconciliation of the United States federal statutory rate to the Company's effective income tax rate is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Tax at statutory federal rate	35.0%	35.0%
State income taxes	7.0	4.2
Rate change	(24.0)	-
Permanent difference, tax credits and other adjustments	-	-
Other	(2.0)	20.3
Change in valuation allowance	13.0	(55.3)
Effective income tax rate	29.0%	4.2%

For the year ended December 31, 2017, the Company recorded an income tax benefit partially offset by a state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions.  The income tax benefit for the year ended December 31, 2017, is attributable to a release of a valuation allowance in relation to the AMT Credit carryforwards and resulting deferred tax asset due to recognition of AMT Credit carryforwards projected to be refundable as provided for in the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act") as further detailed herein. For the year ended December 31, 2017, other includes amounts relating to deferred tax true-ups.

State income tax amounts for the year ended December 31, 2017, reflect a provision for a tax on capital imposed by the state jurisdictions.  State income tax amounts for the year ended December 31, 2016, reflect a net benefit related to current year and prior year state tax true-ups. For the year ended December 31, 2016, other includes amounts relating to deferred tax true-ups. The Company has not been notified of any potential tax audits by any federal, state or local tax authorities.

The Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2014.  Interest and/or penalties related uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for interest and/or penalties.

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. Based on the Company's federal tax returns as filed and to be filed, the Company estimates it has federal NOL carryforwards available to reduce future federal taxable income which would expire if unused, as indicated below.

The federal NOL carryforwards as of December 31, 2017 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
2015	2035	4,200,000
2016	2036	3,400,000
2017	2037	4,400,000
		$44,600,000

Alternative Minimum Tax ("AMT") Credit carryforwards available, which can be used to offset income generated in future years which are not subject to expiration, are as follows:

Amount
AMT Credits carryforwards	$21,600,000

As noted above the Company has AMT Credit carryforwards from prior tax years. In accordance with the 2017 Tax Act AMT Credit carryforwards, subject to certain estimated reduction adjustments to the amount indicated above, are expected to be claimed by the Company as refundable on tax returns to be filed in future tax years and at various percentages as noted below.

The Company's AMT Credit carryforward amount(s) projected to be claimed as refundable for each tax year are as follows:

Tax Year (a)	Declining balance of the AMT Credit carryforward amount(s) available for each tax year (a) (b)	% of AMT Credit carryforward amount(s) available to be claimed as refundable for each tax year	AMT Credit carryforward amount(s) projected to be claimed as refundable for each tax year (a) (b)

2018	$20,092,000	50%	$10,046,000
2019	10,046,000	50%	5,023,000
2020	5,023,000	50%	2,511,500
2021	2,511,500	100%	2,511,500
			$20,092,000

(a) Assumes no regular federal income tax liability in tax years presented above which would reduce any AMT Credit carryforward amount(s) ultimately refunded.

(b) The declining balance of the AMT Credit carryforward amount(s) available for each tax year and the AMT Credit carryforward amount(s) projected to be claimed as refundable for each tax year are net of certain estimated adjustments from the previously disclosed AMT Credit carryforward amounts.

The 2017 Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended (the "Code"), including, among other changes, significant changes to the U.S. corporate tax rate and certain other changes to the Code that impact the taxation of corporations. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. Additionally, the Company's tax advisors indicate that the IRS typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT Credit carryforward amounts claimed as refundable and/or AMT Credit carryforward amounts ultimately received.

The Company's management is continuing to work closely with outside advisors on the Company's tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT Credit carryforward refunds. The AMT Credit carryforwards by the Company from prior tax years and related refund(s) could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval.  Neither the Company nor its outside advisors can predict whether or not the IRS and/or other tax authorities will review the Company's tax returns to be filed and/or as filed in prior years.

Based on the Company's state tax returns as filed and to be filed, the Company estimates that it has state NOL carryforwards to reduce future state taxable income, which would expire if unused.

The state NOL carryforwards as of December 31, 2017 are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,800,000
2013	2033	2,700,000
2014	2034	4,200,000
2015	2035	4,100,000
2016	2036	2,800,000
2017	2037	1,200,000
		$16,800,000

The Company has a deferred tax asset arising primarily from NOL carryforwards and AMT credits as follows:

	December 31, 2017	December 31, 2016
Deferred tax asset	$47,800,000	$36,400,000
Valuation allowance	(27,708,000)	(36,400,000)
Net deferred tax asset recognized	$20,092,000	$-

A valuation allowance was released in relation to the AMT Credit carryforwards which are projected to be refundable as part of the 2017 Tax Act enacted in December 2017.  A full valuation allowance remains on the remaining deferred tax asset amounts, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the "NY Court"), Index No. 652301/2016, ("AmBase v. 111 West 57th Sponsor LLC, et al.") (the "111 West 57th Action").  The defendants in that litigation were 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, "Defendants") and nominal defendant 111 West 57th Partners LLC.  AmBase alleges in that action, that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase's contractual "equity put right" as set forth in the JV Agreement (the "Equity Put Right"). AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties' rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase's claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase's claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase's Equity Put Right by declining to produce a timely budget. Claims that the NY Court dismissed included AmBase's claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. A discovery conference in this case is currently scheduled for February 27, 2018. For additional information with regard to the Company's investment in the 111 West 57th Property, see Note 4.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company's interest in the 111 West 57th Street Property.  The carrying value of the Company's equity investment in the 111 West 57th Property represented a substantial portion of the Company's assets and net equity value.

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce's actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company's investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors', the Company's or the lenders' actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company's equity investment in the 111 West 57th Street Property. For additional information on the Company's investment in the 111 West 57th Property and the Company's legal actions related thereto, see Note 9.

While the Company's management is evaluating future courses of action to protect and/or recover the value of the Company's equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company's financial condition and future prospects.

IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al. In February 2018, IsZo Capital L.P. commenced an action, IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al., Index No. 650812/2018 in the New York State Supreme Court for New York County (the "IsZo Capital L.P. action"). The defendants in the action include all officers and directors of AmBase Corporation and AmBase Corporation as a nominal defendant.  The plaintiff alleges various breaches of fiduciary duty against all of the directors and officers concerning the decisions made in the 111 West 57th Street Property investment and a certain litigation funding agreement.  IsZo Capital L.P. also seeks declaratory judgment relief concerning a litigation funding agreement and the 111 West 57th Street Property.  AmBase and the officers and directors intend to vigorously defend themselves and will move to dismiss the Complaint when all of the officers and directors have been served with the Summons and Complaint.  The Company can give no assurances regarding the outcome of the matters described herein.
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

As a result of developments in the legal proceedings concerning the Company's equity investment in the 111 West 57th Property, the Company's interest in obtaining a litigation funding commitment to finance litigation with respect to the ongoing disputes with the Sponsors and the lenders in the 111 West 57th Street Property project, and the Company's efforts to seek to recover value for the Company with respect to its equity investment in the 111 West 57th Property, the Company's Board of Directors negotiated and accepted an offer from Mr. Richard Bianco, its long-time chief executive officer, to provide a litigation fund of seven million dollars ($7,000,000) (along with additional amounts as may be necessary from time to time as agreed to by the Company and Mr. Bianco), to fund the Company's litigation expenses in connection with Future Recovery Litigation, (the "Litigation Funding Agreement").

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

The payment of the amounts pursuant to the Litigation Funding Agreement could become payable by the Company in the future based on the recovery by the Company of amounts relating to the 111 West 57th Property.  The recovery, by the Company, of any amounts are not within the control of the Company and cannot be predicted at this time, and therefore, the aggregate amounts funded pursuant to the Litigation Funding Agreement are presented in a temporary equity classification below total liabilities in the Company's consolidated balance sheets for the periods presented, until such time that the legal proceedings or the Litigation Funding Agreement are concluded. The Company shall not be obligated to repay such funded amounts except as described herein.
Legal expenses incurred attributable to the Litigation Funding Agreement are included in the Company's consolidated statements of operations as part of professional and outside services, as follows:

(in thousands)	Year Ended
	December 31, 2017	December 31, 2016
Legal expenses attributable to the Litigation Funding Agreement	$1,511	–

In March 2018, Mr. R. A. Bianco funded an additional $588,000 of legal expenses pursuant to the Litigation Funding Agreement, for litigation services rendered in 2017 and 2018.

Note 11 – Commitments and Contingencies

Future minimum rental payments for office space under non-cancellable operating leases for the Company's executive office in Boca Raton, Florida as of December 31, 2017, were as follows (in thousands):

Year	Amount
2018	$14
2019	3
2020	-
2021	-
2022	-
Thereafter	-
$17

Rent expense for the period was as follows:

($ in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Rent expense	$13	$12
Approximate square feet of leased office space	1,085	1,085

Note 12 – Loans Payable

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

Pursuant to the WC Agreement, Mr. R. A. Bianco made several loans to the Company for use as working capital.  The loans were due on the earlier of the date the Company received funds from any source sufficient to pay all amounts due under the loans, including accrued interest thereon, or the due date noted below. Accrued interest payable associated with the loans are included in accounts payable and accrued liabilities in the Company's consolidated balance sheet. In January 2018, pursuant to the WC Agreement, Mr. R.A. Bianco made an additional $250,000 loan to the Company for use as working capital as reflected and in accordance with the same terms of the loans payable noted herein.

Information regarding the loans payable is as follows:

	Date of Loan	Rate	Due Date	December 31, 2017	December 31, 2016
Loan payable	January 2017	5.25%	December 31, 2019	$500,000	$-
Loan payable	April 2017	5.25%	December 31, 2019	500,000	-
Loan payable	June 2017	5.25%	December 31, 2019	500,000	-
Loan payable	September 2017	5.25%	December 31, 2019	150,000	-
Loan payable	October 2017	5.25%	December 31, 2019	446,000	-
Loan payable	December 2017	5.25%	December 31, 2019	200,000	-
				$2,296,000	$-

Information regarding accrued interest expense on the loans payable is as follows:

(in thousands)	December 31, 2017	December 31, 2016
Accrued interest expense	$67	$-

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as discussed in Note 4 herein and distinct from the Litigation Funding Agreement amounts as discussed in Note 10 herein.

On January 26, 2018, in connection with the sale by the Company of its commercial office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the working capital line of credit agreement was terminated. See Note 3 herein for additional information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

During the fiscal period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

 The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in 1992. The Company is in the process of adopting the COSO 2013 framework, and management expects to complete the transition from the COSO 1992 framework to the 2013 framework in 2018. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management's evaluation under the framework in Internal Control—Integrated Framework (1992), management concluded that internal control over financial reporting was effective as of December 31, 2017.

This annual report does not include an attestation report of the Company's independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

An employment agreement, as amended, is in effect between Mr. R. A. Bianco and the Company, (the "2007 Employment Agreement").  The terms of the 2007 Employment Agreement provide for Mr. R. A. Bianco to serve as Chairman, President and Chief Executive Officer of the Company. In March 2018, the Company and Mr. R. A. Bianco agreed to an amendment to Mr. Bianco's Employment Agreement with the Company, to extend the term of Mr. R. A. Bianco's employment with the Company to May 31, 2023 from May 31, 2018 (the "Employment Period"). The Company is providing the disclosure of Mr. Bianco's amended employment agreement under Item 9B of Form 10-K in lieu of Item 5.02 of Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers and directors required by this item will be set forth in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2018, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2017 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2018, under the captions "Executive Compensation," "Employment Contracts," and "Compensation of Directors" which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2017 fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table summarizes information about securities authorized for issuance under equity compensation plans of the Company at December 31, 2017 as follows:

	Shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Shares available for future issuance

Equity Compensation - plans approved by stockholders	-	$-	4,320,000

Plan not approved by stockholders

None.

For other information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2018, under the caption "Stock Ownership", which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2017 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2018, under the captions "Proposal No. 1 - Election of Directors" and "Information Concerning the Board and its Committees," which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2017 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading "Proposal 2 - Independent Registered Public Accounting Firm", "Independent Registered Public Accountant Matters," in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2018, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2017 fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this report:
1. Index to Financial Statements:	Page
Report of Independent Registered Public Accounting Firm	16
Consolidated Statements of Operations	17
Consolidated Balance Sheets	18
Consolidated Statements of Changes in Stockholders' Equity	19
Consolidated Statements of Cash Flows	20
Notes to Consolidated Financial Statements	21
2. Index to Financial Statements Schedules:
Schedule III - Real Estate and Accumulated Depreciation
(b) Exhibits:
3.1*	Restated Certificate of Incorporation of AmBase Corporation (as amended and restated – July 15, 2017).
3.2*	By-Laws of AmBase Corporation (as amended through March 15, 1996).
4*	Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. as amended through November 10, 2015.
10.4
Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, (incorporated by reference to Exhibit 10H to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.5
Amendment to Employment Agreement dated as of January 1, 2008 between Richard A. Bianco and the Company, (incorporated by reference to Exhibit 10E to the Company's Annual Report on Form 10-K for the year ended December 31, 2007)

10.6*	Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2023.
10.7
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

10.9
Agreement between Mr. Richard A. Bianco, the Company's Chairman President and Chief Executive Officer ("R. A. Bianco") and the Company for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to the 111 West 57th Property (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the annual period ending December 31, 2016).

10.10
Litigation Funding Agreement dated September 2017, between Mr. Richard A. Bianco, the Company's Chairman, President and Chief Executive Officer ("Mr. R. A. Bianco") and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current report on Form 8-K dated September 26, 2017 and Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2017).

10.11*	Contract for sale of real estate owned dated January 17, 2018, between the Company's wholly-owned subsidiary, Maiden Lane Associates, Ltd. and Maria USA, filed herewith.
14	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
21*	Subsidiaries of the Registrant.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.
32.1*	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.
32.2*	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.
99.1	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on October 22, 2012 and incorporated by reference herein).
101.1*
The following financial statements from AmBase Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

Exhibits, except as otherwise indicated above, are filed herewith.
* filed herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 30, 2018	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 30, 2018

/s/ALESSANDRA F. BIANCO Director Date: March 30, 2018	/s/RICHARD A. BIANCO, JR. Director Date: March 30, 2018

/s/JERRY Y. CARNEGIE Director Date: March 30, 2018	/s/KENNETH M. SCHMIDT Director Date: March 30, 2018

AMBASE CORPORATION AND SUBSIDIARIES
SCHEDULE III. REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period
Description	Encumbrances	Land	Building & Improvements	Improvements	Land	Building & Improvements	Total
Office Building:
Greenwich, CT	$-	$554	$1,880	$20	$554	$1,900	$2,454

Total	$-	$554	$1,880	$20	$554	$1,900	$2,454

[Additional columns below]
[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
Description	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statement is Computed
Office Building:
Greenwich, CT	$774	1970	April 2001	39 years

Total	$774

[a] Reconciliation of total real estate carrying value is as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Balance at beginning of year	$2,454	$2,454
Improvements	-	-
Acquisitions	-	-
Disposition	-	-
Balance at end of year	$2,454	$2,454

Total cost for federal tax purposes at end of each year	$2,454	$2,454

[b] Reconciliation of accumulated depreciation as follows:

Balance at beginning of year	$774	$726
Depreciation expense	48	48
Dispositions	-	-
Balance at end of year	$822	$774

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Alessandra F. Bianco Senior Officer BARC Investments, LLC	Richard A. Bianco, Jr. Employee AmBase Corporation & Officer BARC Investments, LLC	Jerry Y. Carnegie Private Investor	Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

Annual Meeting of Stockholders

The 2018 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 7, 2018, at:

Hyatt Regency Hotel
1800 East Putnam Avenue
Greenwich, CT  06870
Corporate Headquarters AmBase Corporation One South Ocean Boulevard, Suite 301 Boca Raton, FL 33432 (201) 265-0169

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2018, there were, approximately 8,200 stockholders.