Form 10-K/A
AMBASE CORP
filed 2018-04-30
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K-A
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
Yes ☐   No ☒

At February 28, 2018, there were 40,737,751 shares of registrant's Common Stock outstanding.  At June 30, 2017, the aggregate market value of registrant's voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $1.00 per share was approximately $24 million.  The Common Stock constitutes the registrant's only outstanding class of security.

Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of AmBase Corporation (the "Company") is being filed to update the Exhibit Index in Part IV, Item 15 of the Company's Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 30, 2018 (the "Report") to include the the hyperlinks to previously filed exhibits incorporated by reference that were inadvertently omitted from the Report.  Except for the updated hyperlinks in the Exhibit Index, no other changes have been made to the Report.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits:
3.1	Restated Certificate of Incorporation of AmBase Corporation (as amended and restated – July 15, 2017).
3.2	By-Laws of AmBase Corporation (as amended through March 15, 1996).
4	Rights Agreement dated as of February 10, 1986 between the Company and American Stock Transfer and Trust Co. as amended through November 10, 2015.
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

10.6	Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2023.
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

10.11	Contract for sale of real estate owned dated January 17, 2018, between the Company's wholly-owned subsidiary, Maiden Lane Associates, Ltd. and Maria USA, filed herewith.

14	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
21	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.
32.1	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.
32.2	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.
99.1	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on October 22, 2012 and incorporated by reference herein).
101.1
The following financial statements from AmBase Corporation's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

Exhibits, except as otherwise indicated above, are filed herewith.
* filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/JOHN FERRARA Vice President and Chief Financial Officer (Principal Financial Officer) Date: April 30, 2018