Form 10-Q
period 2018-03-31
AMBASE CORP
filed 2018-05-14
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

(201) 265-0169
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

YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

YES  ☐  NO  ☒

At April 30, 2018, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2018

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2018	2017
Operating expenses:
Compensation and benefits	$524	$324
Professional and outside services	818	904
Property operating and maintenance	32	33
Depreciation	-	12
Insurance	62	36
Other operating	27	35
Total operating expenses	1,463	1,344
Operating income (loss)	(1,463)	(1,344)

Interest income	1	-
Interest expense	(10)	(5)
Gain on sale of real estate owned	3,278	-
Equity income (loss) – 111 West 57th Partners LLC	-	(18)
Income (loss) before income taxes	1,806	(1,367)

Income tax expense (benefit)	2	3
Net income (loss)	$1,804	$(1,370)

Net income (loss) per common share - basic	$0.04	$(0.03)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,986	$70
Real estate owned:
Land	-	554
Buildings	-	1,900
Real estate owned, gross	-	2,454
Less: accumulated depreciation	-	822

Real estate owned, net	-	1,632

Deferred tax asset – tax receivable	20,092	20,092
Other assets	-	84
Total assets	$22,078	$21,878

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$530	$426
Loan payable – related party	-	2,296
Other liabilities	-	-

Total liabilities	530	2,722

Litigation funding agreement (Note 10)	1,942	1,354
Commitments and contingencies (Note 9)	-	-

Stockholders’ Equity:
Common stock ($0.01 par value, 85,000 authorized in 2018 and 85,000 authorized in 2017, 46,410 issued and 40,738 outstanding in 2018 and 46,410 issued and 40,738 outstanding in 2017)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(523,994)	(525,798)
Treasury stock, at cost – 2018 – 5,672 shares and 2017 – 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	19,606	17,802
Total liabilities and stockholders’ equity	$22,078	$21,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,804	$(1,370)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Gain on sale of real estate owned	(3,278)	-
Depreciation	-	12
Other income	-	-
Impairment of equity investment in 111 West 57th Partners LLC	-	-
Equity (income) loss - 111 West 57th Partners LLC	-	18
Changes in operating assets and liabilities:
Other assets	84	24
Accounts payable and accrued liabilities	104	492
Other liabilities	-	-
Net cash provided (used) by operating activities	(1,286)	(824)

Cash flows from financing activities:
Proceeds from sale of real estate owned, net	4,910	-
Payoff of loan payable – related party	(2,546)	-
Proceeds from loan payable – related party	250	500
Proceeds from litigation funding agreement	588	-
Net cash provided (used) by financing activities	3,202	500

Net change in cash and cash equivalents	1,916	(324)
Cash and cash equivalents at beginning of period	70	586
Cash and cash equivalents at end of period	$1,986	$262
Supplemental cash flow disclosure:
Income taxes paid	$-	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2017.

At March 31, 2018, the Company’s assets consisted primarily of cash and cash equivalents and a deferred tax asset. On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Note 3 herein for additional information. See Note 8 for additional information regarding taxes. The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”) and a mezzanine lender to the joint venture (“Spruce”). On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017.  The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value The Company is currently attempting to have the Appellate Division declare the strict foreclosure invalid and to enjoin the strict foreclosure; however, there can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company’s legal proceedings related to the 111 West 57th Property, see Note 4 and Note 9 herein.

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018. See Note 4 and Note 9 herein for additional information concerning the Company’s pending appeal of its challenge to the Strict Foreclosure and the Company’s recording of an impairment of its equity investment in the 111 West 57th Property.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has incurred operating losses and used cash for operating activities for the past several years. In June 2013, the Company purchased an equity interest in the 111 West 57th Property and made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the Sponsor and Spruce. See Note 4 and Note 9 herein for additional information regarding this impairment charge and the legal proceedings relating to the Company’s investment in the 111 West 57th Property. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources together with the net proceeds from the sale of its commercial office building in Greenwich, Connecticut as further discussed in Note 3 herein, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

In September 2017, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“R. A. Bianco”) entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company’s litigation expenses in connection with the 111 West 57th Property (the “Litigation Funding Agreement”).  For additional information including the terms of the Litigation Funding Agreement, see Note 10 herein.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company’s investment value and/or protect its legal rights.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information on the Company’s investment in the 111 West 57th Property and the Company’s legal actions related thereto, see Note 4 and Note 9.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects.

In May 2016, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit. Pursuant to this agreement, Mr. Bianco has made several loans to the Company, for use as working capital. On January 26, 2018, in connection with the sale by the Company of its office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest to Mr. R. A. Bianco, and in connection therewith the working capital line of credit was terminated. For additional information, see Note 11 herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company’s condensed consolidated financial statements.

Note 3 – Real Estate Sold

On January 26, 2018, the Company sold its building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. A gain from the sale is reflected in the Company’s condensed consolidated statement of operations for the quarterly period ending March 31, 2018. The Company used a portion of the sale proceeds to repay the full amount of the working capital loan plus accrued interest to Mr. R. A. Bianco. See Note 11 for additional information. The remaining proceeds will be used for working capital.

Information relating to the sale of the Company’s real estate owned in Greenwich, Connecticut is as follows:

(in thousands)	Amounts
Gross sales price	$5,200
Less: Transactions costs	(290)
Proceeds from the sale of real estate owned, net	4,910
Less: Real estate carrying value, (net of accumulated depreciation)	(1,632)
Net gain on sale of real estate	$3,278

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with the Sponsor and Spruce. On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.  Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is currently attempting to have the Appellate Division declare the strict foreclosure invalid and to enjoin the strict foreclosure; however, there can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company’s legal proceedings related to the 111 West 57th Property, see Note 9 herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

See below for additional information with regard to background information regarding the Company’s 111 West 57th Property equity investment in the 111 West 57th Property and events leading up to the Strict Foreclosure, as follows:

In June 2013, 111 West 57th Investment LLC, (“Investment LLC”), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the “JV Agreement”) with 111 West 57th Sponsor LLC, (the “Sponsor”), pursuant to which Investment LLC invested (the “Investment”) in a real estate development property to purchase and develop the 111 West 57th Street Property (the “111 West 57th Property”).  In consideration for making the Investment, Investment LLC was granted a membership interest in 111 West 57th Partners LLC (“111 West 57th Partners”), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the “Joint Venture,” and such date, the “Closing Date”).  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture.  The Joint Venture plans were to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

Amounts relating to the Company’s initial June 2013 investment and other information relating to the 111 West 57th Property follows:

($ in thousands)
Company’s aggregate initial investment	$57,250
Company’s aggregate initial membership interest %	60.3%
Other members and Sponsor initial investment	$37,750
Approximate gross square feet of project	346,000

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

Additionally, the JV Agreement provides that (i) Mr. Richard A. Bianco (the Company’s current Chairman, President and Chief Executive Officer) (“Mr. R. A. Bianco”), his immediate family, and/or any limited liability company wholly-owned thereby, and/or a trust in which Mr. R. A. Bianco and/or his immediate family is the beneficiary, shall at all times own, in the aggregate, not less than 20% of the outstanding shares of AmBase; and (ii) Mr. R. A. Bianco shall remain the Chairman of the Board of Directors of AmBase for the duration of the JV Agreement.

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the “Amended and Restated Investment Operating Agreement”) to grant a 10% subordinated participation interest in Investment LLC to Mr. R. A. Bianco as contingent future incentive for Mr. R. A. Bianco’s past, current and anticipated ongoing role to develop and commercialize the Company’s equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company’s initial aggregate investment in Investment LLC and the Joint Venture, plus any additional investments by the Company, and only with respect to any distributions thereafter. At the current time the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount or range of amounts can be reasonably estimated or assured.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

During 2014, in connection with the funding of additional capital calls under the JV Agreement for required borrowing and development costs for the 111 West 57th Property, the Company’s management and its Board of Directors concluded that, given the continuing development risks of the 111 West 57th Property and the Company’s financial position, the Company should not at that time increase its already significant concentration and risk exposure to the 111 West 57th Property.  Nonetheless, the Company sought to limit dilution of its interest in the Joint Venture resulting from any failure to fund the capital call requirements, but at the same time wished to avoid the time, expense and financial return requirements (with attendant dilution and possible loss of voting rights) that obtaining a replacement third-party investor would require. The Company therefore entered into a second amended and restated operating agreement for Investment LLC (“Second Amended and Restated Investment Operating Agreement”) pursuant to which Capital LLC was admitted as a member of Investment LLC. In exchange for Capital LLC contributing toward Investment LLC capital calls in respect of the 111 West 57th Property, available cash of Investment LLC will be distributed first to Capital LLC until it has received a 20% internal rate of return (calculated as provided for in the JV Agreement as noted above), second to the Company until it has received 150% of its capital, and, thereafter, available cash is split 10/90, with 10% going to Mr. R. A. Bianco as the subordinated participation interest noted above and 90% going to Capital LLC and the Company pari-passu, with Capital LLC receiving one-half of its pro-rata share based on capital contributed and the Company receiving the balance. No other material changes were made to the Amended and Restated Investment Operating Agreement, and neither Mr. R. A. Bianco nor Capital LLC has any voting rights with respect to their interest and investment in Investment LLC.

In accordance with the JV Agreement, Shortfall Capital Contributions may be treated either as a member loan or as a dilutive capital contribution by the funding party valued at one and one-half times the amount actually contributed.  The Sponsors deemed the Shortfall Capital Contributions as dilutive capital contributions to the Company.  The Company disagrees with the Sponsors’ investment percentage calculations. The Sponsors have taken the position that the Capital Contribution Requests, if taken together, would have caused the Company’s combined ownership percentage to be diluted to approximately 48%. The parties have a dispute with regard to the calculation of the revised investment percentages resulting from the Capital Contribution Requests, along with the treatment and allocation of these Shortfall Capital Contribution amounts.

On June 30, 2015, 111 West 57th Partners obtained financing for the 111 West 57th Property.  The financing was obtained in two parts: (i) a first mortgage construction loan with AIG Asset Management (US), LLC (along with its affiliates “AIG”); and (ii) a mezzanine loan with Apollo Commercial Real Estate Finance, Inc. (along with its affiliates “Apollo”), as detailed herein below.  Both loans have a four-year term with a one-year extension option subject to satisfying certain conditions.  The loan agreements (the “Loan Agreements”) also include customary events of default and other customary terms and conditions.  Simultaneously with the closing of the AIG and the Apollo financing, 111 West 57th Partners repaid all outstanding liabilities and obligations to Annaly CRE, LLC under the initial mortgage and acquisition loan agreement, dated June 28, 2013, between joint venture entities and Annaly CRE, LLC.  The remaining loan proceeds were to be drawn down and used as necessary for construction and related costs, loan interest escrow and other related project expenses for development of the 111 West 57th Property.

Information relating to the June 30, 2015 financing for 111 West 57th Partners is as follows:

(in thousands)
Financing obtained by 111 West 57th Partners - AIG	$400,000
Financing obtained by 111 West 57th Partners - Apollo	$325,000
Annaly CRE LLC initial mortgage and acquisition loan repaid	$230,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. AmBase alleges in that action that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”). AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right by declining to produce a timely budget. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. A discovery conference in this case was held on February 27, 2018. The Company is in the process of filing a stipulated third amended complaint based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. For additional information, see Note 9.

In December 2016, the Sponsor proposed for approval a “proposed budget” (the “Proposed Budget”), which the Sponsor claims represented an increase to the aggregate of hard cost line items of an amount slightly below the Equity Put Right threshold amount and a further increase in other costs thus resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its Equity Put Right. Consequently, subsequent to the Sponsors’ presentation of the Proposed Budget, Investment LLC notified the Sponsor that it was exercising its Equity Put Right pursuant to the JV Agreement. The Sponsor refused to honor the exercise of Investment LLC’s Equity Put Right. The Sponsor claims, among other things, that the conditions precedent were not met because they claim the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow exercise of the Equity Put Right.

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

In March 2017, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time.  The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company’s commercial office building in Greenwich, Connecticut. As a result of the sale of the Company’s commercial office building in Greenwich CT. in January 2018, any borrowings from Mr. R.A. Bianco under this line of credit would be unsecured.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Sponsor claimed that additional borrowings of $60 million to $100 million were needed to complete the project. In addition, the Company had been informed by the Sponsors, that Apollo had indicated that due to budget increases, it believed the current loan had been “out of balance” (meaning, according to Apollo, the projected budget exceeds the original budget approved in connection with the loan); and thus 111 West 57th Partners LLC (“111 West 57th Partners”), or its subsidiaries would need additional funding in order to bring the loan back into balance. The Company considered approving the additional financing, but informed the Sponsor that it had concerns about the Proposed Budget and the implications of the Proposed Budget, as well as other questions which needed to be addressed first. Apollo had previously provided loan forbearances to the borrowers and guarantors in order to allow the Sponsor time (while the building continued to be built) to raise the additional financing that it claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold $25 million of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC, (“Spruce”) (the “Junior Mezzanine Loan”).

On June 30, 2017, Spruce declared an event of default under the Junior Mezzanine Loan and demanded immediate payment of the full outstanding balance of the Junior Mezzanine Loan.  Spruce gave notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”).

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.

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

As noted above, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000, for the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company’s legal proceedings related to the 111 West 57th Property, see Note 9 herein.

For information relating to the Litigation Funding Agreement entered into between the Company and Mr. Richard A. Bianco, the Company’s President and Chief Executive Officer, see Note 10.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company’s investment value and/or protect its legal rights.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information on the Company’s investment in the 111 West 57th Property and the Company’s legal actions related thereto, see Note 9.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects.

The Company recorded its investment in 111 West 57th Partners utilizing the equity method of accounting. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017.

As a result of the matters described herein, the following tables present summarized financial information for 111 West 57th Partners solely for the periods indicated.  The amounts shown represent 100% of the results of operations of 111 West 57th Partners for the date indicated below.

(in thousands)	Three Months Ended March 31, 2017
Rental income	$-
Expenses	31
Net income (loss)	$(31)

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Company matching contributions	$22	$12
Employer match %	33%	33%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 6 – Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market. The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock.  Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  Pursuant to the Repurchase Plan the Company repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions.

Information relating to the Repurchase Plan is as follows:

(in thousands)	Three Months Ended March 31, 2018
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	March 31, 2018
Total number of common shares authorized for repurchase	$10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	$3,774

Note 7 – Incentive Plans

The Company’s 1993 Stock Incentive Plan (the “1993 Plan”), expires in May 2018, and at the current time the Company has elected not to extend it. There are no awards outstanding under the 1993 Plan and there has been no recent activity pursuant to the 1993 Plan.

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

State income tax amounts for the three months ended March 31, 2018 and the three months ended March 31, 2017, reflect a provision for a tax on capital imposed by the state jurisdictions.

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. Based on the Company’s federal tax returns as filed and to be filed, the Company estimates it has federal NOL carryforwards available to reduce future federal taxable income which would expire if unused, as indicated below.

The federal NOL carryforwards as of December 31, 2017, are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
2015	2035	4,200,000
2016	2036	3,400,000
2017	2037	4,400,000
		$44,600,000

Alternative Minimum Tax (“AMT”) Credit carryforwards available, which can be used to offset income generated in future years which are not subject to expiration, are as follows:

Amount
AMT Credits carryforwards	$21,600,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

As noted above the Company has AMT Credit carryforwards from prior tax years. In accordance with the 2017 Tax Act AMT Credit carryforwards, subject to certain estimated reduction adjustments to the amount indicated above, are expected to be claimed by the Company as refundable on tax returns to be filed in future tax years and at various percentages as noted below.

The Company’s AMT Credit carryforward amount(s) projected to be claimed as refundable for each tax year are as follows:

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

The 2017 Tax Act makes broad and complex changes to the Internal Revenue Code of 1986, as amended (the “Code”), including, among other changes, significant changes to the U.S. corporate tax rate and certain other changes to the Code that impact the taxation of corporations. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. Additionally, the Company’s tax advisors indicate that the IRS typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT Credit carryforward amounts claimed as refundable and/or AMT Credit carryforward amounts ultimately received.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT Credit carryforward refunds. The AMT Credit carryforwards by the Company from prior tax years and related refund(s) could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval.  Neither the Company nor its outside advisors can predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns to be filed and/or as filed in prior years.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has state NOL carryforwards to reduce future state taxable income, which would expire if unused, as indicated below.

The state NOL carryforwards as of December 31, 2017, are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,800,000
2013	2033	2,700,000
2014	2034	4,200,000
2015	2035	4,100,000
2016	2036	2,800,000
2017	2037	1,200,000
		$16,800,000

The Company has a deferred tax asset arising primarily from NOL carryforwards and AMT Credit carryforwards. At December 31, 2017, a valuation allowance was released in relation to the AMT Credit carryforwards which are projected to be refundable as part of the 2017 Tax Act enacted in December 2017.  A full valuation allowance remains on the remaining deferred tax asset amounts, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Elliot Joseph, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White and Franklin R. Kaiman (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC.  AmBase alleges in that action, that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase's contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”). AmBase is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right by declining to produce a timely budget. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. A discovery conference in this case was held on February 27, 2018. The Company is in the process of filing a stipulated third amended complaint based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. Among other things, that complaint will add four new defendants: 111 Construction Manager LLC, Property Markets Group, Inc., JDS Development LLC, and JDS Construction Group LLC. The parties have agreed to a briefing schedule for Defendants’ anticipated motion to dismiss that complaint, which will hold even if Defendants remove the action to federal court. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

AmBase Corp., et al. v. Spruce Capital Partners, et al. In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.

Spruce had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”). After the Sponsors refused to object to Spruce’s proposal on behalf of the junior mezzanine borrower, and Spruce refused to commit to honor Investment LLC’s objection on its own behalf, the Company initiated this litigation to obtain injunctive relief halting the Strict Foreclosure.  For additional information on the events leading to this litigation see Note 4.

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

On August 28, 2017, the NY Court held a preliminary injunction hearing, lifted the temporary restraining order, denied Plaintiffs’ request for a preliminary injunction, and granted Defendants’ cross-motions. In order to prevent the Strict Foreclosure process from going forward, the Company immediately obtained an interim stay from the New York Supreme Court Appellate Division, First Judicial Department (“Appellate Division”). That stay remained in place until four (4) P.M. August 29, 2017, permitting the Company to obtain an appealable order, notice an appeal, and move for a longer-term stay or injunctive relief pending appeal. The Appellate Division held a hearing on August 29, 2017, to consider the Company’s motion for an interim stay or injunctive relief pending appeal, both of which it denied, thus allowing the purported Strict Foreclosure to move forward. The Company will continue to challenge the validity of the actions that led to this purported transfer of title, including appeal.

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.  The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018.

Since the Company is not party to the Loan Agreements, it does not have access to communications with the lenders, except for those individual communications that the Sponsors have elected to share or that have been produced in the ongoing litigation.  The Company has continued to demand access to such information, including access to the books and records for the 111 West 57th Property both under the JV Agreement and as part of the 111 West 57th Action and the 111 West 57th Spruce Action.

For additional information with regard to the Company’s recording of an impairment of its equity investment in the 111 West 57th Property; see Note 4.  The carrying value of the Company’s equity investment in the 111 West 57th Property represented substantially all of the Company’s assets and net equity value.

For information relating to the Litigation Funding Agreement entered into between the Company and Mr. Richard A. Bianco, the Company’s President and Chief Executive Officer, see Note 10.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company’s investment value and/or protect its legal rights.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information on the Company’s investment in the 111 West 57th Property and the Company’s legal actions related thereto, see Note 9.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects.

IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al. In February 2018, IsZo Capital L.P. commenced an action, IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al., Index No. 650812/2018 in the New York State Supreme Court for New York County (the “IsZo Capital L.P. action”). The defendants in the action include all officers and directors of AmBase Corporation and AmBase Corporation as a nominal defendant.  The plaintiff alleges various breaches of fiduciary duty against all of the directors and officers concerning the decisions made in the 111 West 57th Street Property investment and a certain litigation funding agreement.  IsZo Capital L.P. also seeks declaratory judgment relief concerning a litigation funding agreement and the 111 West 57th Street Property.  AmBase and the officers and directors intend to vigorously defend themselves and will move to dismiss the Complaint. Service of the summons and complaint has been accepted by counsel on behalf of all defendants and a motion to dismiss was served and filed in early May 2018, with a return date set for early July 2018. The Company can give no assurances regarding the outcome of the matters described herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Litigation Funding Agreement

In September 2017, the Company’s executive officers and its Board of Directors concluded that it was in the Company’s interest to obtain a litigation funding commitment to finance litigation with respect to the ongoing disputes with the Sponsors and the lenders in the 111 West 57th Street Property project, and to seek to recover value for the Company with respect to its equity investment in 111 West 57th Street Property, whether by direct recovery or from asserting claims against the Sponsors, their principals and/or certain of the lenders (collectively, “Future Recovery Litigation”).

As a result of developments in the legal proceedings concerning the Company’s equity investment in the 111 West 57th Property, the Company’s interest in obtaining a litigation funding commitment to finance litigation with respect to the ongoing disputes with the Sponsors and the lenders in the 111 West 57th Street Property project, and the Company’s efforts to seek to recover value for the Company with respect to its equity investment in the 111 West 57th Property, the Company’s Board of Directors negotiated and accepted an offer from Mr. Richard Bianco, its long-time chief executive officer, to provide a litigation fund of seven million dollars ($7,000,000) (along with additional amounts as may be necessary from time to time as agreed to by the Company and Mr. Bianco), to fund the Company’s litigation expenses in connection with Future Recovery Litigation, (the “Litigation Funding Agreement”).

In consideration of such financial commitment, the Litigation Funding Agreement provides that any financial recovery in such Future Recovery Litigation shall be distributed as follows:

i.	first, to reimburse Mr. Bianco on a dollar-for-dollar basis for any Company litigation expenses and/or other unpaid amounts advanced by him in connection with Future Recovery Litigation; and

ii.
thereafter, a percentage of the recovery to the Company and a percentage of the recovery to Mr. Bianco, respectively, (the “Recovery Sharing Ratio”); with the ratio and percentages of 30% to 45% depending on the length of time to obtain recovery.

The payment of the amounts pursuant to the Litigation Funding Agreement could become payable by the Company in the future based on the recovery by the Company of amounts relating to the 111 West 57th Property.  The recovery, by the Company, of any amounts are not within the control of the Company and cannot be predicted at this time, and therefore, the aggregate amounts funded pursuant to the Litigation Funding Agreement are presented in a temporary equity classification below total liabilities in the Company’s consolidated balance sheets for the periods presented, until such time that the legal proceedings or the Litigation Funding Agreement are concluded. The Company shall not be obligated to repay such funded amounts except as described herein.

Legal expenses incurred attributable to the Litigation Funding Agreement are included in the Company’s condensed consolidated statement of operations as part of professional and outside services, as follows:

(in thousands)	Three Months Ended
	March 31, 2018	March 31, 2017
Legal expenses attributable to the Litigation Funding Agreement	$681	$-

In April 2018, Mr. R. A. Bianco funded an additional $250,000 of legal expenses pursuant to the Litigation Funding Agreement, for litigation services rendered in March 2018.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 – Loans Payable

In May 2016, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R. A. Bianco”) entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit of up to one million dollars ($1,000,000) or additional amount(s) as may be necessary and agreed to on an as needed basis, if and when necessary, subject to customary and market terms and conditions to be agreed upon at such time (the “WC Agreement”).

Pursuant to the WC Agreement, Mr. R. A. Bianco made several loans to the Company for use as working capital.  The loans were due on the earlier of the date the Company received funds from any source sufficient to pay all amounts due under the loans, including accrued interest thereon, or the due date noted below. Accrued interest payable associated with the loans was included in accounts payable and accrued liabilities in the Company’s consolidated balance sheet.

In January 2018, pursuant to the WC Agreement, Mr. R.A. Bianco made an additional loan to the Company for use as working capital as reflected and in accordance with the same terms of the loans payable noted herein.

Information regarding the loans payable is as follows:

	Date of Loan	Rate	Due Date	March 31, 2018	December 31, 2017
Loan payable	January 2017	5.25%	December 31, 2019	$-	$500,000
Loan payable	April 2017	5.25%	December 31, 2019	-	500,000
Loan payable	June 2017	5.25%	December 31, 2019	-	500,000
Loan payable	September 2017	5.25%	December 31, 2019	-	150,000
Loan payable	October 2017	5.25%	December 31, 2019	-	446,000
Loan payable	December 2017	5.25%	December 31, 2019	-	200,000
				$-	$2,296,000

Information regarding accrued interest expense on the loans payable is as follows:

(in thousands)	December 31, 2017
Accrued interest expense	$67

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

Note 12 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2018, through the report issuance date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Forward-Looking Information

This quarterly report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Quarterly Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to those set forth in “Item 1A, Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K and in the Company’s other public filings with the Securities and Exchange Commission including, but not limited to: (i) risks with regard to the ability of the Company to continue as a going concern; (ii) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; (iii) risks arising from unfavorable decisions in tax, legal and/or other proceedings; (iv) transaction volume in the securities markets; (v) the volatility of the securities markets; (vi) fluctuations in interest rates; (vii) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (viii) changes in regulatory requirements which could affect the cost of doing business; (ix) general economic conditions; (x) risks with regard to whether or not the Company’s current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date and/or continue operations; (xi) changes in the rate of inflation and the related impact on the securities markets; (xii) changes in federal and state tax laws and (xiii) additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; risks regarding changes in, and/or interpretations of federal and state income tax laws; and risk of IRS and/or state tax authority assessment of additional tax plus interest. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part I – Item 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.

At March 31, 2018, the Company’s assets consisted primarily of cash and cash equivalents, real estate owned and a deferred tax asset. On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Part I – Item 1 – Note 3 to the Company’s condensed consolidated financial statements for additional information. See Part I – Item 1 – Note 8 to the Company’s condensed consolidated financial statements for additional information regarding taxes. The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”) and a mezzanine lender to the joint venture (“Spruce”). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. See Part I – Item 1 – Note 4 and Note 9 to the Company’s condensed consolidated financial statements for additional information regarding this impairment charge and the legal proceedings relating to the Company’s investment in the 111 West 57th Property.  The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has an appeal pending on its challenge to the strict foreclosure which has not yet been resolved.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at March 31, 2018, aggregated $22,078,000 consisting principally of cash and cash equivalents of 1,986,000 and a deferred tax asset of $20,092,000.  At March 31, 2018, the Company’s liabilities aggregated $530,000.  In addition, the Company has a litigation funding amount of $1,942,000 as further discussed in Part I – Item 1 – Note 10 of the Company’s condensed consolidated financial statements.  Total stockholders’ equity was $19,606,000.

The Company’s deferred tax asset at March 31, 2018, is due to a valuation allowance which was released as of December 31, 2017, in relation to the AMT Credit carryforwards which are projected to be refundable as part of the Tax Cuts and Jobs Act enacted in December 2017.  See herein below and Part I – Item 1 – Note 8 to the Company’s condensed consolidated financial statements, for additional information.

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

The Company has incurred operating losses and used cash for operating activities for the past several years. In June 2013, the Company purchased an equity interest in the 111 West 57th Property made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the Sponsor and Spruce. The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. See Part I – Item 1 – Note 4 and Note 9 to the Company’s condensed consolidated financial statements for additional information regarding this impairment charge and the legal proceedings relating to the Company’s investment in the 111 West 57th Property.  The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has an appeal pending on its challenge to the strict foreclosure which has not yet been resolved. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that based on its current level of operating expenses, its currently available cash and financial resources, together with the net proceeds from the sale of its commercial office building in Greenwich, Connecticut as further discussed in Part I – Item 1 – Note 3 to the Company’s condensed consolidated financial statements, may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date.  Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

In May 2016, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R. A. Bianco”) entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit. Pursuant to this agreement, Mr. Bianco made several loans to the Company for use as working capital.  The loans accrued interest at 5.25% per annum and were due on the earlier of the date the Company received funds from any source sufficient to pay all amounts due under the loans, including accrued interest thereon, or December 31, 2019. In January 2018, pursuant to the WC Agreement, Mr. R. A. Bianco made an additional loan to the Company for use as working capital in accordance with the same terms of the loans payable noted above. On January 26, 2018, in connection with the sale by the Company of its commercial office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the working capital line of credit agreement was terminated. For additional information, see Part I – Item 1 – Note 11 to the Company’s condensed consolidated financial statements.

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting.  For additional information, see Part I – Item 1 – Note 4 and Note 9 to the Company’s condensed consolidated financial statements.

In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The junior mezzanine lender (“Spruce”) had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”).

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company’s legal proceedings concerning the 111 West 57th Property, see Part I – Item 1 – Note 4 and Note 9 to the Company’s condensed consolidated financial statements.

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018. See Part I – Item 1 – Note 4 and Note 9 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s pending appeal of its challenge to the Strict Foreclosure and the Company’s recording of an impairment of its equity investment in the 111 West 57th Property.

In September 2017, the Company and Mr. R. A. Bianco entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company’s litigation expenses in connection with the 111 West 57th Property (the “Litigation Funding Agreement”). The Company’s condensed consolidated balance sheet for March 31, 2018, includes $1,942,000 as a litigation funding amount which reflects the aggregate amounts funded pursuant to the Litigation Funding Agreement as of March 31, 2018. For additional information including the terms of the Litigation Funding Agreement; see Part I – Item 1 - Note 10 to the Company’s condensed consolidated financial statements.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company’s investment value and/or protect its legal rights.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects.

The amounts noted herein pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as noted herein and as discussed in Part I – Item 1 – Note 4 to the Company’s condensed consolidated financial statements and distinct from the Litigation Funding Agreement amounts as noted herein and as discussed in Part I – Item I – Note 10 to the Company’s condensed consolidated financial statements.

For the three months ended March 31, 2018, cash of $1,286,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company in 2018 were satisfied by net proceeds received by the Company in connection with the sale of its commercial office building in Greenwich, CT. in January 2018 and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted above and to a lesser extent the Company’s financial resources.

For the three months ended March 31, 2017, cash of $824,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the three months ended March 31, 2017, were principally satisfied by the Company’s financial resources.

In March 2017, the Company and Mr. R. A. Bianco, entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and R. A. Bianco at such time. The agreement provides that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit shall be secured by the Company’s commercial office building in Greenwich, Connecticut. As a result of the sale of the Company’s commercial office building in Greenwich CT. in January 2018, any borrowings from Mr. R.A. Bianco under this line of credit would be unsecured.

Accounts payable and accrued liabilities as of March 31, 2018, increased from December 31, 2017, principally as a result of current period accruals for legal expenses in connection with the 111 West 57th Property litigation which were paid in April 2018.

There are no other material commitments for capital expenditures as of March 31, 2018. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2018 vs. the Three Months Ended March 31, 2017

The Company recorded net income of $1,804,000 or $0.04 per share in the three months ended March 31, 2018, compared to a net loss of $1,370,000, or $0.03 per share in the respective 2017 period. Net income for the three month period ended March 31, 2018, is attributable to a gain on the sale of real estate owned of $3,278,000, as further discussed herein.

Compensation and benefits increased to $524,000 in the three months ended March 31, 2018, compared to $324,000 in the respective 2017 period.  The increase in the 2018 three-month period is due to an increase in incentive compensation expenses recorded in the 2018 period versus no incentive compensation expense in 2017 period.  No stock based compensation expense was recorded in the three months ended March 31, 2018 or March 31, 2017.

Professional and outside services decreased to $818,000 in the three months ended March 31, 2018, compared to $904,000 in the respective 2017 period.  The decrease in the 2018 period as compared to the 2017 period is principally the result of a lower level of legal and professional fees incurred in 2018 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th property. Included in professional and outside services are legal expenses attributable to the Litigation Funding Agreement aggregating $681,000 in the three-month period ended March 31, 2018; see Part I – Item 1 – Note 10 to the Company’s condensed consolidated financial statements herein for additional information including terms of the Litigation Funding Agreement.

Property operating and maintenance expenses decreased slightly to $32,000 for the three months ended March 31, 2018, compared to the $33,000 in the respective March 31, 2017 period.  The decrease is primarily due to a decrease in costs 2018 versus 2017. With the sale of the Company’s commercial office building in Greenwich, Connecticut in January 2018, the Company anticipates that property operating and maintenance expenses will decrease in 2018 compared with prior year periods.

Insurance expenses increased to $62,000 in 2018, compared with $36,000 in 2017. The increase is primarily due to a increase in insurance coverage levels and insurance premium costs in the three months ended March 31, 2018, compared to the respective 2017 period.

Other operating expenses decreased to $27,000 in the three months ended March 31, 2018, compared with $35,000 in the respective 2017 period, due to a general lower level of related expenses due to the sale of the building and decreased Delaware franchise tax expenses in the 2018 period.

Interest expense of $10,000 for the three months ended March 31, 2018 and $5,000 for the three months ended March 31, 2017, represents accrued interest expense on the loan payable to Mr. R. A. Bianco.  See Part I – Item 1 - Note 10 to the Company’s condensed consolidated financial statements for further information.

On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. The sale price was $5,200,000, less normal real estate closing adjustments.  A gain from the sale, of $3,278,000 is reflected in the Company’s condensed consolidated financial statements for the quarterly period ending March 31, 2018. The Company used the sale proceeds to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000, to Mr. Richard A. Banco, the Company’s Chairman, President and Chief Executive Officer. The remaining proceeds will be used for working capital. See Part I – Item 1– Note 3 and Note 11 to the Company’s condensed consolidated financial statements, for additional information.

Equity income (loss) - 111 West 57th Partners of $18,000 for the three months ended March 31, 2017, represents the Company’s share of the 111 West 57th Partners’ loss.  The equity loss in the 2017 period is due to sales and marketing expenses incurred.

The Company recognized an income tax provision of $2,000 for the three months ended March 31, 2018, as compared with an income tax provision of $3,000 for the three months ended March 31, 2017.  The income tax provisions for the 2018 period and 2017 period are attributable to a provision for a tax on capital imposed by the state jurisdictions.

Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part I - Item 1 – Note 8 to the Company’s condensed consolidated financial statements. For additional information including a discussion of income tax matters, see Part I – Item 1 – Note 8 to the Company’s condensed consolidated financial statements.

Item 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures to ensure that information required to be disclosed in this and other reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the time periods.

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2018.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings, see Part I - Item 1- Note 9 – Legal Proceedings.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a.	Not applicable
b.	Not applicable
c.	None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during year to date 2018 period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1
Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2023, (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.2
Contract for sale of real estate owned dated January 17, 2018, between the Company’s wholly-owned subsidiary, Maiden Lane Associates, Ltd. and Maria USA, (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 14, 2018