Form 10-Q
period 2018-06-30
AMBASE CORP
filed 2018-08-13
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At July 31, 2018, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2018

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Compensation and benefits	$306	$278	$830	$602
Professional and outside services	840	624	1,658	1,528
Property operating and maintenance	14	38	46	71
Depreciation	-	12	-	24
Insurance	19	49	81	85
Other operating	23	48	50	83
Total operating expenses	1,202	1,049	2,665	2,393
Operating income (loss)	(1,202)	(1,049)	(2,665)	(2,393)

Interest income	3	-	4	-
Interest expense	-	(13)	(10)	(18)
Gain on sale of real estate owned	-	-	3,278	-
Equity income (loss) – 111 West 57th Partners LLC	-	(7)	-	(25)
Income (loss) before income taxes	(1,199)	(1,069)	607	(2,436)

Income tax expense (benefit)	2	3	4	6
Net income (loss)	$(1,201)	$(1,072)	$603	$(2,442)

Net income (loss) per common share - basic	$(0.03)	$(0.03)	$0.01	$(0.06)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,410	$70
Real estate owned:
Land	-	554
Buildings	-	1,900
Real estate owned, gross	-	2,454
Less: accumulated depreciation	-	822

Real estate owned, net	-	1,632

Deferred tax asset – tax receivable	20,092	20,092
Other assets	65	84
Total assets	$21,567	$21,878

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$610	$426
Loan payable – related party	-	2,296
Other liabilities	-	-

Total liabilities	610	2,722

Litigation funding agreement (Note 9)	2,552	1,354
Commitments and contingencies (Note 8)	-	-

Stockholders’ Equity:
Common stock ($0.01 par value, 85,000 authorized in 2018 and 85,000 authorized in 2017, 46,410 issued and 40,738 outstanding in 2018 and 46,410 issued and 40,738 outstanding in 2017)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(525,195)	(525,798)
Treasury stock, at cost – 2018 – 5,672 shares and 2017 – 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	18,405	17,802
Total liabilities and stockholders’ equity	$21,567	$21,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2018	2017

Cash flows from operating activities:
Net income (loss)	$603	$(2,442)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Gain on sale of real estate owned	(3,278)	-
Depreciation	-	24
Other income	-	-
Equity (income) loss - 111 West 57th Partners LLC	-	25
Changes in operating assets and liabilities:
Other assets	19	68
Accounts payable and accrued liabilities	184	597
Other liabilities	-	-
Net cash provided (used) by operating activities	(2,472)	(1,728)

Cash flows from investing activities:
Proceeds from sale of real estate owned, net	4,910	-
Net cash provided (used) by investing activities	4,910	-
Cash flows from financing activities:
Payoff of loan payable – related party	(2,546)	-
Proceeds from loan payable – related party	250	1,500
Proceeds from litigation funding agreement	1,198	-
Net cash provided (used) by financing activities	(1,098)	1,500

Net change in cash and cash equivalents	1,340	(228)
Cash and cash equivalents at beginning of period	70	586
Cash and cash equivalents at end of period	$1,410	$358
Supplemental cash flow disclosure:
Income taxes paid	$5	$5

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

At June 30, 2018, the Company’s assets consisted primarily of cash and cash equivalents and a deferred tax asset. In January 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Note 3 herein for additional information. See Note 7 for additional information regarding taxes. The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”) and a mezzanine lender to the joint venture (“Spruce”). On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property (the “Strict Foreclosure”). Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017.  The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. There can be no assurance that the Company will prevail with respect to any of its claims. See Note 4 and Note 8 herein for additional information concerning the Company’s pending appeal of its challenge to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property.

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

In September 2017, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“R. A. Bianco”) entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company’s litigation expenses in connection with the 111 West 57th Property (the “Litigation Funding Agreement”).  For additional information including the terms of the Litigation Funding Agreement, see Note 9 herein.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s legal proceedings related thereto, see Note 4 and Note 8.

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

In May 2016, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit. Pursuant to this agreement, Mr. Bianco had made several loans to the Company, for use as working capital. In January 2018, in connection with the sale by the Company of its office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest to Mr. R. A. Bianco, and in connection therewith the working capital line of credit was terminated. For additional information, see Note 10 herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company’s condensed consolidated financial statements.

Note 3 – Real Estate Sold

In January 2018, the Company sold its building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. A gain from the sale is reflected in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2018.  The Company used a portion of the sale proceeds to repay the full amount of the working capital loan plus accrued interest to Mr. R. A. Bianco. See Note 11 for additional information.  The remaining proceeds will be used for working capital.

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

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with the Sponsor and Spruce. On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.  Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. There can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8 herein.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White, 111 Construction Manager LLC, Property Markets Group, Inc., JDS Development LLC, JDS Construction Group LLC (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In June 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York, where it is docketed as case number 18-cv-5482-AT. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8 herein.

In December 2016, the Sponsor proposed for approval a “proposed budget” (the “Proposed Budget”), which the Sponsor claims represented an increase to the aggregate of hard cost line items of an amount slightly below the Equity Put Right threshold amount and a further increase in other costs thus resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its Equity Put Right. Consequently, subsequent to the Sponsors’ presentation of the Proposed Budget, Investment LLC notified the Sponsor that it was exercising its Equity Put Right pursuant to the JV Agreement. The Sponsor refused to honor the exercise of Investment LLC’s Equity Put Right. The Sponsor claims, among other things, that the conditions precedent were not met because they claim that the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow exercise of the Equity Put Right.

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

The Sponsor claimed that additional borrowings of $60 million to $100 million were needed to complete the project. In addition, the Company had been informed by the Sponsors, that Apollo had indicated that due to budget increases, it believed the current loan was “out of balance” (meaning, according to Apollo, the projected budget exceeds the original budget approved in connection with the loan); and thus 111 West 57th Partners LLC, or its subsidiaries would need additional funding in order to bring the loan back into balance. The Company considered approving the additional financing, but informed the Sponsor that it had concerns about the Proposed Budget and the implications of the Proposed Budget, as well as other questions which needed to be addressed first. Apollo provided loan forbearances to the borrowers and guarantors in order to allow the Sponsor time (while the building continued to be built) to raise the additional financing that it claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold a portion of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC, (“Spruce”) (the “Junior Mezzanine Loan”).

On June 30, 2017, Spruce declared an event of default under the Junior Mezzanine Loan and demanded immediate payment of the full outstanding balance of the Junior Mezzanine Loan.  Spruce then gave notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”).

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8 herein.

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortiously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsors’ breaches of their fiduciary duties to the joint venture. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8 herein.

As further discussed herein, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property, in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property, in the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8 herein.

For information relating to the Litigation Funding Agreement entered into between the Company and Mr. Richard A. Bianco, the Company’s President and Chief Executive Officer, see Note 9.

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

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Rental income	$-	$-
Expenses	7	25
Net income (loss)	$(7)	$(25)

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Company matching contributions	$3	$3	$28	$15
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Six months ended June 30, 2018
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	June 30, 2018
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

State income tax amounts for the three and six months ended June 30, 2018 and the three months and six months ended June 30, 2017, reflect a provision for a tax on capital imposed by the state jurisdictions.

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. Based on the Company’s federal tax returns as filed and to be filed, the Company estimates it has federal NOL carryforwards available to reduce future federal taxable income which would expire if unused, as indicated below.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT Credit carryforward refunds.  The AMT Credit carryforward amounts from prior tax years and related refund(s) could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval.  Neither the Company nor its outside advisors can predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns to be filed and/or as filed in prior years.

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

Note 8 - Legal Proceedings

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White, 111 Construction Manager LLC, Property Markets Group, Inc., JDS Development LLC, JDS Construction Group LLC (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, as well as treble damages under the federal Racketeer Influenced and Corrupt Organizations Act (RICO), punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’ s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. A discovery conference in this case is was held on February 27, 2018. On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York, where it is docketed as case number 18-cv-5482-AT. Defendants filed a motion to dismiss on August 7, 2018, and the Company is expected to file its opposition brief by September 11, 2018.

AmBase Corp., et al. v. Spruce Capital Partners, et al. In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action are 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action.

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

For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s recording of an impairment of its equity investment in the 111 West 57th Property; see Note 4.  The carrying value of the Company’s equity investment in the 111 West 57th Property represented substantially all of the Company’s assets and net equity value.

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortiously interfered with the JV Agreement. The Company is seeking damages and punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsors’ breaches of their fiduciary duties to the joint venture. For additional information with regard to the Company’s investment in the 111 West 57th Property and the JV Agreement; see Note 4.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property see Note 4.

For information relating to the Litigation Funding Agreement entered into between the Company and Mr. Richard A. Bianco, the Company’s President and Chief Executive Officer, see Note 9.

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

IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al. In February 2018, IsZo Capital L.P. commenced an action, IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al., Index No. 650812/2018 in the New York State Supreme Court for New York County (the “IsZo Capital L.P. action”). The defendants in the action include all officers and directors of AmBase Corporation and AmBase Corporation as a nominal defendant.  The plaintiff alleges various breaches of fiduciary duty against all of the directors and officers concerning the decisions made in the 111 West 57th Street Property investment and a certain litigation funding agreement.  IsZo Capital L.P. also seeks declaratory judgment relief concerning a litigation funding agreement and the 111 West 57th Street Property.  AmBase and the officers and directors intend to vigorously defend themselves. Service of the summons and complaint has been accepted by counsel on behalf of all defendants and a motion to dismiss was served and filed in early May 2018. The motion was returnable on July 17, 2018 and all motion papers have now been submitted to the Court.  AmBase awaits a decision on the motion. The Company can give no assurances regarding the outcome of the matters described herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Litigation Funding Agreement

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

Legal expenses incurred attributable to the Litigation Funding Agreement are included in the Company’s condensed consolidated statement of operations as part of professional and outside services, as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Legal expenses attributable to the Litigation Funding Agreement	$590	$-	$1,271	$-

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

In January 2018, pursuant to the WC Agreement, Mr. R.A. Bianco made an additional loan to the Company, as noted in the condensed consolidated statement of cash flows, for use as working capital as reflected and in accordance with the same terms of the loans payable noted herein.

Information regarding the loans payable is as follows:

	Date of Loan	Rate	Due Date	June 30, 2018	December 31, 2017
Loan payable	January 2017	5.25%	December 31, 2019	$-	$500,000
Loan payable	April 2017	5.25%	December 31, 2019	-	500,000
Loan payable	June 2017	5.25%	December 31, 2019	-	500,000
Loan payable	September 2017	5.25%	December 31, 2019	-	150,000
Loan payable	October 2017	5.25%	December 31, 2019	-	446,000
Loan payable	December 2017	5.25%	December 31, 2019	-	200,000
				$-	$2,296,000

Information regarding accrued interest expense on the loans payable is as follows:

(in thousands)	December 31, 2017
Accrued interest expense	$67

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as discussed in Note 4 herein and distinct from the Litigation Funding Agreement amounts as discussed in Note 9 herein.

In January 2018, in connection with the sale by the Company of its commercial office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the working capital line of credit agreement was terminated. See Note 3 herein for additional information.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2018, through the report issuance date.

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

At June 30, 2018, the Company’s assets consisted primarily of cash and cash equivalents and a deferred tax asset.  In January 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Part I – Item 1 – Note 3 to the Company’s condensed consolidated financial statements for additional information.  See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information regarding taxes.  The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”) and a mezzanine lender to the joint venture (“Spruce”). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has an appeal pending on its challenge to the Strict Foreclosure which has not yet been resolved See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s pending appeal of its challenge to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property, and the Company’s legal proceedings relating to the 111 West 57th Property.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at June 30, 2018, aggregated $21,567,000 consisting principally of cash and cash equivalents of $1,410,000 and a deferred tax asset of $20,092,000.  At June 30, 2018, the Company’s liabilities aggregated $610,000.  In addition, the Company has a litigation funding amount of $2,552,000 as further discussed in Part I – Item 1 – Note 9 of the Company’s condensed consolidated financial statements.  Total stockholders’ equity was $18,405,000.

The Company’s deferred tax asset at June 30, 2018, is due to a valuation allowance which was released as of December 31, 2017, in relation to the AMT Credit carryforwards which are projected to be refundable as part of the Tax Cuts and Jobs Act enacted in December 2017.  See herein below and Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements, for additional information.

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

In April 2016, the Company filed an action in New York State Supreme Court against the Sponsors, et al., pursuant to which the Company is seeking compensatory damages, as well as treble damages under RICO, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. That complaint has since been removed to federal court.  For additional information, see Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements.

In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. The junior mezzanine lender (“Spruce”) had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”).

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property. The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims. See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s pending appeal of its challenge to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property, and the Company’s legal proceedings relating to the 111 West 57th Property.

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsors in their scheme to convert the Company’s equity interest in the joint venture that owns the 111 West 57th Property and tortiously interfered with the JV Agreement. See Part I – Item 1 – Note 8 to the Company’s condensed consolidated financial statements for additional information regarding the Apollo Action.

In September 2017, the Company and Mr. R. A. Bianco entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company’s litigation expenses in connection with the 111 West 57th Property (the “Litigation Funding Agreement”). The Company’s condensed consolidated balance sheet for June 30, 2018, includes $2,552,000 as a litigation funding amount which reflects the aggregate amounts funded pursuant to the Litigation Funding Agreement as of June 30, 2018. See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including terms of the Litigation Funding Agreement. With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company’s investment value and/or protect its legal rights.

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

The amounts noted herein pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as noted herein and as discussed in Part I – Item 1 – Note 4 to the Company’s condensed consolidated financial statements and distinct from the Litigation Funding Agreement amounts as noted herein and as discussed in Part I – Item I – Note 9 to the Company’s condensed consolidated financial statements.

For the six months ended June 30, 2018, cash of $2,472,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company in 2018 were satisfied by net proceeds received by the Company in connection with the sale of its commercial office building in Greenwich, CT. and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted above and to a lesser extent the Company’s financial resources.

For the six months ended June 30, 2017, cash of $1,728,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the six months ended June 30, 2017, were principally satisfied by the Company’s financial resources.

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

Accounts payable and accrued liabilities as of June 30, 2018, increased from December 31, 2017, principally as a result of current period accruals for legal expenses in connection with the 111 West 57th Property litigation which were paid in July 2018.

There are no other material commitments for capital expenditures as of June 30, 2018.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2018 vs. the Three Months and Six Months Ended June 30, 2017

The Company recorded a net loss of $1,201,000 or $0.03 per share and net income of $603,000 or $0.01 per share in the three months and six months ended June 30, 2018, respectively, compared a net loss of $1,072,000 or $0.03 per share and $2,442,000 or $0.06 per share in the respective 2017 periods. Net income in the six month period ended June 30, 2018, is attributable to a gain on the sale of real estate owned of $3,278,000, as further discussed herein.

Compensation and benefits were $306,000 and $830,000 in the three months and six months ended June 30, 2018, respectively compared to $278,000 and $602,000 in the respective 2017 periods. The increase in the 2018 three month and six month periods is due to an increase in incentive compensation in the 2018 periods versus the comparable 2017 periods.

Professional and outside services increased to $840,000 and $1,658,000 in the three months and six months ended June 30, 2018, respectively, compared to $624,000 and $1,528,000 in the respective 2017 periods.  The increase in the 2018 periods as compared to the 2017 periods is principally the result of a higher level of legal and professional fees incurred in 2018 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th property. Included in professional and outside services are legal expenses attributable to the Litigation Funding Agreement aggregating $590,000 and $1,271,000 in the three and six month periods ended June 30, 2018, respectively. See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including terms of the Litigation Funding Agreement.

Property operating and maintenance expenses were $14,000 and $46,000 for the three months and six months ended June 30, 2018, respectively, compared to $38,000 and $71,000 in the respective 2017 periods. The decrease in the 2018 periods versus 2017periods is primarily due to a decrease in costs resulting from the sale of the Company’s building in January 2018. As a result, the Company anticipates that property operating and maintenance expenses will decrease in 2018 compared with prior year periods.

Insurance expenses increased to $19,000 and $81,000 in the three months and six months ended June 30, 2018, respectively, compared to $49,000 and $85,000 in the respective 2017 periods.  The decrease is generally due to a decrease in insurance coverage levels and insurance premium costs.

Other operating expenses were $23,000 and $50,000 in the three and six months ended June 30, 2018, respectively, compared with $48,000 and $83,000 in the respective 2017 periods.  The decrease in the June 30, 2018 three and six month periods is due to a general lower level of related expenses including decreased Delaware franchise tax expenses in the 2018 periods.

Interest income in the three months and six months ended June 30, 2018, increased to $3,000 and $4,000, respectively from $- and $- in the respective 2017 periods.  The increased interest income is due to a higher average level of cash and cash equivalents and investments on hand in the 2018 periods compared with the 2017 periods due to the Company’s sale of its building in January 2018.

Interest expense of $10,000 for the six months ended June 30, 2018, and $13,000 and $18,000 in the three months and six months ended June 30, 2017, represents accrued interest expense on the loan payable to Mr. R. A. Bianco.  See Part I – Item 1 - Note 10 to the Company’s condensed consolidated financial statements for additional information.

On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. The sale price was $5,200,000, less normal real estate closing adjustments.  A gain from the sale, of $3,278,000 is reflected in the Company’s condensed consolidated financial statements for the six month period ended June 30, 2018. The Company used the sale proceeds to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000, to Mr. Richard A. Banco, the Company’s Chairman, President and Chief Executive Officer. The remaining proceeds will be used for working capital. See Part I – Item 1– Note 3 and Note 10 to the Company’s condensed consolidated financial statements for additional information.

Equity income (loss) - 111 West 57th Partners of $7,000 and $25,000 for the three months and six months ended June 30, 2017, respectively represents the Company’s share of the 111 West 57th Partners’ loss for the periods indicated. The equity loss in the 2017 period is due to sales and marketing expenses incurred.

The Company recognized income tax provisions of $2,000 and $4,000 for the three months and six months ended June 30, 2018, respectively, as compared with income tax provisions of $3,000 and $6,000 for the three months and six months ended June 30, 2017, respectively.  The income tax provisions for the 2018 periods and 2017 periods are attributable to a provision for a tax on capital imposed by the state jurisdictions.

Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.  For additional information including a discussion of income tax matters, see Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2018.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings, see Part I - Item 1- Note 8 – Legal Proceedings.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

Date:	August 13, 2018