Form 10-Q
period 2018-09-30
AMBASE CORP
filed 2018-11-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 31, 2018, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2018

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Compensation and benefits	$287	$304	$1,117	$906
Professional and outside services	506	703	2,164	2,231
Property operating and maintenance	8	34	54	105
Depreciation	-	12	-	36
Insurance	50	32	131	117
Other operating	27	39	77	122
Total operating expenses	878	1,124	3,543	3,517
Operating income (loss)	(878)	(1,124)	(3,543)	(3,517)

Interest income	1	-	5	-
Interest expense	-	(20)	(10)	(38)
Gain on sale of real estate owned	-	-	3,278	-
Impairment of equity investment in 111 West 57th Partners LLC	-	(63,745)	-	(63,745)
Equity income (loss) – 111 West 57th Partners LLC	-	-	-	(25)
Income (loss) before income taxes	(877)	(64,889)	(270)	(67,325)

Income tax expense (benefit)	2	-	6	6
Net income (loss)	$(879)	$(64,889)	$(276)	$(67,331)

Net income (loss) per common share - basic	$(0.02)	$(1.59)	$(0.01)	$(1.65)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	September 30, 2018	December 31, 2017
Cash and cash equivalents	$612	$70
Real estate owned:
Land	-	554
Buildings	-	1,900
Real estate owned, gross	-	2,454
Less: accumulated depreciation	-	822

Real estate owned, net	-	1,632

Deferred tax asset – tax receivable	20,092	20,092
Other assets	49	84
Total assets	$20,753	$21,878

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$425	$426
Loan payable – related party	-	2,296
Other liabilities	-	-

Total liabilities	425	2,722

Litigation funding agreement (Note 9)	2,802	1,354
Commitments and contingencies (Note 8)	-	-

Stockholders’ Equity:
Common stock ($0.01 par value, 85,000 authorized in 2018 and 85,000 authorized in 2017, 46,410 issued and 40,738 outstanding in 2018 and 46,410 issued and 40,738 outstanding in 2017)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(526,074)	(525,798)
Treasury stock, at cost – 2018 – 5,672 shares and 2017 – 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	17,526	17,802
Total liabilities and stockholders’ equity	$20,753	$21,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2018	2017

Cash flows from operating activities:
Net income (loss)	$(276)	$(67,331)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Gain on sale of real estate owned	(3,278)	-
Depreciation	-	36
Impairment of equity investment in 111 West 57th Partners LLC	-	63,745
Equity (income) loss - 111 West 57th Partners LLC	-	25
Changes in operating assets and liabilities:
Other assets	35	77
Accounts payable and accrued liabilities	(1)	766
Other liabilities	-	-
Net cash provided (used) by operating activities	(3,520)	(2,682)

Cash flows from investing activities:
Proceeds from sale of real estate owned, net	4,910	-
Net cash provided (used) by investing activities	4,910	-

Cash flows from financing activities:
Payoff of loan payable – related party	(2,546)	-
Proceeds from loan payable – related party	250	1,650
Proceeds from litigation funding agreement	1,448	500
Net cash provided (used) by financing activities	(848)	2,150

Net change in cash and cash equivalents	542	(532)
Cash and cash equivalents at beginning of period	70	586
Cash and cash equivalents at end of period	$612	$54
Supplemental cash flow disclosure:
Income taxes paid	$5	$16

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

At September 30, 2018, the Company’s assets consisted primarily of cash and cash equivalents and a deferred tax asset. In January 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Note 3 herein for additional information. See Note 7 for additional information regarding taxes. The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”), both mezzanine lenders to the joint venture (“Apollo” and “Spruce”). On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property (the “Strict Foreclosure”). Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017.  The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. There can be no assurance that the Company will prevail with respect to any of its claims. See Note 4 and Note 8 herein for additional information concerning the Company’s pending appeal of its challenge to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property.

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

Note 3 – Real Estate Sold

In January 2018, the Company sold its building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. A gain from the sale is reflected in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018.  The Company used a portion of the sale proceeds to repay the full amount of the working capital loan plus accrued interest to Mr. R. A. Bianco. See Note 11 for additional information.  The remaining proceeds will be used for working capital.

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

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with the Sponsor, Spruce and Apollo. On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.  Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. There can be no assurance that the Company will prevail with respect to any of its claims. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8 herein.

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

The Company further contends that a portion of the Proposed Budget increases are manager overruns (as defined in the JV Agreement) and thus should be paid for by the Sponsor. The Sponsor denies that the Proposed Budget increases were manager overruns. The Company continues to challenge the nature and substance of the Proposed Budget increases and how they should be treated pursuant to the JV Agreement.

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

Around this time, Apollo provided loan forbearances to the borrowers and guarantors in order to allow the Sponsor time (while the building continued to be built) to raise the additional financing that Sponsor claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold a portion of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC, (“Spruce”) (the “Junior Mezzanine Loan”).

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Company matching contributions	$-	$3	$28	$15
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Nine months ended September 30, 2018
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	September 30, 2018
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

State income tax amounts for the three and nine months ended September 30, 2018 and the three months and nine months ended September 30, 2017, reflect a provision for a tax on capital imposed by the state jurisdictions.

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. Based on the Company’s federal tax returns as filed and to be filed, the Company estimates it has federal NOL carryforwards available to reduce future federal taxable income which would expire if unused, as indicated below.

Based on the Company’s 2017 income tax returns as filed in October 2018, the Company’s NOL carryforwards increased due to the 2017 income tax loss recognized with regard to the Company’s investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s legal proceedings related thereto, see Note 4 and Note 8.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The federal NOL carryforwards as of December 31, 2017, are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
2015	2035	4,200,000
2016	2036	3,400,000
2017	2037	68,200,000
		$108,400,000

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

The state NOL carryforwards as of December 31, 2017, are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,800,000
2013	2033	2,700,000
2014	2034	4,200,000
2015	2035	4,100,000
2016	2036	2,800,000
2017	2037	68,200,000
		$83,800,000

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White, 111 Construction Manager LLC, Property Markets Group, Inc., JDS Development LLC, JDS Construction Group LLC (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, as well as treble damages under the federal Racketeer Influenced and Corrupt Organizations Act (RICO), punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’ s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. A discovery conference in this case is was held on February 27, 2018. On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York, where it is docketed as case number 18-cv-5482-AT. Defendants filed their motion to dismiss on August 7, 2018, the Company filed its opposition brief on September 11, 2018, and Defendants filed their reply on October 2, 2018. A pre-trial hearing was held on October 25, 2018 at which time the court issued an order granting the defendants’ motion to dismiss with regard to the Company’s RICO claims and declined to exercise supplemental jurisdiction over the Company’s state claims. The Company is considering future courses of action. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

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

The Company has an appeal pending on its challenge to the Strict Foreclosure, which has not yet been resolved. The Company is currently attempting to have the Appellate Division declare the Strict Foreclosure invalid and to enjoin the Strict Foreclosure. The Company moved for a stay or injunctive relief pending appeal, and that motion was denied by the appellate court on January 18, 2018. The Company filed its opening brief on February 12, 2018, Spruce filed its opposition brief on August 17, 2018, and the Company filed its reply brief on September 14, 2018.

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

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages and punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsors’ breaches of their fiduciary duties to the joint venture. The Defendants filed their motion to dismiss on August 17, 2018, and the Company filed its opposition brief on September 17, 2018, and the Defendants filed their reply brief on October 5, 2018. The Court has scheduled oral argument on the motion to dismiss for February 26, 2019. For additional information with regard to the Company’s investment in the 111 West 57th Property and the JV Agreement; see Note 4.

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

IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al. In February 2018, IsZo Capital L.P. commenced an action, IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al., Index No. 650812/2018 in the New York State Supreme Court for New York County (the “IsZo Capital L.P. action”). The defendants in the action include all officers and directors of AmBase Corporation and AmBase Corporation as a nominal defendant.  The plaintiff alleges various breaches of fiduciary duty against all of the directors and officers concerning the decisions made in the 111 West 57th Street Property investment and a certain litigation funding agreement.  IsZo Capital L.P. also seeks declaratory judgment relief concerning a litigation funding agreement and the 111 West 57th Street Property.  AmBase and the officers and directors intend to vigorously defend themselves. Service of the summons and complaint has been accepted by counsel on behalf of all defendants and a motion to dismiss was served and filed in early May 2018. The motion was returnable on July 17, 2018 and all motion papers have now been submitted to the Court.  Oral argument was held on the motion on October 19, 2018, at which time the Court decided that Alessandra Bianco, Richard Bianco, Jr., Jerry Carnegie, John Ferrara and Joseph Bianco should be dismissed as defendants in the case.  The Court reserved decision as to dismissal of the balance of the case pending the Court's receipt of a transcript of the oral argument. The Company can give no assurances regarding the outcome of the matters described herein.

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

Legal expenses incurred attributable to the Litigation Funding Agreement are included in the Company’s condensed consolidated statement of operations as part of professional and outside services, as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Legal expenses attributable to the Litigation Funding Agreement	$304	$1,169	$1,575	$1,169

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

Information regarding the loans payable is as follows:

	Date of Loan	Rate	Due Date	September 30, 2018	December 31, 2017
Loan payable	January 2017	5.25%	December 31, 2019	$-	$500,000
Loan payable	April 2017	5.25%	December 31, 2019	-	500,000
Loan payable	June 2017	5.25%	December 31, 2019	-	500,000
Loan payable	September 2017	5.25%	December 31, 2019	-	150,000
Loan payable	October 2017	5.25%	December 31, 2019	-	446,000
Loan payable	December 2017	5.25%	December 31, 2019	-	200,000
				$-	$2,296,000

Information regarding accrued interest expense on the loans payable is as follows:

(in thousands)	December 31, 2017
Accrued interest expense	$67

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

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2018, through the report issuance date.

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

At September 30, 2018, the Company’s assets consisted primarily of cash and cash equivalents and a deferred tax asset.  In January 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Part I – Item 1 – Note 3 to the Company’s condensed consolidated financial statements for additional information.  See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information regarding taxes.  The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”) and both mezzanine lenders to the joint venture (“Apollo” and “Spruce”). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has an appeal pending on its challenge to the Strict Foreclosure which has not yet been resolved See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s pending appeal of its challenge to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property, and the Company’s legal proceedings relating to the 111 West 57th Property.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at September 30, 2018, aggregated $20,753,000 consisting principally of cash and cash equivalents of $612,000 and a deferred tax asset of $20,092,000.  At September 30, 2018, the Company’s liabilities aggregated $425,000.  In addition, the Company has a litigation funding amount of $2,802,000 as further discussed in Part I – Item 1 – Note 9 of the Company’s condensed consolidated financial statements.  Total stockholders’ equity was $17,526,000.

The Company’s deferred tax asset at September 30, 2018, is due to a valuation allowance which was released as of December 31, 2017, in relation to the AMT Credit carryforwards which are projected to be refundable as part of the Tax Cuts and Jobs Act enacted in December 2017.  See herein below and Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements, for additional information.

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

In September 2017, the Company and Mr. R. A. Bianco entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company’s litigation expenses in connection with the 111 West 57th Property (the “Litigation Funding Agreement”). The Company’s condensed consolidated balance sheet for September 30, 2018, includes $2,802,000 as a litigation funding amount which reflects the aggregate amounts funded pursuant to the Litigation Funding Agreement as of September 30, 2018. See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including terms of the Litigation Funding Agreement. With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is continuing to pursue various legal courses of action, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property. The Company is continuing to pursue other options to realize the Company’s investment value and/or protect its legal rights.

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

For the nine months ended September 30, 2018, cash of $3,520,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company in 2018 were satisfied by net proceeds received by the Company in connection with the sale of its commercial office building in Greenwich, CT. and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted above and to a lesser extent the Company’s financial resources.

For the nine months ended September 30, 2017, cash of $2,682,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company for the nine months ended September 30, 2017, were satisfied by the loans from Mr. R. A. Bianco as noted herein and the Company’s financial resources.

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

Accounts payable and accrued liabilities as of September 30, 2018, decreased from December 31, 2017, principally relating to current period accruals for legal expenses in connection with the 111 West 57th Property litigation which were paid in October 2018.

There are no other material commitments for capital expenditures as of September 30, 2018.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2018 vs. the Three Months and Nine Months Ended September 30, 2017

The Company recorded a net loss of $879,000 or $0.02 per share and $276,000 or $0.01 per share in the three months and nine months ended September 30, 2018, respectively, compared a net loss of $64,889,000 or $1.59 per share and $67,331,000 or $1.65 per share in the respective 2017 periods.  The net loss in the nine month period ended September 30, 2018, is net of a gain on the sale of real estate owned of $3,278,000, as further discussed herein.  As further discussed here, and in Part 1 – Item 1 – Note 4 and Note 9 to the Company’s condensed consolidated financial statements, the net loss for the third quarter and nine month periods ended September 30, 2017 includes a $63,745,000 impairment of the Company’s equity investment in the 111 West 57th Property.

Compensation and benefits were $287,000 and $1,117,000 in the three months and nine months ended September 30, 2018, respectively compared to $304,000 and $906,000 in the respective 2017 periods.  The increase in the 2018 nine month period is due to an increase in incentive compensation in the 2018 period versus the comparable 2017 period.

Professional and outside services decreased to $506,000 and $2,164,000 in the three months and nine months ended September 30, 2018, respectively, compared to $703,000 and $2,231,000 in the respective 2017 periods.  The decrease in the 2018 periods as compared to the 2017 periods is principally the result of a lower level of legal and professional fees incurred in 2018 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th property. Included in professional and outside services are legal expenses attributable to the Litigation Funding Agreement aggregating $304,000 and $1,575,000 in the three and nine month periods ended September 30, 2018, respectively and $1,169,000 in the three month and nine month periods ended September 30, 2017.  See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including terms of the Litigation Funding Agreement.

Property operating and maintenance expenses were $8,000 and $54,000 for the three months and nine months ended September 30, 2018, respectively, compared to $34,000 and $105,000 in the respective 2017 periods.  The decrease in the 2018 periods versus 2017 periods is primarily due to a decrease in costs resulting from the sale of the Company’s building in January 2018.  As a result, the Company anticipates that property operating and maintenance expenses will decrease in 2018 compared with prior year periods.

Insurance expenses increased to $50,000 and $131,000 in the three months and nine months ended September 30, 2018, respectively, compared to $32,000 and $117,000 in the respective 2017 periods.  The increase is due to an increase in insurance coverage levels and insurance premium costs.

Other operating expenses were $27,000 and $77,000 in the three and nine months ended September 30, 2018, respectively, compared with $39,000 and $122,000 in the respective 2017 periods.  The decrease in the September 30, 2018 three and nine month periods is due to a general lower level of related expenses including decreased Delaware franchise tax expenses in the 2018 periods.

Interest income in the three months and nine months ended September 30, 2018, increased to $1,000 and $5,000, respectively from $0 and $0 in the respective 2017 periods.  The increased interest income is due to a higher average level of cash and cash equivalents and investments on hand in the 2018 periods compared with the 2017 periods due to the Company’s sale of its building in January 2018.

Interest expense of $10,000 for the nine months ended September 30, 2018, and $20,000 and $38,000 in the three months and nine months ended September 30, 2017, represents accrued interest expense on the loan payable to Mr. R. A. Bianco which was repaid in January 2018.  See Part I – Item 1 - Note 10 to the Company’s condensed consolidated financial statements for additional information.

In January, the Company sold its commercial office building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party.  The sale price was $5,200,000, less normal real estate closing adjustments.  A gain from the sale, of $3,278,000 is reflected in the Company’s condensed consolidated financial statements for the nine month period ended September 30, 2018.  The Company used the sale proceeds to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000, to Mr. Richard A. Banco, the Company’s Chairman, President and Chief Executive Officer.  The remaining proceeds will be used for working capital. See Part I – Item 1– Note 3 and Note 10 to the Company’s condensed consolidated financial statements for additional information.

Despite ongoing litigation challenging the legitimacy of the action taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in the third quarter ended September 30, 2017.  The Company is and will continue to vigorously pursue the recovery of its asset value from all sources of recovery.

Equity income (loss) - 111 West 57th Partners of $25,000 for the nine months ended September 30, 2017, represents the Company’s share of the 111 West 57th Partners’ loss for the period indicated.  The equity loss in the 2017 period is due to sales and marketing expenses incurred.

The Company recognized income tax provisions of $2,000 and $6,000 for the three months and nine months ended September 30, 2018, respectively, as compared with income tax provisions of $0 and $6,000 for the three months and nine months ended September 30, 2017, respectively.  The income tax provisions for the 2018 periods and 2017 periods are attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

Based on the Company’s 2017 income tax returns as filed in October 2018, the Company’s NOL carryforwards increased due to the 2017 income tax loss recognized with regard to the Company’s investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s legal proceedings related thereto, see Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2018.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 9, 2018