Form 10-K
period 2018-12-31
AMBASE CORP
filed 2019-03-27
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Registrant’s telephone number, including area code: (201) 265-0169

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
Yes ☐     No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).  Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

(Check one):	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☒

	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

YES ☐   NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐   No  ☒

At February 28, 2019, there were 40,737,751 shares of registrant’s Common Stock outstanding.  At June 30, 2018, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.56 per share was approximately $13 million.  The Common Stock constitutes the registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 44.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2018

PART I

ITEM 1.	BUSINESS

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At December 31, 2018, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. In January 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Part II – Item 8 – Note 3 to the Company’s consolidated financial statements for additional information. The Company is engaged in the management of its assets and liabilities.

In January 2019, the Company filed its 2018 federal income tax return seeking a refund of approximately $10.7 million of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). This amount is reflected as a federal tax receivable at December 31, 2018. The remaining amount of $10.7 million is reflected as a deferred tax asset at December 31, 2018, based on tax returns to be filed in future years. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The Internal Revenue Service (“IRS”) typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded and/or claimed as refundable and/or AMT credit carryforward amounts ultimately received. See herein and Part II – Item 8 – Note 8 to the Company’s consolidated financial statements, for additional information.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”) and both mezzanine lenders to the joint venture (“Apollo” and “Spruce”). In 2017, the Company recorded an impairment of its equity investment in the 111 West 57th Property, which represented a substantial portion of the Company’s assets and net equity value.

See Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements for additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

The executive office of the Company is located at One South Ocean Boulevard, Suite 301, Boca Raton, Florida 33432.
The Company had four (4) full-time and two (2) part-time employees at December 31, 2018.

Background

In August 1988, the Company acquired Carteret Bancorp Inc., which through its principal wholly owned subsidiary Carteret Savings Bank, FA, was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing. On December 4, 1992, the Office of Thrift Supervision (“OTS”) placed Carteret Savings Bank, FA in receivership under the management of the Resolution Trust Corporation (“RTC”) and a new institution, Carteret Federal Savings Bank, was established to assume the assets and certain liabilities of Carteret Savings Bank, FA.

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company’s wholly-owned subsidiary, Carteret Savings Bank, F.A. (the “Supervisory Goodwill” legal proceedings).  Pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver (“FDIC-R”) and the Department of Justice (“DOJ”) on behalf of the United States of America (the “United States”), (the “Settlement Agreement”) as approved by the United States Court of Federal Claims (the “Court of Federal Claims”), in October 2012, the United States paid $180,650,000 directly to AmBase (the “Settlement Amount”). As part of the Settlement Agreement in the Company’s Supervisory Goodwill legal proceedings, the Company is entitled to a tax gross-up in an amount to be determined if and when any federal taxes should be imposed on the Settlement Amount. In December 2014, the IRS completed their review of the examination of the Company’s 2012 federal income tax return with no change to the tax return as filed.

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

Liquidity

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the March 2019 federal tax refund received, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company’s management expects that operating cash needs in 2019 will be met principally by the Company’s current financial resources, which include the federal tax refund of $10.7 million received in March 2019.  Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

We are a party to legal proceedings relating to our equity interest in the joint real estate venture 111 West 57th Partners, and may become subject to additional litigation in the future, any of which could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

We are currently party to lawsuits relating to our equity interest in the joint real estate venture 111 West 57th Partners, as further described in Part II – Item 8 – Note 9 to our consolidated financial statements.  There can be no assurance that the Company will prevail with any of its claims with respect to its interests in the 111 West 57th Property or that any course of action will be successful in recovering value for the Company from this investment.  If the Company is unable to recover all or most of the value of its investment in the 111 West 57th Property, there would be a material adverse effect on the Company’s financial condition and future prospects.  Most recently, our litigation expenses to date have been funded substantially by advances from Richard A. Bianco, our Chairman, President and Chief Executive Officer (“Mr. R. A. Bianco”), however, Mr. R. A. Bianco is under no obligation to fund the Company’s litigation expenses beyond the amounts committed to in his Litigation Funding Agreement with the Company and litigation expenses could exceed such amounts. For additional information with regard to the Litigation Funding Agreement see Part II – Item 8 – Note 10 to our consolidated financial statements. In addition, in the future we may become subject to additional litigation, including claims relating to our operations, assets, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be insured against.  An adverse determination with respect to any of these claims may result in our having to pay material judgments, or settlements, which could have a material adverse effect on our earnings and cash flows, thereby having a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows and potentially expose us to increased risks that would be uninsured.

Property ownership through equity investments and/or in joint ventures could subject us to the differing business objectives of our co-venturers.

The Company has entered into, and may continue in the future to enter into, equity investments and/or joint ventures (including limited liability companies and partnerships) in which the Company does not hold a direct or controlling interest in the assets underlying the entities in which it invests, including equity investments and/or joint ventures in which (i) the Company owns a direct interest in an entity which controls such assets, or (ii) the Company owns a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets. These equity investments and/or joint ventures may include ventures through which the Company would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures, and may include equity investments and/or joint ventures that the Company does not control or manage.  These investments involve risks that do not exist with properties in which the Company owns a controlling interest with respect to the underlying assets, including the possibility that (i) we may become subject to material, legal disputes with our joint venture partners, as is the case with respect to our investment in the 111 West 57th Property; (ii) our co-venturers or partners may, at any time, become insolvent or otherwise refuse to make capital contributions when due, (iii) we may be subject to additional capital calls for joint venture development or other expenses which we may be unable or unwilling to meet, possibly resulting in substantial dilution of our investment, (iv) we may become liable with respect to guarantees of payment or performance by the joint ventures, or (v) we may become subject to buy-sell arrangements which could cause us to sell our interests or acquire our co-venturer’s or partner’s interests in a joint venture.  Even where we have major decision rights or do not have major decision rights, because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions.  Our organizational documents do not limit the amount of available funds that we may invest in equity investments and/or joint ventures and/or partnerships.  If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make receive and distributions or payments to our investors.

The Company has incurred operating losses over the last several years and may not be able to achieve or maintain profitability.

The Company has incurred operating losses over the last several years.  The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015.  We expect our operating expenses in 2019 will remain relatively close to our most recent levels.  These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable, or if the Company’s current financial resources will be adequate to fund operations over the next several years.  Nonetheless the Company will seek to manage its current level of cash and cash equivalents through various sources, including but not limited to reducing operating expenses and/or long term borrowings.

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

We may be unable to identify suitable properties for equity investments and acquisitions and any new investments and acquisitions may fail to perform as expected and subject us to new risks, including risks created by geographic concentration.

The Company may not be able to identify suitable properties for equity investments and acquisitions. Even if we are able to identify suitable properties for equity investments and acquisitions, we may not be able to carry out such equity investments or acquisitions on favorable terms, or at all. Any new equity investments in properties or newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, residents, vendors or other persons against the former owners of the properties.  Inaccurate assumptions regarding future rental or occupancy rates, or fluctuations in the target market could result in overly optimistic estimates of future revenues.  In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated. The search for and process of acquiring such properties will also require a substantial amount of management’s time and attention.

Fluctuations in the local market in which the Company’s 2013 equity investment in a development property is located may adversely impact the Company’s financial condition and operating results.

The 111 West 57th Property, which the Company purchased an equity investment in during 2013, is located in New York City. This geographic concentration could present risks if the New York City property market performance falls below expectations. The economic condition of this market could affect occupancy, property revenues, and expenses, from the property and future asset value.

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.

The Company’s investments in development and redevelopment activities generally entail certain risks, including the following:

-	funds may be expended and management’s time devoted to projects that may not be completed,

-	Required approvals may not be obtained from governmental entities or other third parties,

-	construction costs of a project may exceed original estimates, negatively impacting the economic feasibility of the project,

-	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortages,

-	occupancy rates and rents at a completed project may be less than anticipated, and

-	expenses at completed development projects may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company and have a material adverse effect on the Company’s financial condition and results of operations. Further, investment in and the development and redevelopment of real estate is also subject to the general risks associated with real estate investments. For further information regarding these risks, see the risk factor “The Company is subject to risks inherent in owning, developing and leasing real estate.”

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

-
needs for additional capital which may be required for needed development or repositioning of one or more real estate assets may exceed the Company’s abilities or its desired minimum level of liquidity,

-	difficulty in reletting properties on favorable terms or at all,

-	impairments in the Company’s ability to collect rent payments when due,

-	the potential for uninsured casualty and other losses,

-	the impact of present or future environmental legislation and compliance with environmental laws,

-	changes in federal or state tax laws, and

-	acts of terrorism and war.

Each of these factors could have a material adverse effect on the Company’s ability to receive distributions from its properties and investments and the Company’s financial condition and results of operations.  In addition, real estate investments are relatively illiquid, which means that the Company’s ability to promptly sell the Company’s property in response to changes in economic and other conditions may be limited.

We are dependent on our key personnel whose continued service is not guaranteed and the loss of whose service could have a material adverse effect on our business.

Whether our business is successful will be dependent in part upon the leadership, strategic business direction and real estate experience of our executive officers, particularly Mr. R. A. Bianco, our Chairman, President and Chief Executive Officer.  Although we have entered into an employment agreement with Mr. R. A. Bianco, none of our executive officers or directors are subject to any covenants not to compete against the Company should they terminate their affiliation with the Company. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  Although we carry some key man life insurance on Mr. R. A. Bianco, the amount of such coverage may not be sufficient to offset any adverse economic effects on our operations and we do not carry key man life insurance on any of our other executive officers or directors.

The Company may not be able to insure certain risks economically.

The Company may experience economic harm if any damage to the Company’s property or properties is not covered by insurance. The Company cannot be certain that the Company will be able to insure all risks that the Company desires to insure economically or that all of the Company’s insurers will be financially viable if the Company makes a claim. The Company may suffer losses that are not covered under the Company’s insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, the Company could lose capital invested in a property or properties, as well as any future revenue from the property or properties.

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

The enactment of significant new tax legislation, generally effective for tax years beginning after December 31, 2017, could have a material and adverse effect on us and the market price of our shares.

On December 22, 2017, Pub. L. No. 115-97, informally known as the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law.  The 2017 Tax Act makes significant changes to the Internal Revenue Code of 1986, as amended (the “Code”).  In particular, the 2017 Tax Act reduces the maximum corporate tax rate from 35% to 21%.  The full ramifications of the 2017 Tax Act remain unclear and will likely remain unclear until further Treasury guidance is issued. Key provisions of the 2017 Tax Act that could impact us and the market price of our shares include:

-
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate was reduced from 39.6% to 37% (through tax years beginning before January 1, 2026);

-	eliminating miscellaneous itemized deductions and limiting state and local tax deductions;

-	reducing the maximum corporate income tax rate from 35% to 21%;

-
limiting our deduction for NOLs incurred after December 31, 2017 to 80% of taxable income, where taxable income is determined without regarding to the NOL deduction itself, and generally eliminating NOL carrybacks and allowing unused NOLs to be carried forward indefinitely;

-
creating a new limitation on the deduction of net interest expense for all businesses other than certain real estate businesses that make an election to not be subject to such limitation This provision could have the effect that the Company or any of its subsidiaries, are unable to deduct a portion of our annual interest expense to the extent that we or any such subsidiary chooses not to make or is otherwise ineligible to make, such election. To the extent any of our entities do elect out of this interest limitation provision, such entity would be required to extend the depreciable lives of its properties owned, resulting in a reduced annual depreciation deduction.;

-	expanding the ability of businesses to deduct the cost of certain purchases of property in the year in which such property is purchased; and

-	eliminating the corporate alternative minimum tax.

In addition to the foregoing, the 2017 Tax Act may impact our tenants, the real estate market, and the overall economy, which may have an effect on us.  It is not possible to state with certainty at this time the effect of the 2017 Tax Act on us and on an investment in our shares.

Because the Company from time to time maintains a majority of its assets in securities, the Company may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

Currently, the Company believes that either it is not within the definition of “Investment Company” as the term is defined under the Investment Company Act of 1940 (the “1940 Act”) or, alternatively, may rely on one or more of the 1940 Act’s exemptions. The Company intends to continue to conduct its operations in a manner that will exempt the Company from the registration requirements of the 1940 Act. If the Company were to be deemed to be an investment company because of the Company’s investments securities holdings, the Company would be required to register as an investment company under the 1940 Act.  The 1940 Act places significant restrictions on the capital structure and corporate governance of a registered investment company, and materially restricts its ability to conduct transactions with affiliates. Compliance with the 1940 Act could also increase the Company’s operating costs.  Such changes could have a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases approximately 1,085 square feet of office space for its executive office at One South Ocean Boulevard, Suite 301, Boca Raton, Florida 33432, with a lease expiration date in March 2019. The Company also rents on a short term basis approximately 200 square feet of office space in Emerson, NJ.

ITEM 3.	LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings, see Part II - Item 8 - Note 9 to the Company’s consolidated financial statements.

From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  At the current time, except as set forth in Part II - Item 8 - Note 9 to the Company’s consolidated financial statements, the Company is unaware of any legal proceedings pending against the Company.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

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

As of February 28, 2019, there were approximately 8,200 beneficial owners of the Company’s Common Stock. For information concerning the Company’s stockholder rights plan, see Part II - Item 8 - Note 6 to the Company’s consolidated financial statements.

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2018 or 2017, see Part II - Item 8 - Note 6 to the Company’s consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At December 31, 2018, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. In January 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Part II – Item 8 – Note 3 to the Company’s consolidated financial statements for additional information. The Company is engaged in the management of its assets and liabilities.

See below and Part II – Item 8 – Note 8 to the Company’s consolidated financial statements, for additional information with regard to taxes and the $10.7 million federal tax refund received by the Company in March 2019.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”) and both mezzanine lenders to the joint venture (“Apollo” and “Spruce”). In 2017, the Company recorded an impairment of its equity investment in the 111 West 57th Property, which represented a substantial portion of the Company’s assets and net equity value.

See Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements for additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at December 31, 2018, aggregated $21,753,000, consisting principally of cash and cash equivalents of $237,000 and tax assets aggregating $21,483,000.  At December 31, 2018, the Company’s liabilities aggregated $414,000.  In addition, the Company has a litigation funding amount of $3,202,000, as further discussed in Part II – Item 8 – Note 10 of the Company’s consolidated financial statements.  Total stockholders’ equity was $18,137,000.

The Company’s tax assets at December 31, 2018, are due to a valuation allowance which was released in 2017 in relation to the alternative minimum tax (“AMT”) credit carryforwards which are projected to be refundable as part of the Tax Cuts and Jobs Act enacted in December 2017. In January 2019, the Company filed its 2018 federal income tax return seeking a refund of approximately $10.7 million of AMT credit carryforwards as provided for in the 2017 Tax Act. This amount is reflected as a federal tax receivable at December 31, 2018. The remaining amount of $10.7 million is reflected as a deferred tax asset at December 31, 2018, based on tax returns to be filed in future years. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The Internal Revenue Service (“IRS”) typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded and/or claimed as refundable and/or AMT credit carryforward amounts ultimately received. See herein and Part II – Item 8 – Note 8 to the Company’s consolidated financial statements, for additional information.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT credit carryforward refunds.  The AMT credit carryforward amounts from prior tax years and related refund(s) received and/or projected to be received could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed.  See Part II – Item 8 – Note 8 to the Company’s consolidated financial statements, for additional information.

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the March 2019 federal tax refund received, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company’s management expects that operating cash needs in 2019 will be met principally by the Company’s current financial resources, which include the federal tax refund of $10.7 million received in March 2019.  Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

In May 2016, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R. A. Bianco”) entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit (the “WC Agreement”). Pursuant to this agreement, Mr. Bianco made several loans to the Company for use as working capital.  The loans accrued interest at 5.25% per annum and were due on the earlier of the date the Company received funds from any source sufficient to pay all amounts due under the loans, including accrued interest thereon, or December 31, 2019. In January 2018, pursuant to the WC Agreement, Mr. R. A. Bianco made an additional loan to the Company for use as working capital in accordance with the same terms of the loans payable noted above. On January 26, 2018, in connection with the sale by the Company of its commercial office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the WC Agreement was terminated. For additional information, see Part II – Item 8 – Note 11 to the Company’s consolidated financial statements.

In April 2016, the Company filed an action in New York State Supreme Court for New York County (the “NY Court”) against the Sponsor, et al., pursuant to which the Company is seeking compensatory damages, as well as treble damages under RICO, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. In June 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it is docketed as case number 18-cv-5482-AT. See Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements for additional information concerning the Company’s legal proceedings relating to the 111 West 57th Property.

In July 2017, the Company initiated a litigation in the NY Court, Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. The junior mezzanine lender (“Spruce”) had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”), and the Company sought by instituting the litigation to prevent the Strict Foreclosure.

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

See Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements for additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. See Part II – Item 8 – Note 9 to the Company’s consolidated financial statements for additional information regarding the Apollo Action.

In September 2017, the Company and Mr. R. A. Bianco entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company’s litigation expenses in connection with the 111 West 57th Property (the “Litigation Funding Agreement”). The Company’s consolidated balance sheet, includes $3,202,000 as a litigation funding amount which reflects the aggregate amounts funded pursuant to the Litigation Funding Agreement as of December 31, 2018. See Part II – Item 8 – Note 10 to the Company’s consolidated financial statements for additional information including terms of the Litigation Funding Agreement.

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

The amounts noted herein pursuant to the working capital line of credit agreement are distinct from the WC Agreement for the 111 West 57th Property as noted herein and as discussed in Part II – Item 8 – Note 4 to the Company’s consolidated financial statements and distinct from the Litigation Funding Agreement amounts as noted herein and as discussed in Part II – Item 8 – Note 10 to the Company’s consolidated financial statements.

For the year ended December 31, 2018, cash of $4,295,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company in 2018 were satisfied by net proceeds received by the Company in connection with the sale of its commercial office building in Greenwich, CT and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted above.

For the year ended December 31, 2018, cash of $4,910,000 was provided by investing activities due to proceeds received from the sale of the Company’s commercial office building in Greenwich, CT.  There were no investing activities for the year ended December 31, 2017.

For the year ended December 31, 2017, cash of $4,166,000 was used by operations for the payment of operating expenses and prior year accruals. The cash needs of the Company in 2017 were satisfied by the WC Agreement with Mr. R. A. Bianco as noted herein and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted above and to a lesser extent the Company’s financial resources.

In March 2017, the Company and Mr. R. A. Bianco, entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time. The agreement provided that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit would be secured by the Company’s commercial office building in Greenwich, Connecticut. As a result of the sale of the Company’s commercial office building in Greenwich CT. in January 2018, any borrowings from Mr. R.A. Bianco under this line of credit will be unsecured. A copy of such agreement is filed as an exhibit to the Company’s current and previously filed periodic filings.

Accounts payable and accrued liabilities as of December 31, 2018, decreased slightly from December 31, 2017. The amounts are principally related to accruals for legal expenses in connection with the 111 West 57th Property legal proceedings, which were paid in the subsequent year.

There are no material commitments for capital expenditures as of December 31, 2018.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded net income of $335,000 or $0.01 per share for the year ended December 31, 2018.  For the year ended December 31, 2017, the Company recorded net loss of $48,057,000 or $1.18 per share. Included in the net income for the year ended December 31, 2018, is a net gain on the sale of real estate owned of $3,278,000 and a net income tax benefit of $1,386,000. See Part I – Item 1– Note 3 and Note 8 to the Company’s consolidated financial statements for additional information.

The net loss for the full year period ended December 31, 2017 includes a $63,745,000 impairment of the Company’s equity investment in the 111 West 57th Property as further discussed herein and in Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements, offset by a net income tax benefit of $20,086,000 due to the recognition of a deferred tax asset resulting from the recognition of AMT credit carryforwards potentially refundable as provided for in the 2017 Tax Act as further discussed herein and in Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

Compensation and benefits increased to $1,391,000 in 2018 from $1,214,000 in 2017.  The increased amount in 2018 as compared to 2017 is due to an increase in incentive compensation payments and certain benefit expenses in 2018 versus 2017.  No stock based compensation expense was recorded for the years ended December 31, 2018 and 2017.

Professional and outside services expenses decreased to $2,598,000 in 2018 from $2,628,000 in 2017.  The decrease in 2018 as compared to 2017 is principally the result of a lower level of legal and professional fees incurred in 2018 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  Included in professional and outside services are legal expenses attributable to the Litigation Funding Agreement aggregating $1,860,000 and $1,511,000 for the full year period ended December 31, 2018 and December 31, 2017, respectively; see Part II – Item 8 – Note 10 to the Company’s consolidated financial statements for additional information including terms of the Litigation Funding Agreement.

Property operating and maintenance expenses decreased to $60,000 in 2018 from $117,000 in 2017.  The decrease is primarily due to decreased property operating and maintenance expenses in 2018 versus 2017 as a result of the sale of the Company’s commercial office building in Greenwich, Connecticut in January 2018.

Insurance expenses increased to $174,000 in 2018, compared with $159,000 in 2017.  The increase is primarily due to an increase in insurance coverage levels and insurance premium costs.

Other operating expenses decreased to $101,000 in 2018 compared with $140,000 in 2017 due to decreased Delaware franchise taxes resulting from the lower authorized share base in 2018 versus 2017 and a general lower level of expenses in 2018 versus 2017.

Interest income in 2018, increased to $5,000 from $0 in the 2017 period.  The increased interest income is due to a higher average level of cash and cash equivalents on hand in 2018 period compared to 2017 due to the Company’s sale of its building in January 2018.

Interest expense of $10,000 and $67,000 for the years ended December 31, 2018 and December 31, 2017, respectively represents interest expense on the working capital loan payable to Mr. R. A. Bianco.  The Company used a portion of the proceeds from the sale of its property in Greenwich, Connecticut to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000, to Mr. R. A. Bianco. See Part II – Item 8 – Note 11 to the Company’s consolidated financial statements for further information.

In January 2018, the Company sold its commercial office building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party.  The sale price was $5,200,000, less normal real estate closing adjustments.  A gain from the sale of $3,278,000 is reflected in the Company’s consolidated financial statements for year ended December 31, 2018. See Part I – Item 1– Note 3 and Note 10 to the Company’s consolidated financial statements for additional information.

Despite ongoing litigation challenging the legitimacy of the action taken by the Sponsors and Spruce in connection with the Company’s investment in the 111 West 57th Property, as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in 2017.  The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

Equity income (loss) - 111 West 57th Partners of $25,000 for the year ended December 31, 2017, represents the Company’s share of the 111 West 57th Partners’ loss for the six month period ended June 30, 2017.  The equity loss for the year ended December 31, 2017 is due to sales and marketing expenses incurred.

For the year ended December 31, 2018, the Company recorded an income tax benefit of $1,386,000. This amount reflects an income tax benefit of $1,391,000 attributable to a release of a valuation allowance in relation to additional AMT credit carryforwards available for refund (under the 2017 Tax Act), due to the elimination of reductions for the effect of sequestration amounts. This amount is partially offset by a $5,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions. See Part II – Item 8 – Note 8 to the Company’s consolidated financial statements for additional information.

In January 2019, the Company filed its 2018 federal income tax return seeking a refund of approximately $10.7 million of AMT credit carryforwards as provided for in the 2017 Tax Act. This amount is reflected as a federal tax receivable at December 31, 2018. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. See herein and Part II – Item 8 – Note 8 to the Company’s consolidated financial statements, for additional information.

For the year ended December 31, 2017, the Company recorded an income tax benefit of $20,086,000. This amount reflects an income tax benefit of $20,092,000 attributable to a release of a valuation allowance in relation to the AMT credit carryforwards and resulting deferred tax asset due to recognition of AMT credit carryforwards projected to be refundable as provided for in the 2017 Tax Act, partially offset by a $6,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions. See Part II – Item 8 – Note 8 to the Company’s consolidated financial statements for additional information.

The Company’s NOL carryforward for 2017 includes an amount reflecting the income tax loss recognized with regard to the Company’s investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s legal proceedings related thereto, see Part I – Item 1 – Note 4 and Note 8 to the Company’s consolidated financial statements.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 – Note 8 to the Company’s consolidated financial statements. For additional information including a discussion of income tax matters, see Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

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

Equity Method Investment:  Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control (under GAAP), over the investment. Investments accounted for under the equity method are carried at cost, plus or minus the Company’s equity in the increases and decreases in the net assets after the date of acquisition and certain other adjustments. The Company’s share of income or loss for equity method investments is recorded in the consolidated statements of operations as equity income (loss).  Dividends received, if any, would reduce the carrying amount of the Company’s investment.

Legal Proceedings:  From time to time the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. At the current time, except as set forth in Part II - Item 8 - Note 9 to the Company’s consolidated financial statements, the Company is unaware of any legal proceedings pending against the Company. Management of the Company, in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of any litigation reserves which may be necessary. The assessment of such reserves includes an exercise of judgment and is a matter of opinion. The Company intends to aggressively contest all threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, see Part II - Item 8 - Note 9 to the Company’s consolidated financial statements.

Income Tax Audits:  The Company’s federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the NOL carryforwards and of AMT credits currently available.  In connection with the IRS examination of the Company’s 2012 federal income tax return, the IRS accepted the Company’s federal NOL loss carryforward deductions from 1997 through 2006 which were utilized as part of the Company’s 2012 federal income tax return to reduce the Company’s 2012 federal taxable income.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2015.

Deferred Tax Assets:  As of December 31, 2018 and 2017, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods and AMT credit carryforwards. As of December 31, 2018 and 2017 a valuation allowance was released in relation to the AMT credit carryforwards which are projected to be refundable as part of the 2017 Tax Act.  A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 8 to the Company’s consolidated financial statements.

We accounted for the tax effects of the 2017 Tax Act on a provisional basis in our 2017 consolidated financial statements. We completed our accounting in the fourth quarter of 2018 within the one year measurement period from the enactment date.

New Accounting Pronouncements: There are no new accounting pronouncements that would likely materially affect the Company’s financial statements for the periods reported herein.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or make oral statements that constitute forward looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to those set forth in “Item 1A, Risk Factors” and elsewhere in this Annual Report and in the Company’s other public filings with the Securities and Exchange Commission including, but not limited to: (i) risks with regard to the ability of the Company to continue as a going concern; (ii) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; (iii) risks arising from unfavorable decisions in tax, legal and/or other proceedings; (iv) transaction volume in the securities markets; (v) the volatility of the securities markets; (vi) fluctuations in interest rates; (vii) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (viii) changes in regulatory requirements which could affect the cost of doing business; (ix) general economic conditions; (x) risks with regard to whether or not the Company’s current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date and/or continue operations; (xi) changes in the rate of inflation and the related impact on the securities markets; and (xii) changes in federal and state tax laws.  Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; risks regarding changes in, and/or interpretations of federal and state income tax laws; and risk of IRS and/or state tax authority assessment of additional tax plus interest. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
AmBase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2007, such date takes into account the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

New Haven, Connecticut
March 27, 2019

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2018	2017
Operating expenses:
Compensation and benefits	$1,391	$1,214
Professional and outside services	2,598	2,628
Property operating and maintenance	60	117
Depreciation	-	48
Insurance	174	159
Other operating	101	140
Total operating expenses	4,324	4,306
Operating income (loss)	(4,324)	(4,306)

Interest income	5	-
Interest expense	(10)	(67)
Gain on sale of real estate owned	3,278	-
Impairment of equity investment in 111 West 57th Partners LLC	-	(63,745)
Equity income (loss) – 111 West 57th Partners LLC	-	(25)
Income (loss) before income taxes	(1,051)	(68,143)

Income tax expense (benefit)	(1,386)	(20,086)
Net income (loss)	$335	$(48,057)

Net income (loss) per common share - basic	$0.01	$(1.18)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2018	December 31, 2017
Cash and cash equivalents	$237	$70
Real estate owned:
Land	-	554
Buildings	-	1,900
Real estate owned, gross	-	2,454
Less: accumulated depreciation	-	822

Real estate owned, net	-	1,632

Federal income tax receivable	10,742	-
Deferred tax asset	10,741	20,092
Other assets	33	84
Total assets	$21,753	$21,878

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$414	$426
Loans payable – related party	-	2,296
Other liabilities	-	-

Total liabilities	414	2,722

Litigation funding agreement (Note 10)	3,202	1,354
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2018 and 85,000 authorized in 2017, 46,410 issued and 40,738 outstanding in 2018 and 46,410 issued and 40,738 outstanding in 2017)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(525,463)	(525,798)
Treasury stock, at cost – 2018 - 5,672 shares; and 2017 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	18,137	17,802

Total liabilities and stockholders’ equity	$21,753	$21,878

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2018 and 2017

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock		Total

January 1, 2017	$464	$548,304	$(477,741)	$(5,168)	$	$65,859

Net income (loss)	-	-	(48,057)	-		(48,057)
December 31, 2017	464	548,304	(525,798)	(5,168)		17,802

Net income (loss)	-	-	335	-		335
December 31, 2018	$464	$548,304	$(525,463)	$(5,168)	$	$18,137

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017

Cash flows from operating activities:
Net income (loss)	$335	$(48,057)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Gain on sale of real estate owned	(3,278)	-
Depreciation	-	48
Other income	-	-
Impairment of equity investment in 111 West 57th Partners LLC	-	63,745
Equity (income) loss – 111 West 57th Partners LLC	-	25
Deferred tax benefit	(1,391)	(20,092)
Changes in operating assets and liabilities:
Other assets	51	82
Accounts payable and accrued liabilities	(12)	83
Other liabilities	-	-
Net cash provided (used) by operating activities	(4,295)	(4,166)

Cash flows from investing activities:
Proceeds from sale of real estate owned, net	4,910	-
Net cash provided (used) by investing activities	4,910	-

Cash flows from financing activities:
Payoff of loan payable – related party	(2,546)	-
Proceeds from loans payable – related party	250	2,296
Proceeds from litigation funding agreement	1,848	1,354
Net cash provided (used) by financing activities	(448)	3,650

Net change in cash and cash equivalents	167	(516)
Cash and cash equivalents at beginning of year	70	586
Cash and cash equivalents at end of year	$237	$70
Supplemental cash flow disclosure:
Income taxes paid	$6	$16

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Liquidity

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At December 31, 2018, the Company’s assets consisted primarily of cash and cash equivalents and tax assets.  On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, see Note 3 herein for additional information. The Company is engaged in the management of its assets and liabilities.

In January 2019, the Company filed its 2018 federal income tax return seeking a refund of approximately $10.7 million of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Act (the “2017 Tax Act”). This amount is reflected as a federal tax receivable at December 31, 2018. The remaining amount of $10.7 million is reflected as a deferred tax asset at December 31, 2018, based on tax returns to be filed in future years. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The Internal Revenue Service (“IRS”) typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded and/or claimed as refundable and/or AMT credit carryforward amounts ultimately received. See herein and Note 8, for additional information.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in 2017.  Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

See Note 4 and Note 9 for additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  Management has determined that there is no longer substantial doubt about the Company's abilibty to continue as a going concern, due to the feederal tax refund of $10.7 million received in March 2019.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the March 2019 federal tax refund received, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company’s management expects that operating cash needs in 2019 will be met principally by the Company’s current financial resources, which include the federal tax refund of $10.7 million received in March 2019.  Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property.

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

In May 2016, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit.  Pursuant to this agreement, Mr. R. A. Bianco has made several loans to the Company, for use as working capital.  In January 2018, in connection with the sale by the Company of its office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest to Mr. R. A. Bianco, and in connection therewith the working capital line of credit was terminated.  For additional information, see Note 11 herein.

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

Equity method investment

Investments and ownership interests are accounted for under the equity method of accounting if the Company has the ability to exercise significant influence, but not control (under GAAP), over the investment. Investments accounted for under the equity method are carried at cost, plus or minus the Company’s equity in the increases and decreases in the net assets after the date of acquisition and certain other adjustments. The Company’s share of income or loss for equity method investments is recorded in the consolidated statements of operations as equity income (loss).  Dividends received, if any, would reduce the carrying amount of the Company’s investment.

Cash and cash equivalents

Highly liquid investments, consisting principally of funds held in short-term money market accounts, with original maturities of less than three months, are classified as cash equivalents. The majority of the Company’s cash and cash equivalents balances are maintained with a limited number of major financial institutions. Cash and cash equivalents balances at institutions may, at times, be above the Federal Deposit Insurance Corporation insured limit per account.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future.  For additional information including a discussion of income tax matters see Note 8.

We accounted for the tax effects of the 2017 Tax Act, enacted on December 22, 2017, on a provisional basis in our 2017 consolidated financial statements. We completed our accounting in the fourth quarter of 2018 within the one year measurement period from the enactment date.

Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has no stock options or securities outstanding which could be potentially dilutive.

New Accounting Pronouncements

There are no new accounting pronouncements that could materially affect the Company’s consolidated financial statements.

Note 3 – Real Estate Owned

In January 2018, the Company sold its building in Greenwich, Connecticut, to Maria USA, Inc., an unaffiliated third party.  A gain from the sale is reflected in the Company’s financial statements for the year ended December 31, 2018.  The Company used a portion of the sale proceeds to repay the full amount of the working capital loan plus accrued interest to Mr. R. A. Bianco. See Note 11 for additional information.  The remaining proceeds were used for working capital.

Information relating to the sale of the Company’s real estate owned in Greenwich, Connecticut is as follows:

(in thousands)	Amounts
Gross sales price	$5,200
Less: Transactions costs	(290)
Net cash proceeds	4,910
Less: Real estate carrying value, (net of accumulated depreciation)	(1,632)
Net gain on sale of real estate	$3,278

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with the Sponsor, Spruce and Apollo. On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.  Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in 2017.  Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. There can be no assurance that the Company will prevail with respect to any of its claims. See Note 4 and Note 9 for additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

See below for additional information regarding the Company’s 111 West 57th Property equity investment in the 111 West 57th Property and events leading up to the Strict Foreclosure:

In June 2013, 111 West 57th Investment LLC (“Investment LLC”), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the “JV Agreement”) with 111 West 57th Sponsor LLC, (the “Sponsor”), pursuant to which Investment LLC invested (the “Investment”) in a real estate development property to purchase and develop the 111 West 57th Street Property (the “111 West 57th Property”).  In consideration for making the Investment, Investment LLC was granted a membership interest in 111 West 57th Partners LLC (“111 West 57th Partners”), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the “Joint Venture,” and such date, the “Closing Date”).  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture. The Company recorded its investment in 111 West 57th Partners utilizing the equity method of accounting. The Joint Venture plans were to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In accordance with the JV Agreement, Shortfall Capital Contributions may be treated either as a member loan or as a dilutive capital contribution by the funding party valued at one and one-half times the amount actually contributed.  The Sponsor deemed the Shortfall Capital Contributions as dilutive capital contributions to the Company.  The Company disagrees with the Sponsor’s investment percentage calculations. The Sponsor has taken the position that the Capital Contribution Requests, if taken together, would have caused the Company’s combined ownership percentage to be diluted to approximately 48%. The parties have a dispute with regard to the calculation of the revised investment percentages resulting from the Capital Contribution Requests, along with the treatment and allocation of these Shortfall Capital Contribution amounts.

On June 30, 2015, 111 West 57th Partners obtained financing for the 111 West 57th Property.  The financing was obtained in two parts: (i) a first mortgage construction loan with AIG Asset Management (US), LLC (along with its affiliates “AIG”); and (ii) a mezzanine loan with Apollo Commercial Real Estate Finance, Inc. (along with its affiliates “Apollo”), as detailed herein.  Both loans have a four-year term with a one-year extension option subject to satisfying certain conditions.  The loan agreements (the “Loan Agreements”) also include customary events of default and other customary terms and conditions.  Simultaneously with the closing of the AIG and the Apollo financing, 111 West 57th Partners repaid all outstanding liabilities and obligations to Annaly CRE, LLC under the initial mortgage and acquisition loan agreement, dated June 28, 2013, between the joint venture entities and Annaly CRE, LLC.  The remaining loan proceeds were to be drawn down and used as necessary for construction and related costs, loan interest escrow and other related project expenses for development of the 111 West 57th Property.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information relating to the June 30, 2015 financing for 111 West 57th Partners is as follows:

(in thousands)
Financing obtained by 111 West 57th Partners - AIG	$400,000
Financing obtained by 111 West 57th Partners - Apollo	$325,000
Annaly CRE LLC initial mortgage and acquisition loan repaid	$230,000

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White, 111 Construction Manager LLC, Property Markets Group, Inc., JDS Development LLC, JDS Construction Group LLC (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In June 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it is docketed as case number 18-cv-5482-AT. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 9 herein.

In December 2016, the Sponsor proposed for approval a “proposed budget” (the “Proposed Budget”), which the Sponsor claims reflected an increase in other costs resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its Equity Put Right. Consequently, subsequent to the Sponsor’s presentation of the Proposed Budget, Investment LLC notified the Sponsor that it was exercising its Equity Put Right pursuant to the JV Agreement. The Sponsor refused to honor the exercise of Investment LLC’s Equity Put Right. The Sponsor claims, among other things, that the conditions precedent were not met because they claim that the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow the exercise of the Equity Put Right.

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

The Sponsor claimed that additional borrowings of $60 million to $100 million were needed to complete the project. Shortly thereafter, the Sponsor informed the Company that Apollo had indicated that due to budget increases, it believed the current loan was “out of balance” (meaning, according to Apollo, the projected budget exceeds the original budget approved in connection with the loan); and thus 111 West 57th Partners LLC, or its subsidiaries would need additional funding in order to bring the loan back into balance. The Company considered approving the additional financing, but informed the Sponsor that it had concerns about the Proposed Budget and the implications of the Proposed Budget, as well as other questions which needed to be addressed first.

In March 2017, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time.  The agreement provided that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit would be secured by the Company’s commercial office building in Greenwich, Connecticut. As a result of the sale of the Company’s commercial office building in Greenwich Connecticut. In January 2018, any borrowings from Mr. R. A. Bianco under this line of credit will be unsecured.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 9 herein.
On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.
In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. See Note 9 herein for additional information regarding the Apollo Action.

As further discussed herein, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property, in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property, in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 9 herein.

For information relating to the Litigation Funding Agreement entered into between the Company and Mr. Richard A. Bianco, the Company’s President and Chief Executive Officer, see Note 10.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Company matching contributions	$25	$25
Employer match %	33%	33%

Note 6 - Stockholders’ Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2018	December 31, 2017
Par value	$0.01	$0.01
Authorized shares	85,000	85,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2018	December 31, 2017
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2018
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2018
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Stockholder Rights Plan

On March 27, 2019, the Company’s Board of Directors adopted an amended and restated shareholder rights plan (the “New Rights Plan”) pursuant to which the Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock of the Company on April 17, 2019. In connection with the New Rights Plan, the Company entered into an amended and restated rights agreement with American Stock Transfer & Trust Company, LLC, as rights agent (the “New Rights Agreement”). The Rights Plan replaces the Company’s former shareholder rights plan originally adopted by the Company in January 1986 (the (“Original Rights Plan”).

Under the New Rights Plan, each Right entitles the holder to purchase from the Company one share of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a price equal to 50% of the then current market value of the Common Stock.  The Rights are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company’s outstanding Common Stock or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the Common Stock. The Rights are redeemable by the Company at $0.01 per Right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company’s shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the New Rights Agreement).  In addition, the Board of Directors may, at its option and in its sole and absolute discretion, at any time after a Triggering Event, mandatorily exchange all or part of the then outstanding and exercisable Rights for consideration per Right consisting of one-half of the securities that would be issuable at such time upon the exercise of one Right. The Rights are subject to adjustment to prevent dilution and expire on March 27, 2029.

The New Rights Plan differs from the Original Rights Plan in the following material respects:

1.            The purchase price of the Rights has been updated from a fixed amount per Right to the formula based on a 50% discount to the current market value of the Common Stock to align with the Company’s current per share market price of the Common Stock as well as the number of shares of Common Stock authorized for issuance under the Company’s Certificate of Incorporation;

2.            The redemption price of the Rights has been reduced from $0.05 per share to $0.01 per Right, the par value of the Company’s Common Stock;

3.            An exchange feature has been added that grants the Board of Directors the authority to exchange outstanding, exercisable Rights for shares of the Company’s Common Stock; and

4.            Administrative provisions have been added that require a stockholder to make certain representations regarding its beneficial ownership of Company securities upon exercise or exchange of Rights.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Commitments and Contingencies

Future minimum rental payments for office space under non-cancellable operating leases for the Company’s executive office in Boca Raton, Florida as of December 31, 2018, were as follows (in thousands):

Year	Amount
2019	$3
2020	-
2021	-
2022	-
2023	-
Thereafter	-
$3

Rent expense was as follows:

($ in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Rent expense	$14	$13
Approximate square feet of leased office space	1,085	1,085

The Company also rents on a short term basis approximately 200 square feet of office space in Emerson, NJ.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Federal - current	$-	$-
State - current	5	6
Total current	5	6

Federal - deferred	312	(6,037)
State - deferred	(7,755)	(5,402)
Change in valuation allowance	6,052	(8,653)
Total deferred	(1,391)	(20,092)
Income tax expense (benefit)	$(1,386)	$(20,086)

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017

Income (loss) before income taxes	$(1,051)	$(68,143)
Tax expense (benefit) :
Tax at statutory federal rate	$(221)	$(23,851)
State income taxes	(59)	(5,019)
Rate change	(5,759)	16,047
Permanent items, tax credits and other adjustments	118	-
AMT – Sequestration Reversal (change in law)	(1,391)	1,390
Deferred true-ups	(126)	-
Change in valuation allowance	6,052	(8,653)
Income tax expense (benefit)	$(1,386)	$(20,086)

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Tax at statutory federal rate	21.0%	35.0%
State income taxes	5.6	7.0
Rate change	548.0	(24.0)
Permanent difference, tax credits and other adjustments	(11.2)	-
AMT – Sequestration Reversal (change in law)	132.4	(2.0)
Deferred true-ups	12.0	-
Change in valuation allowance	(575.9)	13.0
Effective income tax rate	131.9%	29.0%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the year ended December 31, 2018, the Company recorded an income tax benefit of $1,386,000. This amount reflects an income tax benefit of $1,391,000 attributable to a release of a valuation allowance in relation to additional AMT credit carryforwards available for refund under the 2017 Tax Act, due to the elimination of reductions for the effect of sequestration amounts. This amount is partially offset by a $5,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions.

For the year ended December 31, 2017, the Company recorded an income tax benefit partially offset by a state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions.  The income tax benefit for the year ended December 31, 2017, is attributable to a release of a valuation allowance in relation to the AMT credit carryforwards and resulting deferred tax asset due to recognition of AMT credit carryforwards projected to be refundable as provided for in the 2017 Tax Act as further detailed herein. For the year ended December 31, 2017, other includes amounts relating to deferred tax true-ups.

The Company has not been notified of any potential tax audits by any federal, state or local tax authorities. As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2015.  Interest and/or penalties related to uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for interest and/or penalties.

The utilization of certain carryforwards and carrybacks is subject to limitations under U.S. federal income tax laws. Based on the Company’s federal tax returns as filed and to be filed, the Company estimates it has federal NOL carryforwards available to reduce future federal taxable income which would expire if unused, as indicated below.

Based on the Company’s 2017 income tax returns as filed in October 2018, the Company’s NOL carryforwards increased due to the 2017 income tax loss recognized with regard to the Company’s investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s legal proceedings related thereto, see Note 4 and Note 9.

The federal NOL carryforwards as of December 31, 2018, are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2006	2026	$500,000
2007	2027	12,700,000
2008	2028	4,600,000
2009	2029	2,400,000
2010	2030	1,900,000
2011	2031	1,900,000
2013	2033	3,700,000
2014	2034	4,900,000
2015	2035	4,200,000
2016	2036	3,400,000
2017	2037	68,000,000
2018	-	500,000
		$108,700,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

AMT credit carryforwards available, which can be used to offset income generated in future years which are not subject to expiration, are as follows:

Amount
AMT credits carryforwards	$21,483,000

As noted above the Company has AMT credit carryforwards from prior tax years. In accordance with the 2017 Tax Act AMT credit carryforwards, are expected to be claimed by the Company as refundable on tax returns filed and/or to be filed in future tax years and at various percentages as noted below.

The Company’s AMT credit carryforward amount(s) projected to be claimed as refundable for each tax year are as follows:

Tax Year (a)	Declining balance of the AMT credit carryforward amount(s) available for each tax year (a)(b)	% of AMT credit carryforward amount(s) available to be claimed as refundable for each tax year	AMT credit carryforward amount(s) projected to be claimed as refundable for each tax year (a)(b)

2019	$10,741,000	50%	$5,371,000
2020	5,371,000	50%	2,685,000
2021	2,685,000	100%	2,685,000
			$10,741,000

(a)	Assumes no regular federal income tax liability in tax years presented above which would reduce any AMT credit carryforward amount(s) ultimately refunded.
(b)	See herein with regard the filing of the Company’s 2018 federal income tax return and the March 2019 federal tax refund received.
In January 2019, the Company filed its 2018 federal income tax return seeking a refund of approximately $10.7 million of AMT credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act. This amount is reflected as a federal tax receivable at December 31, 2018. The remaining amount of $10.7 million is reflected as a deferred tax asset at December 31, 2018, based on tax returns to be filed in future years. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The IRS typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded and/or claimed as refundable and/or AMT credit carryforward amounts ultimately received. See herein for additional information.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT credit carryforward refunds.  The AMT credit carryforward amounts from prior tax years and related refund(s) received and/or projected to be received could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Code and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The 2017 Tax Act makes broad and complex changes to the Code, including, among other changes, significant changes to the U.S. corporate tax rate and certain other changes to the Code that impact the taxation of corporations. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue additional guidance in the future on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation. As we complete our analysis of the 2017 Tax Act, and IRS regulations and guidance issued in respect thereof and collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made. Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. The Company can give no assurances as to the final outcome of any IRS review of the AMT credit carryforward refunds already received or the final amount of any future AMT credit carryforward refunds, if any, or when they might be received.

Based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has state NOL carryforwards to reduce future state taxable income, which would expire if unused.

The state NOL carryforwards as of December 31, 2018, are as follows:

Tax Year Originating	Tax Year Expiring	Amount

2011	2031	$1,800,000
2013	2033	2,700,000
2014	2034	4,200,000
2015	2035	4,100,000
2016	2036	2,800,000
2017	2037	68,000,000
2018	2038	500,000
		$84,100,000

The Company has a deferred tax asset arising primarily from NOL carryforwards and AMT credit carryforwards as follows:

	December 31, 2018	December 31, 2017
Deferred tax asset	$44,501,000	$47,800,000
Valuation allowance	(33,760,000)	(27,708,000)
Net deferred tax asset recognized	$10,741,000	$20,092,000

At December 31, 2017, a valuation allowance was released in relation to the AMT credit carryforwards which are projected to be refundable as part of the 2017 Tax Act enacted in December 2017.  In 2018, the Company released its valuation allowance in relation to additional AMT credit carryforwards available for refund (under the 2017 Tax Act), due to the elimination of reductions for the effect of sequestration amounts. A full valuation allowance remains on the remaining deferred tax asset amounts, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White, 111 Construction Manager LLC, Property Markets Group, Inc., JDS Development LLC, JDS Construction Group LLC (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, as well as treble damages under the federal Racketeer Influenced and Corrupt Organizations Act (RICO), punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’ s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. A discovery conference in this case is was held on February 27, 2018. On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it is docketed as case number 18-cv-5482-AT.

On October 25, 2018, the Federal Court issued an order granting the defendants’ motion to dismiss the Company’s RICO claims and declined to exercise supplemental jurisdiction over the Company’s state-law claims. The next month, the Company noticed an appeal, and on January 11, 2019, it served its opening brief in that appeal. The United States Court of Appeals for the Second Circuit (the “Appeals Court”) granted the Company’s motion to file its brief under seal and on the public docket in redacted form. Subsequently, in February 2019 the Defendant’s filed their response brief and in March 2019, the Company filed its reply brief. The Company is awaiting the scheduling of oral argument and/or a decision from the Appeals Court. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

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

Spruce had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”). After the Sponsor refused to object to Spruce’s proposal on behalf of the junior mezzanine borrower, and Spruce refused to commit to honor Investment LLC’s objection on its own behalf, the Company initiated the 111 West 57th Spruce Action to obtain injunctive relief halting the Strict Foreclosure.  For additional information on the events leading to this litigation see Note 4.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On July 26, 2017, the NY Court issued a temporary restraining order barring Spruce from accepting the collateral, pending a preliminary injunction hearing scheduled for August 14, 2017. Spruce and the Sponsor subsequently filed papers in opposition to the request for a preliminary injunction and cross-motions to dismiss and quash subpoenas. On August 14, 2017, the NY Court postponed the hearing until August 28, 2017, keeping the temporary restraining order preventing a Strict Foreclosure in effect until the August 28, 2017 hearing. Subsequently the Company filed response briefs in support of their request for injunctive relief halting the Strict Foreclosure process and briefs in opposition to the motions to quash the subpoenas.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company will continue to challenge the validity of the actions that led to this purported transfer of title.

The Appellate Division recently issued a decision that resolves the Company’s appeal from the order denying a preliminary injunction and dismissing its claims. The Appellate Division’s decision indicates that the Company’s request for a declaratory judgment is not moot “because plaintiff 111 West 57th Investment LLC (‘Investment’) might be entitled to damages from defendant 111 W57 Mezz Investor LLC (‘Junior Mezz Lender’) if it is judicially determined that Investment had the right to object to the Strict Foreclosure pursuant to Uniform Commercial Code.” The Appellate Division noted that the Company should be allowed to move for leave to amend to state claims for damages and/or the imposition of a constructive trust, as the dismissal of the Company’s claims was without prejudice.

On March 20, 2019, the Company’s subsidiary, 111 West 57th Investment LLC, moved for leave to amend the complaint in the 111 West 57th Spruce Action to state claims for breaches of the Uniform Commercial Code and Pledge Agreement, various torts, and constructive trust. The proposed amended complaint seeks a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the Property, and damages, including punitive damages. The proposed amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant.

Since the Company is not party to the Loan Agreements, it does not have access to communications with the lenders, except for those individual communications that the Sponsor has elected to share or that have been produced in the ongoing litigation.  The Company has continued to demand access to such information, including access to the books and records for the 111 West 57th Property both under the JV Agreement and as part of the 111 West 57th Action and the 111 West 57th Spruce Action.

For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017; see Note 4.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Defendants filed their motion to dismiss on August 17, 2018, and the Company filed its opposition brief on September 17, 2018, and the Defendants filed their reply brief on October 5, 2018. The Court heard oral argument on the motion to dismiss in March 2019. The Company is awaiting a decision on the motion to dismiss from the Court. For additional information with regard to the Company’s investment in the 111 West 57th Property and the JV Agreement; see Note 4.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property see Note 4.

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

Oral argument on the Company’s motion to dismiss was held on the motion on October 19, 2018, at which time the Court decided that Alessandra Bianco, Richard Bianco, Jr., Jerry Carnegie, John Ferrara and Joseph Bianco should be dismissed as defendants in the case.  The Court reserved decision as to dismissal of the balance of the case pending the Court’s receipt of a transcript of the oral argument.  On December, 26, 2018, the Court issued its written decision on the balance of the motion to dismiss.  The Court dismissed a cause of action against Richard Bianco, dismissed in part the single cause of action against Kenneth Schmidt, and dismissed a cause of action for declaratory judgment.  What remains is a single cause of action against Richard Bianco, a single cause of action against Kenneth Schmidt (in part), and a single declaratory judgment cause of action.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The remaining defendants moved for re-argument of the December 26, 2018 decision, which motion was fully submitted as of March 13, 2019.  Defendants, upon re-argument, are seeking dismissal of the entirety of plaintiff’s action, and currently await a decision from the Court on that motion.  Defendants, in addition, filed a Notice of Appeal as regards the December 26, 2018 decision on March 6, 2019, which appeal must be perfected on or before September 6, 2019.

On January 15, 2019, the Company filed its answer to the surviving causes of action, as well as asserted counterclaims against the plaintiff.   It also served initial discovery demands upon the plaintiff.  The Company intends to continue to vigorously defend against plaintiff’s action and prosecute its counterclaims.  The Company can give no assurances regarding the outcome of the matters described herein.

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

As a result of developments in the legal proceedings concerning the Company’s equity investment in the 111 West 57th Property, the Company’s interest in obtaining a litigation funding commitment to finance litigation with respect to the ongoing disputes with the Sponsors and the lenders in the 111 West 57th Street Property project, and the Company’s efforts to seek to recover value for the Company with respect to its equity investment in the 111 West 57th Property, the Company’s Board of Directors negotiated and accepted an offer from Mr. R. A. Bianco, its long-time chief executive officer, to provide a litigation fund of seven million dollars ($7,000,000) (along with additional amounts as may be necessary from time to time as agreed to by the Company and Mr. Bianco), to fund the Company’s litigation expenses in connection with Future Recovery Litigation, (the “Litigation Funding Agreement”).

In consideration of such financial commitment, the Litigation Funding Agreement provides that any financial recovery in such Future Recovery Litigation shall be distributed as follows:

i.	first, to reimburse Mr. R. A. Bianco on a dollar-for-dollar basis for any Company litigation expenses and/or other unpaid amounts advanced by him in connection with Future Recovery Litigation; and

ii.
thereafter, a percentage of the recovery to the Company and a percentage of the recovery to Mr. R. A. Bianco, respectively, (the “Recovery Sharing Ratio”); with the ratio and percentages of 30% to 45% depending on the length of time to obtain recovery.

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

Legal expenses incurred attributable to the Litigation Funding Agreement are included in the Company’s consolidated statements of operations as part of professional and outside services, as follows:

(in thousands)	Year Ended
	December 31, 2018	December 31, 2017
Legal expenses attributable to the Litigation Funding Agreement	$1,860	1,511

In the first quarter of 2019, Mr. R. A. Bianco funded an additional $470,000 of legal expenses pursuant to the Litigation Funding Agreement, for litigation services rendered in 2019 and 2018.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In January 2018, pursuant to the WC Agreement, Mr. R.A. Bianco made an additional loan to the Company, as noted in the consolidated statement of cash flows, for use as working capital as reflected and in accordance with the same terms of the loans payable noted herein.

Information regarding the loans payable is as follows:

	Date of Loan	Rate	Due Date	December 31, 2017
Loan payable	January 2017	5.25%	December 31, 2019	$500,000
Loan payable	April 2017	5.25%	December 31, 2019	500,000
Loan payable	June 2017	5.25%	December 31, 2019	500,000
Loan payable	September 2017	5.25%	December 31, 2019	150,000
Loan payable	October 2017	5.25%	December 31, 2019	446,000
Loan payable	December 2017	5.25%	December 31, 2019	200,000
				$2,296,000

Information regarding accrued interest expense on the loans payable is as follows:

(in thousands)	December 31, 2018	December 31, 2017
Accrued interest expense	$-	$67

The amounts noted above pursuant to the WC Agreement are distinct from the line of credit agreement for the 111 West 57th Property as discussed in Note 4 herein and distinct from the Litigation Funding Agreement amounts as discussed in Note 9 herein.

In January 2018, in connection with the sale by the Company of its commercial office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the WC Agreement was terminated. See Note 3 herein for additional information.

Note 12 - Subsequent Events

The Company has performed a review of events through the report issuance date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2018.

This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Stockholder Rights Plan

On March 27, 2019, the Company’s Board of Directors adopted an amended and restated shareholder rights plan (the “New Rights Plan”) pursuant to which the Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of Common Stock of the Company on April 17, 2019. In connection with the New Rights Plan, the Company entered into an amended and restated rights agreement with American Stock Transfer & Trust Company, LLC, as rights agent (the “New Rights Agreement”). The Rights Plan replaces the Company’s former shareholder rights plan originally adopted by the Company in January 1986 (the (“Original Rights Plan”).

Under the New Rights Plan, each Right entitles the holder to purchase from the Company one share of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a price equal to 50% of the then current market value of the Common Stock.  The Rights are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company’s outstanding Common Stock or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the Common Stock. The Rights are redeemable by the Company at $0.01 per Right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company’s shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the New Rights Agreement).  In addition, the Board of Directors may, at its option and in its sole and absolute discretion, at any time after a Triggering Event, mandatorily exchange all or part of the then outstanding and exercisable Rights for consideration per Right consisting of one-half of the securities that would be issuable at such time upon the exercise of one Right. The Rights are subject to adjustment to prevent dilution and expire on March 27, 2029.

The New Rights Plan differs from the Original Rights Plan in the following material respects:

1.            The purchase price of the Rights has been updated from a fixed amount per Right to the formula based on a 50% discount to the current market value of the Common Stock to align with the Company’s current per share market price of the Common Stock as well as the number of shares of Common Stock authorized for issuance under the Company’s Certificate of Incorporation;

2.            The redemption price of the Rights has been reduced from $0.05 per share to $0.01 per Right, the par value of the Company’s Common Stock;

3.            An exchange feature has been added that grants the Board of Directors the authority to exchange outstanding, exercisable Rights for shares of the Company’s Common Stock; and

4.            Administrative provisions have been added that require a stockholder to make certain representations regarding its beneficial ownership of Company securities upon exercise or exchange of Rights.

The Company is providing this information under 9B in lieu of filing a Current Report Form 8-K under Items 1.01 and 9.01.  A copy of the New Rights Agreement is filed as Exhibit 4.1 to this Annual Report on Form 10-K and is incorporated herein by reference

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers and directors required by this item will be set forth in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2019, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2018 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2019, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2018 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

Plan not approved by stockholders

None.

For other information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2019, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2018 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2019, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2018 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm”, “Independent Registered Public Accountant Matters,” in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 7, 2019, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2018 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as a part of this report:

(b)	Exhibits:
3.1
Restated Certificate of Incorporation of AmBase Corporation (as amended and restated – July 15, 2017), (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

3.2	By-Laws of AmBase Corporation (as amended through March 15, 1996), (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.1*	Amended & Restated Rights Agreement dated as of March 27, 2019 between the Company and American Stock Transfer and Trust Co.

10.1
Employment Agreement dated as of March 30, 2006 between Richard A. Bianco and the Company, (incorporated by reference to Exhibit 10H to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2
Amendment to Employment Agreement dated as of January 1, 2008 between Richard A. Bianco and the Company, (incorporated by reference to Exhibit 10E to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3
Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2023, (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.4
111 West 57th Partners LLC Limited Liability Company Agreement.  Dated as of June 28, 2013, (incorporated by reference to Exhibit 10.1 to Amendment no. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2013).

10.5
Second Amended and Restated Limited Liability Company Agreement of 111 West 57th Investment, LLC dated December 19, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.6
Agreement between Mr. Richard A. Bianco, the Company’s Chairman President and Chief Executive Officer (“Mr. R. A. Bianco”) and the Company for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to the 111 West 57th Property (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the annual period ending December 31, 2016).

10.7
Litigation Funding Agreement dated September 2017, between Mr. R. A. Bianco, and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K dated September 26, 2017 and Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2017).

10.8	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on October 22, 2012 and incorporated by reference herein).

14	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.

32.1*	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.

32.2*	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

101.1*
The following financial statements from AmBase Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

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
Date:  March 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 27, 2019	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 27, 2019

/s/ALESSANDRA F. BIANCO Director Date: March 27, 2019	/s/RICHARD A. BIANCO, JR. Director Date: March 27, 2019

/s/JERRY Y. CARNEGIE Director Date: March 27, 2019	/s/KENNETH M. SCHMIDT Director Date: March 27, 2019

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Alessandra F. Bianco Senior Officer BARC Investments, LLC	Richard A. Bianco, Jr. Employee AmBase Corporation & Officer BARC Investments, LLC	Jerry Y. Carnegie Private Investor	Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2019 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 6, 2019, at:

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2019, there were, approximately 8,200 stockholders.