Form 10-Q
period 2019-03-31
AMBASE CORP
filed 2019-05-13
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

YES	☐	NO	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None.

At April 30, 2019, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2019

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Compensation and benefits	$343	$524
Professional and outside services	476	818
Property operating and maintenance	8	32
Insurance	46	62
Other operating	15	27
Total operating expenses	888	1,463
Operating income (loss)	(888)	(1,463)

Interest income	-	1
Interest expense	-	(10)
Gain on sale of real estate owned	-	3,278
Income (loss) before income taxes	(888)	1,806

Income tax expense (benefit)	(30)	2
Net income (loss)	$(858)	$1,804

Net income (loss) per common share - basic	$(0.02)	$0.04

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	March 31, 2019	December 31, 2018
Cash and cash equivalents	$10,619	$237

Federal income tax receivable	-	10,742
Deferred tax asset	10,741	10,741
Other assets	17	33
Total assets	$21,377	$21,753

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$426	$414
Other liabilities	-	-

Total liabilities	426	414

Litigation funding agreement (Note 9)	3,672	3,202
Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2019 and 85,000 authorized in 2018, 46,410 issued and 40,738 outstanding in 2019 and 46,410 issued and 40,738 outstanding in 2018)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(526,321)	(525,463)
Treasury stock, at cost – 2019 - 5,672 shares; and 2018 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	17,279	18,137

Total liabilities and stockholders’ equity	$21,377	$21,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Three Month Period Ended March 31, 2019 and 2018

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2019	$464	$548,304	$(525,463)	$(5,168)	$18,137
Net income (loss)	-	-	(858)	-	(858)
March 31, 2019	$464	$548,304	$(526,321)	$(5,168)	$17,279

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2018	$464	$548,304	$(525,798)	$(5,168)	$17,802

Net income (loss)	-	-	1,804	-	1,804
March 31, 2018	$464	$548,304	$(523,994)	$(5,168)	$19,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income (loss)	$(858)	$1,804
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Gain on sale of real estate owned	-	(3,278)
Other income	-	-
Changes in operating assets and liabilities:
Federal income tax receivable	10,742	-
Other assets	16	84
Accounts payable and accrued liabilities	12	104
Other liabilities	-	-
Net cash provided (used) by operating activities	9,912	(1,286)
Cash flows from investing activities:
Proceeds from sale of real estate owned, net	-	4,910
Net cash provided (used) by investing activities	-	4,910

Cash flows from financing activities:

Payoff of loan payable – related party	-	(2,546)
Proceeds from loan payable – related party	-	250
Proceeds from litigation funding agreement	470	588
Net cash provided (used) by financing activities	470	(1,708)

Net change in cash and cash equivalents	10,382	1,916
Cash and cash equivalents at beginning of period	237	70
Cash and cash equivalents at end of period	$10,619	$1,986
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$10,741	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2018. The Company is engaged in the management of its assets and liabilities.

At March 31, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. In January 2019, the Company filed its 2018 federal income tax return seeking a refund of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). This amount was reflected as a federal tax receivable at December 31, 2018. In March 2019, the Company received a federal tax refund based on the Company’s 2018 federal income tax return as filed. The remaining AMT credit carryforward amounts are reflected as a deferred tax asset at March 31, 2019, based on tax returns to be filed in future years. For additional information see Note 7.

In January 2018, the Company sold its commercial office building in Greenwich, Connecticut. For additional information, see Note 3.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property (the “Strict Foreclosure”). Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in 2017.  Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is pursuing and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

For additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 4 and Note 8.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has incurred operating losses and used cash for operating activities over the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that, based on its current level of operating expenses its existing cash and cash equivalents, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company’s management expects that operating cash needs in 2019 will be met principally by the Company’s current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

In September 2017, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R. A. Bianco”) entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company’s litigation expenses in connection with the 111 West 57th Property (the “Litigation Funding Agreement”).  For additional information including the terms of the Litigation Funding Agreement, see Note 9.

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements, except as noted below, that would likely materially affect the Company’s condensed consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “Leases”, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedient and elected the following accounting policy related to this standard update:

Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less.

Adoption of this standard did not result in any operating lease right-of-use assets and corresponding lease liabilities as all Company leases meet the definition of short-term leases. The standard did not materially impact operating results or liquidity.

Note 3 – Real Estate Sold

In January 2018, the Company sold its building in Greenwich, Connecticut, to Maria USA, Inc., an unaffiliated third party.  A gain from the sale is reflected in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018. The Company used a portion of the sale proceeds to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the working capital line of credit agreement was terminated. The remaining proceeds were used for working capital.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with the Sponsor, Spruce and Apollo. On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.  Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. There can be no assurance that the Company will prevail with respect to any of its claims. For additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 8.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White, 111 Construction Manager LLC, Property Markets Group, Inc., JDS Development LLC, JDS Construction Group LLC (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In June 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it is docketed as case number 18-cv-5482-AT. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8.

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

In March 2017, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the of 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time.  The agreement provided that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit would be secured by the Company’s commercial office building in Greenwich, Connecticut. As a result of the sale of the Company’s commercial office building in Greenwich Connecticut, in January 2018, any borrowings from Mr. R. A. Bianco under this line of credit will be unsecured.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8.

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property.

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. For additional information with regard to the Apollo Action see Note 8.

As further discussed herein, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property, in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is pursuing and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Company matching contributions	$13	$22
Employer match %	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Three months ended March 31, 2019
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	March 31, 2019
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Company has not been notified of any potential tax audits by any federal, state or local tax authorities. As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2016. Interest and/or penalties related to uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for interest and/or penalties.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

State income tax amounts for the three months ended March 31, 2019 and the three months ended March 31, 2018, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Amount
AMT Credits carryforwards	$10,741,000

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In January 2019, the Company filed its 2018 federal income tax return seeking a refund of AMT credit carryforwards as provided for in the 2017 Tax Act. This amount was reflected as a federal tax receivable at December 31, 2018. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The remaining AMT credit carryforward amounts of $10.7 million are reflected as a deferred tax asset at March 31, 2019, based on tax returns to be filed in future years.

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation are 111 West 57th Sponsor LLC, 111 West 57th JDS LLC, PMG West 57th Street LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, 111 West 57th KM Equity LLC, 111 West 57th KM Group LLC, Kevin Maloney, Matthew Phillips, Michael Stern, Ned White, 111 Construction Manager LLC, Property Markets Group, Inc., JDS Development LLC, JDS Construction Group LLC (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, as well as treble damages under the federal Racketeer Influenced and Corrupt Organizations Act (RICO), punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. A discovery conference in this case was held on February 27, 2018. On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it is docketed as case number 18-cv-5482-AT.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Appellate Division recently issued a decision that resolves the Company’s appeal from the order denying a preliminary injunction and dismissing its claims. The Appellate Division’s decision indicates that the Company’s request for a declaratory judgment was not moot “because plaintiff 111 West 57th Investment LLC (‘Investment’) might be entitled to damages from defendant 111 W57 Mezz Investor LLC (‘Junior Mezz Lender’) if it is judicially determined that Investment had the right to object to the Strict Foreclosure pursuant to Uniform Commercial Code.” The Appellate Division noted that the Company should be allowed to move for leave to amend to state claims for damages and/or the imposition of a constructive trust, as the dismissal of the Company’s claims was without prejudice.

On March 19, 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment”), moved for leave to amend the complaint in the 111 West 57th Spruce Action to state claims against 111 W57 Mezz Investor LLC (“Junior Mezz Lender”) for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The proposed amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the Property, and damages, including punitive damages. On May 1, 2019, Junior Mezz Lender stipulated to the amendment of the complaint, and on May 3, 2019, Investment filed the executed stipulation and requested that the NY Court enter an order granting leave to file the proposed amended complaint. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. Pursuant to the terms of the May 1, 2019 stipulation, Junior Mezz Lender will answer or move to dismiss the amended complaint on or before May 31, 2019. If Spruce determines to file a motion to dismiss in lieu of an answer, briefing on the motion will be completed by July 23, 2019.

Since the Company is not party to the Loan Agreements, it does not have access to communications with the lenders, except for those individual communications that the Sponsor has elected to share or that have been produced in the ongoing litigation.  The Company has continued to demand access to such information, including access to the books and records for the 111 West 57th Property both under the JV Agreement and as part of the 111 West 57th Action and the 111 West 57th Spruce Action. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017, see Note 4.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Defendants filed their motion to dismiss on August 17, 2018, and the Company filed its opposition brief on September 17, 2018, and the Defendants filed their reply brief on October 5, 2018. The Court heard oral argument on the motion to dismiss on March 12, 2019. The Company is awaiting a decision on the motion to dismiss from the Court. For additional information with regard to the Company’s investment in the 111 West 57th Property and the JV Agreement, see Note 4.

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

IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al. In February 2018, IsZo Capital L.P. commenced an action, IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al., Index No. 650812/2018 in the New York State Supreme Court for New York County (the “IsZo Capital L.P. action”). The defendants in the action include all officers and directors of AmBase Corporation and AmBase Corporation as a nominal defendant.  The plaintiff alleges various breaches of fiduciary duty against all of the directors and officers concerning the decisions made in the 111 West 57th Street Property investment and the Litigation Funding Agreement.  IsZo Capital L.P. also seeks declaratory judgment relief concerning the Litigation Funding Agreement and the 111 West 57th Street Property.  AmBase and the officers and directors intend to vigorously defend themselves. Service of the summons and complaint has been accepted by counsel on behalf of all defendants and a motion to dismiss was served and filed in early May 2018. The motion was returnable on July 17, 2018 and all motion papers have now been submitted to the Court.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The remaining defendants moved for re-argument of the December 26, 2018 decision, which motion was denied by the Court by Decision and Order entered on April 24, 2019. The remaining defendants, in addition, filed a Notice of Appeal as regards the December 26, 2018 decision on March 6, 2019, which appeal must be perfected on or before September 6, 2019.

On January 15, 2019, the Company filed its answer to the surviving causes of action, as well as asserted counterclaims against the plaintiff.   The case is now in the discovery phase. The Company intends to continue to vigorously defend against plaintiff’s action and prosecute its counterclaims. The Company can give no assurances regarding the outcome of the matters described herein.

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

Legal expenses incurred attributable to the Litigation Funding Agreement are included in the Company’s condensed consolidated statement of operations as part of professional and outside services, as follows:

(in thousands)	Three Months Ended
	March 31, 2019	March 31, 2018
Legal expenses attributable to the Litigation Funding Agreement	$470	$681

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2019, through the report issuance date. In April 2019, the Company paid compensation bonuses to its employees of $1,356,000.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At March 31, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. The Company is engaged in the management of its assets and liabilities.

In January 2019, the Company filed its 2018 federal income tax return seeking a refund of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). This amount was reflected as a federal tax receivable at December 31, 2018. In March 2019, the Company received a $10.7 million federal tax refund. See herein and Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information regarding taxes.

In January 2018, the Company sold its commercial office building in Greenwich, Connecticut. See Part I – Item 1 – Note 3 to the Company’s condensed consolidated financial statements for additional information. The Company is engaged in the management of its assets and liabilities.

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

See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at March 31, 2019, aggregated $21,377,000, consisting principally of cash and cash equivalents of $10,619,000 and tax assets aggregating $10,741,000.  At March 31, 2019, the Company’s liabilities aggregated $426,000.  In addition, the Company has a litigation funding amount of $3,672,000, as further discussed in Part I – Item 1 – Note 9 of the Company’s condensed consolidated financial statements.  Total stockholders’ equity was $17,279,000.

The Company’s tax assets consist of alternative minimum tax (“AMT”) credit carryforwards which are projected to be refundable as part of the Tax Cuts and Jobs Act enacted in December 2017. In January 2019, the Company filed its 2018 federal income tax return seeking a refund of AMT credit carryforwards as provided for in the 2017 Tax Act. This amount is reflected as a federal tax receivable at December 31, 2018. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The remaining amount of $10.7 million is reflected as a deferred tax asset at March 31, 2019, based on tax returns to be filed in future years.  See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT credit carryforward refunds. The Internal Revenue Service (“IRS”) typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded and/or claimed as refundable and/or AMT credit carryforward amounts ultimately received. The AMT credit carryforward amounts from prior tax years and related refund(s) received and/or projected to be received could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed.  See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information.

The Company has incurred operating losses and used cash for operating activities over the past several years.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company’s management expects that operating cash needs in 2019 will be met principally by the Company’s current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

In May 2016, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R. A. Bianco”) entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit (the “WC Agreement”). Pursuant to this agreement, Mr. Bianco made several loans to the Company for use as working capital. On January 26, 2018, in connection with the sale by the Company of its commercial office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the WC Agreement was terminated. For additional information, see Part I – Item 1 – Note 3 to the Company’s condensed consolidated financial statements.

In April 2016, the Company filed an action in New York State Supreme Court for New York County (the “NY Court”) against the Sponsor, et al., pursuant to which the Company is seeking compensatory damages, as well as treble damages under RICO, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. In June 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it is docketed as case number 18-cv-5482-AT.  See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s legal proceedings relating to the 111 West 57th Property.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor and Spruce in connection with the Company’s investment in the 111 West 57th Property as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is pursuing and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

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

In September 2017, the Company and Mr. R. A. Bianco entered into an agreement pursuant to which Mr. R. A. Bianco will fund the Company’s litigation expenses in connection with the 111 West 57th Property (the “Litigation Funding Agreement”). The Company’s condensed consolidated balance sheet, includes $3,672,000 as a litigation funding amount which reflects the aggregate amounts funded pursuant to the Litigation Funding Agreement as of March 31, 2019. See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including terms of the Litigation Funding Agreement.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Part I – Item 1 – Note 4 to the Company’s condensed consolidated financial statements.

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

The amounts noted herein pursuant to the working capital line of credit agreement are distinct from the WC Agreement for the 111 West 57th Property as noted herein and as discussed in Part I – Item 1 – Note 4 to the Company’s condensed consolidated financial statements and distinct from the Litigation Funding Agreement amounts as noted herein and as discussed in Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements.

For the three months ended March 31, 2019, cash of $9,912,000 was provided by operations as a result of the federal tax refund received in March 2019, and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted herein; partially offset by the payment of operating expenses and prior year accruals.

For the three months ended March 31, 2018, cash of $1,286,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company in 2018 were satisfied by net proceeds received by the Company in connection with the sale of its commercial office building in Greenwich, CT. and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted herein and to a lesser extent the Company’s financial resources.

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

Accounts payable and accrued liabilities as of March 31, 2019, increased from December 31, 2018, principally relating to current period accruals for legal expenses in connection with the 111 West 57th Property litigation which were paid in April 2019.

There are no other material commitments for capital expenditures as of March 31, 2019.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2019 vs. the Three Months Ended March 31, 2018

The Company recorded a net loss of $858,000 or $0.02 per share in the three months ended March 31, 2019, compared to net income of $1,804,000, or $0.04 per share in the respective 2018 period. Net income for the three month period ended March 31, 2018, is attributable to a gain on the sale of real estate owned of $3,278,000, as further discussed herein.

Compensation and benefits decreased to $343,000 in the three months ended March 31, 2019, compared to $524,000 in the respective 2018 period.  The decrease in the 2019 three-month period is due to a decrease in incentive compensation expense recorded in the 2019 period versus incentive compensation expense in 2018 period.  No stock based compensation expense was recorded in the three months ended March 31, 2019 or March 31, 2018.

Professional and outside services decreased to $476,000 in the three months ended March 31, 2019, compared to $818,000 in the respective 2018 period.  The decrease in the 2019 period as compared to the 2018 period is principally the result of a lower level of legal and professional fees incurred in 2019 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th property. Included in professional and outside services are legal expenses attributable to the Litigation Funding Agreement aggregating $470,000 and $681,000 in the three-month period ended March 31, 2019 and 2018, respectively; see Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements herein for additional information including terms of the Litigation Funding Agreement.

Property operating and maintenance expenses decreased to $8,000 for the three months ended March 31, 2019, compared to the $32,000 in the respective March 31, 2018 period.  The decrease is primarily due to a decrease in costs 2019 versus 2018. With the sale of the Company’s commercial office building in Greenwich, Connecticut in January 2018, the Company anticipates that property operating and maintenance expenses will be lower in 2019 compared with prior year periods.

Insurance expenses decreased to $46,000 in 2019, compared with $62,000 in 2018. The increase is primarily due to a decrease in insurance coverage levels and insurance premium costs in the three months ended March 31, 2019, compared to the respective 2018 period.

Other operating expenses decreased to $15,000 in the three months ended March 31, 2019, compared with $27,000 in the respective 2018 period, due to a general lower level of related expenses due to the sale of the building and decreased Delaware franchise tax expenses in the 2019 period.

Interest expense of $0 for the three months ended March 31, 2019 and $10,000 for the three months ended March 31, 2018, represents accrued interest expense on the loan payable to Mr. R. A. Bianco.

Interest income in the three months ended March 31, 2019, decreased to $0 from $1 in the respective 2018 period.  The decreased interest income is due to a higher average level of cash and cash equivalents and investments on hand in the 2019 period compared with the 2018 period.

On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. The sale price was $5,200,000, less normal real estate closing adjustments.  A gain from the sale, of $3,278,000 is reflected in the Company’s condensed consolidated financial statements for the quarterly period ending March 31, 2018. The Company used the sale proceeds to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000, to Mr. Richard A. Banco, the Company’s Chairman, President and Chief Executive Officer. The remaining proceeds will be used for working capital.  See Part I – Item 1– Note 3 to the Company’s condensed consolidated financial statements, for additional information.

The Company recognized an income tax benefit of $30,000 for the three months ended March 31, 2019, as compared with an income tax provision of $2,000 for the three months ended March 31, 2018. The income tax benefit for the 2019 period is due to an additional refund received in March 2019 relating to the AMT credit carryforwards. The income tax provision for the 2018 period is attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2019.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable
b. Not applicable
c. None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2019 period.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 13, 2019