Form 10-Q
period 2019-06-30
AMBASE CORP
filed 2019-08-12
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number 1-7265

AMBASE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2962743
(State of incorporation)	(I.R.S. Employer Identification No.)

7857 WEST SAMPLE ROAD, SUITE 134
CORAL SPRINGS, FLORIDA  33065
(Address of principal executive offices)  (Zip Code)
(201) 265-0169
(Registrant’s telephone number, including area code)

ONE SOUTH OCEAN BOULEVARD, SUITE 301
BOCA RATON, FLORIDA  33432
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

None.

At July 31, 2019, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2019

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Compensation and benefits	$1,709	$306	$2,052	$830
Professional and outside services	396	840	872	1,658
Property operating and maintenance	1	14	9	46
Insurance	43	19	89	81
Other operating	18	23	33	50
Total operating expenses	2,167	1,202	3,055	2,665
Operating income (loss)	(2,167)	(1,202)	(3,055)	(2,665)

Interest income	19	3	19	4
Interest expense	-	-	-	(10)
Gain on sale of real estate owned	-	-	-	3,278
Income (loss) before income taxes	(2,148)	(1,199)	(3,036)	607

Income tax expense (benefit)	1	2	(29)	4
Net income (loss)	$(2,149)	$(1,201)	$(3,007)	$603

Net income (loss) per common share - basic	$(0.05)	$(0.03)	$(0.07)	$0.01

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2019	December 31, 2018
Cash and cash equivalents	$4,767	$237

Federal income tax receivable	-	10,742
Deferred tax asset	10,741	10,741
Other assets	-	33
Total assets	$15,508	$21,753

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$378	$414
Other liabilities	-	-

Total liabilities	378	414

Litigation funding agreement (Note 9)	-	3,202
Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2019 and 85,000 authorized in 2018, 46,410 issued and 40,738 outstanding in 2019 and 46,410 issued and 40,738 outstanding in 2018)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(528,470)	(525,463)
Treasury stock, at cost – 2019 - 5,672 shares; and 2018 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	15,130	18,137

Total liabilities and stockholders’ equity	$15,508	$21,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
January 1, 2019	$464	$548,304	$(525,463)	$(5,168)	$18,137
Net income (loss)	-	-	(858)	-	(858)
March 31, 2019	464	548,304	(526,321)	(5,168)	17,279

Net income (loss)	-	-	(2,149)	-	(2,149)
June 30, 2019	$464	$548,304	$(528,470)	$(5,168)	$15,130

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
January 1, 2018	$464	$548,304	$(525,798)	$(5,168)	$17,802
Net income (loss)	-	-	1,804	-	1,804
March 31, 2018	464	548,304	(523,994)	(5,168)	19,606

Net income (loss)	-	-	(1,201)	-	(1,201)
June 30, 2018	$464	$548,304	$(525,195)	$(5,168)	$18,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income (loss)	$(3,007)	$603
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Gain on sale of real estate owned	-	(3,278)
Other income	-	-
Changes in operating assets and liabilities:
Federal income tax receivable	10,742	-
Other assets	33	19
Accounts payable and accrued liabilities	(36)	184
Other liabilities	-	-
Net cash provided (used) by operating activities	7,732	(2,472)

Cash flows from investing activities:
Proceeds from sale of real estate owned, net	-	4,910
Net cash provided (used) by investing activities	-	4,910

Cash flows from financing activities:
Payoff of loan payable – related party	-	(2,546)
Proceeds from loan payable – related party	-	250
Repayment of litigation funding agreement	(3,672)	-
Proceeds from litigation funding agreement	470	1,198
Net cash provided (used) by financing activities	(3,202)	(1,098)

Net change in cash and cash equivalents	4,530	1,340
Cash and cash equivalents at beginning of period	237	70
Cash and cash equivalents at end of period	$4,767	$1,410
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$10,742	$(5)

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

At June 30, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. In January 2019, the Company filed its 2018 federal income tax return seeking a refund of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”). This amount was reflected as a federal tax receivable at December 31, 2018. In March 2019, the Company received a federal tax refund based on the Company’s 2018 federal income tax return as filed. The remaining AMT credit carryforward amounts are reflected as a deferred tax asset at June 30, 2019, based on tax returns to be filed in future years. For additional information see Note 7.

In May 2019, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R. A. Bianco”) entered into an amendment to the Litigation Funding Agreement between the Company and Mr. R. A. Bianco relating to the litigation in connection with the 111 West 57th Property.  For additional information with regard to the amendment to the Litigation Funding Agreement, see Note 9.

In April 2019, the Company paid compensation bonuses to its employees of $1,356,000.

In January 2018, the Company sold its commercial office building in Greenwich, Connecticut. For additional information, see Note 3.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”), both mezzanine lenders to the joint venture (“Apollo” and “Spruce”), and the title owner of the 111 West 57th Property, 111 West 57th Property Owner LLC (“Property Owner”).

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a strict foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property (the “Strict Foreclosure”). Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor, the lenders, and Property Owner in connection with the Strict Foreclosure as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in 2017.  Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is pursuing and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has incurred operating losses and used cash for operating activities over the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that, based on its current level of operating expenses its existing cash and cash equivalents, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company's management expects that operating cash needs in 2019 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements, except as noted below, that would likely materially affect the Company’s condensed consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “Leases,” which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability.  Additional qualitative and quantitative disclosures are also required.  The Company adopted the standard effective January 1, 2019, using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.  The Company adopted the following practical expedient and elected the following accounting policy related to this standard update:

-	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with the Sponsor, Spruce, Apollo, and Property Owner. On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Property.  Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor, the lenders, and Property Owner in connection with the Strict Foreclosure as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. There can be no assurance that the Company will prevail with respect to any of its claims. For additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 8.

See below for additional information regarding the Company’s 111 West 57th Property equity investment in the 111 West 57th Property and events leading up to the Strict Foreclosure:

In June 2013, 111 West 57th Investment LLC (“Investment LLC”), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the “JV Agreement”) with 111 West 57th Sponsor LLC, (the “Sponsor”), pursuant to which Investment LLC invested (the “Investment”) in a real estate development property to purchase and develop the 111 West 57th Property.  In consideration for making the Investment, Investment LLC was granted a membership interest in 111 West 57th Partners LLC (“111 West 57th Partners”), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the “Joint Venture,” and such date, the “Closing Date”).  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture. The Company recorded its investment in 111 West 57th Partners utilizing the equity method of accounting. The Joint Venture plans were to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

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

In December 2016, the Sponsor proposed for approval a “proposed budget” (the “Proposed Budget”), which the Sponsor claims reflected an increase in other costs resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its Equity Put Right. Consequently, subsequent to the Sponsor’s presentation of the Proposed Budget, Investment LLC notified the Sponsor that it was exercising its Equity Put Right pursuant to the JV Agreement. The Sponsor refused to honor the exercise of Investment LLC’s Equity Put Right. The Sponsor claims, among other things, that the conditions precedent were not met because it claims that the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow the exercise of the Equity Put Right.

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

The Sponsor claimed that additional borrowings of $60 million to $100 million were needed to complete the project. Shortly thereafter, the Sponsor informed the Company that Apollo had indicated that due to budget increases, it believed the current loan was “out of balance” (meaning, according to Apollo, the projected budget exceeds the original budget approved in connection with the loan); and thus 111 West 57th Partners LLC, or its subsidiaries would need additional funding in order to bring the loan back into balance. The Company considered approving the additional financing but informed the Sponsor that it had concerns about the Proposed Budget and the implications of the Proposed Budget, as well as other questions which needed to be addressed first.

In March 2017, the Company and Mr. R. A. Bianco entered into an agreement for Mr. R. A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to Investment LLC and/or other affiliated subsidiaries of the Company to meet capital calls for the 111 West 57th Property if and when the case may be necessary on terms agreeable to/by the Company (as determined by the independent members of the Board of Directors) and Mr. R. A. Bianco at such time.  The agreement provided that additional borrowings from Mr. R. A. Bianco pursuant to this line of credit would be secured by the Company’s commercial office building in Greenwich, Connecticut. As a result of the sale of the Company’s commercial office building in Greenwich Connecticut, in January 2018, any borrowings from Mr. R. A. Bianco under this line of credit will be unsecured.

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

As further discussed herein, despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor, the lenders, and Property Owner in connection with the Strict Foreclosure, in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is pursuing and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Street Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and the Sponsor in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency on the title to the 111 West 57th Street Property.  See Part I – Item 1 – Note 8 to the Company’s condensed consolidated financial statements for additional information regarding the Property Owner Action and the notice of pendency filing.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Company matching contributions	$12	$3	$25	$28
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Six months ended June 30, 2019
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	June 30, 2019
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Company recognized an income tax expense of $1,000 and an income tax benefit of $29,000 for the three months and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, the Company recognized an income tax provision of $2,000 and $4,000, respectively. The income tax expense for the three months ended June 30, 2019, is attributable to a provision for a tax on capital imposed by the state jurisdictions. The income tax benefit for the six month period ended June 30, 2019, includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards. State income tax amounts for the three months and six months ended June 30, 2018, reflect a provision for a tax on capital imposed by the state jurisdictions.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

As noted above the Company has AMT credit carryforwards from prior tax years. In accordance with the 2017 Tax Act, AMT credit carryforwards are expected to be claimed by the Company as refundable on tax returns filed and/or to be filed in future tax years and at various percentages as noted below.

The Company’s AMT credit carryforward amount(s) projected to be claimed as refundable for each tax year are as follows:

Tax Year (a)	Declining balance of the AMT credit carryforward amount(s) available for each tax year (a)(b)	% of AMT credit carryforward amount(s) available to be claimed as refundable for each tax year	AMT credit carryforward amount(s) projected to be claimed as refundable for each tax year (a)(b)

2019	$10,741,000	50%	$5,371,000
2020	5,371,000	50%	2,685,000
2021	2,685,000	100%	2,685,000
			$10,741,000

(a)	Assumes no regular federal income tax liability in tax years presented above which would reduce any AMT credit carryforward amount(s) ultimately refunded.

(b)	See herein with regard to the filing of the Company’s 2018 federal income tax return and the March 2019 federal tax refund received.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In January 2019, the Company filed its 2018 federal income tax return seeking a refund of AMT credit carryforwards as provided for in the 2017 Tax Act. This amount was reflected as a federal tax receivable at December 31, 2018. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The remaining AMT credit carryforward amounts of $10.7 million are reflected as a deferred tax asset at June 30, 2019, based on tax returns to be filed in future years.

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

The Company was a plaintiff in a legal proceeding seeking recovery of damages from the United States Government for the loss of the Company’s wholly-owned subsidiary, Carteret Savings Bank, F.A. (the “SGW Legal Proceedings”).  A settlement agreement in the SGW Legal Proceedings between the Company, the Federal Deposit Insurance Corporation-Receiver (“FDIC-R”) and the Department of Justice (“DOJ”) on behalf of the United States of America (the “United States”), was executed (the “SGW 2012 Settlement Agreement”) which was approved by the United States Court of Federal Claims (the “Court of Federal Claims”) in October 2012.

As part of the SGW 2012 Settlement Agreement, the Company is entitled to a tax gross-up when any federal taxes are imposed on the settlement amount.  Based on the Company’s 2012 federal income tax return as filed, in March 2013, the Company paid $501,000 of federal income taxes attributable to AMT rate calculations (the “2012 AMT Amount”, i.e. $501,000) resulting from the SGW 2012 Settlement Agreement.  In May 2013, the Company filed a motion with the Court of Federal Claims seeking a tax gross-up from the United States for the 2012 AMT Amount, plus applicable tax consequences relative to the reimbursement of this amount.  Subsequently, Senior Judge Smith filed an order directing the United States to pay AmBase reimbursement for 2012 AMT Amount as provided for in the Settlement Agreement. In September 2013, the Company received reimbursement for the 2012 AMT Amount.

On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by AmBase. In summary, the court held that the Settlement Agreement is a contract and that it entitles the Company to receive both “(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component.”  But the court did not award additional damages for the second component of the damages at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company’s future income.  The Court indicated that either the Company or the government is entitled to seek further relief “if, and when, the facts justify.”

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The 2012 AMT Amount is part of the Company’s current aggregate AMT credit carryforwards available and refunded in accordance with the 2017 Tax Act.  See herein and Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information regarding taxes.

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for the 2012 AMT Amount (i.e. $501,000) that the FDIC had previously reimbursed the Company. The FDIC requested the amount be reimbursed on a pro-rata basis in accordance with the same percentages that the AMT credits are refundable to the Company in accordance with the 2017 Tax Act and as further set forth herein above. The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 AMT Amount is refundable back to the FDIC in 2019 and future years.

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

On October 25, 2018, the Federal Court issued an order granting the defendants’ motion to dismiss the Company’s RICO claims and declined to exercise supplemental jurisdiction over the Company’s state-law claims. The next month, the Company noticed an appeal, and on January 11, 2019, it served its opening brief in that appeal. The United States Court of Appeals for the Second Circuit (the “Appeals Court”) granted the Company’s motion to file its brief under seal and on the public docket in redacted form. Subsequently, in February 2019 the Defendant’s filed their response brief and in March 2019, the Company filed its reply brief. Oral argument at the Appeals Court is scheduled for August 20, 2019. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Property. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company will continue to challenge the validity of the actions that led to this purported transfer of title.

In January 2019, the Appellate Division issued a decision that resolves the Company’s appeal from the order denying a preliminary injunction and dismissing its claims. The Appellate Division’s decision indicates that the Company’s request for a declaratory judgment was not moot “because plaintiff 111 West 57th Investment LLC (‘Investment’) might be entitled to damages from defendant 111 W57 Mezz Investor LLC (‘Junior Mezz Lender’) if it is judicially determined that Investment had the right to object to the Strict Foreclosure pursuant to Uniform Commercial Code.” The Appellate Division noted that the Company should be allowed to move for leave to amend to state claims for damages and/or the imposition of a constructive trust, as the dismissal of the Company’s claims was without prejudice.

On March 19, 2019, the Company’s subsidiary, Investment LLC, moved for leave to amend the complaint in the 111 West 57th Spruce Action to state claims against 111 W57 Mezz Investor LLC (“Junior Mezz Lender”) for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The proposed amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the Property, and damages, including punitive damages. On May 1, 2019, Junior Mezz Lender stipulated to the amendment of the complaint, and on May 3, 2019, Investment LLC filed the executed stipulation and requested that the NY Court enter an order granting leave to file the proposed amended complaint. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. Pursuant to the terms of the May 1, 2019 stipulation, Junior Mezz Lender filed a motion to dismiss the amended complaint on May 31, 2019, Investment LLC filed its Opposition to the motion to dismiss on July 2, 2019 and Junior Mezz Lender filed its Reply on July 23, 2019. A hearing on the motion to dismiss is scheduled for September 24, 2019.

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

111 West 57th Investment, LLC v. 111 West 57th Property Owner LLC.  In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and 111 West 57th Sponsor LLC in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency (the “Notice of Pendency”) on the title to the 111 West 57th Property.  Pursuant to a stipulation, Defendant filed a motion to dismiss the Property Owner Action on July 31, 2019. Investment LLC’s opposition papers are due by September 6, 2019 and Defendants reply brief is due by October 7, 2019. On July 8, 2019, Property Owner filed a motion, by order to show cause, seeking to cancel the Notice of Pendency (“Motion to Cancel”). On July 10, 2019, the NY Court entered an order to show cause (the “Order Show Cause”) why the notice of pendency should not be cancelled. In accordance with the Order to Show Cause, Investment LLC filed an opposition to the Motion to Cancel on July 30, 2019, and a hearing occurred on August 6, 2019. On August 8, 2019, NY Court entered a decision and order canceling the Notice of Pendency (the “Cancellation Order”). The same day, Investment LLC immediately applied for a stay, pending appeal, (the “Stay Motion”) of the Cancellation Order from the New York Supreme Court Appellate Division, First Judicial Department (“Appellate Division”). On August 8, 2019, the Appellate Division granted an interim stay of the Cancellation Order pending determination of the Stay Motion by the full appellate bench. The Appellate Division set forth a briefing schedule for the Stay Motion with Defendant’s opposition papers due by August 20, 2019 and Plaintiff’s reply brief due by August 26, 2019. The return date of the Stay Motion is August 26, 2019. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

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

Oral argument on the Company's motion to dismiss was held on the motion on October 19, 2018, at which time the Court decided that Alessandra Bianco, Richard Bianco, Jr., Jerry Carnegie, John Ferrara and Joseph Bianco should be dismissed as defendants in the case.  The Court reserved decision as to dismissal of the balance of the case pending the Court's receipt of a transcript of the oral argument.  On December, 26, 2018, the Court issued its written decision on the balance of the motion to dismiss.  The Court dismissed a cause of action against R. A. Bianco, dismissed in part the single cause of action against Kenneth Schmidt, and dismissed a cause of action for declaratory judgment.  What remains is a single cause of action against R. A. Bianco, a single cause of action against Kenneth Schmidt (in part), and a single declaratory judgment cause of action.

The remaining defendants moved for re-argument of the December 26, 2018 decision, which motion was denied by the Court by Decision and Order entered on April 24, 2019. The remaining defendants, in addition, filed a Notice of Appeal as regards the December 26, 2018 decision on March 6, 2019, which appeal must be perfected on or before October 7, 2019.

On January 15, 2019, the Company filed its answer to the surviving causes of action, as well as asserted counterclaims against the plaintiff.  Under the current scheduling order, the parties are to appear in Court for a compliance conference on September 17, 2019. The end date for fact discovery including all depositions is November 7, 2019, all expert discovery is to be completed by February 13, 2020, and all discovery is to be completed no later than February 27, 2020, at which time the Note of Issue is to be filed.  Summary Judgment motions, if any, are to be filed by March 27, 2020. The case is now in the discovery phase. The Company intends to continue to vigorously defend against plaintiff's action and prosecute its counterclaims. The Company can give no assurances regarding the outcome of the matters described herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Litigation Funding Agreement

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, up to an aggregate amount of seven million dollars ($7,000,000) (the “Litigation Fund Amount”) to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings relating to the Company’s equity investment in the real property.

After receiving substantial AMT tax credit carryforward refunds in March 2019, in light of the Company’s improved liquidity, in April 2019 the Company’s Board of Directors (the “Board”) authorized the establishment of a Special Committee of the Board (the “Special Committee”) to evaluate and negotiate possible changes to the LFA. The Special Committee was comprised exclusively of the independent directors on the Board.

On May 20, 2019, after receiving approval from the Special Committee, the Company and Mr. R. A. Bianco entered into an amendment to the LFA (the “Amendment”) which provides for the following: (i) the repayment of $3,672,000 in funds previously provided to the Company by Mr. R. A. Bianco pursuant to the LFA (the “Advanced Amount”), (ii) the release of Mr. R. A. Bianco from all further funding obligations under the LFA, and (iii) a modification of the relative distribution between Mr. R. A. Bianco and the Company of any Litigation Proceeds received by the Company from the 111 West 57th Litigation, as described below.

The Amendment provides that, in the event that the Company receives any Litigation Proceeds from the 111 West 57th Litigation, such Litigation Proceeds shall be distributed as follows:

(i)
first, 100% to the Company in an amount equal to the lesser of (a) the amount of actual litigation expenses incurred by the Company with respect to the Company’s 111 West 57th Litigation (including the Advanced Amount); or (b) $7,500,000; and

(ii)
thereafter, any additional amounts shall be distributed (a) 75% to the Company and (b) 25% to the Mr. R. A. Bianco (a reduction of Mr. R.A. Bianco’s percentage, which under the terms of the original LFA prior to the Amendment would have been 30% to 45% based on the length of time of any recovery).

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2019, through the report issuance date. The Company has events and transactions, subsequent to June 30, 2019, and through the date these condensed consolidated financial statements were issued, as further discussed herein.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At June 30, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets.  The Company is engaged in the management of its assets and liabilities.

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

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”),  both mezzanine lenders to the joint venture (“Apollo” and “Spruce”), and the title owner of the 111 West 57th Property, 111 West 57th Property Owner LLC. In 2017, the Company recorded an impairment of its equity investment in the 111 West 57th Property, which represented a substantial portion of the Company’s assets and net equity value.

See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at June 30, 2019, aggregated $15,508,000, consisting principally of cash and cash equivalents of $4,767,000 and tax assets aggregating $10,741,000.  At June 30, 2019, the Company’s liabilities aggregated $378,000.    Total stockholders’ equity was $15,130,000.

The Company’s tax assets consist of AMT credit carryforwards which are projected to be refundable as part of the 2017 Tax Act.  In January 2019, the Company filed its 2018 federal income tax return seeking a refund of AMT credit carryforwards as provided for in the 2017 Tax Act.  This amount is reflected as a federal tax receivable at December 31, 2018.  In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed.  The remaining amount of $10.7 million is reflected as a deferred tax asset at June 30, 2019, based on tax returns to be filed in future years.  See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information.

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

The Company was a plaintiff in a legal proceeding seeking recovery of damages from the United States Government for the loss of the Company’s wholly-owned subsidiary, Carteret Savings Bank, F.A. (the “SGW Legal Proceedings”).  A settlement agreement in the SGW Legal Proceedings between the Company, the Federal Deposit Insurance Corporation-Receiver (“FDIC-R”) and the Department of Justice (“DOJ”) on behalf of the United States of America (the “United States”), was executed (the “SGW 2012 Settlement Agreement”) which was approved by the United States Court of Federal Claims (the “Court of Federal Claims”) in October 2012.

As part of the SGW 2012 Settlement Agreement, the Company is entitled to a tax gross-up when any federal taxes are imposed on the settlement amount.  Based on the Company’s 2012 federal income tax return as filed, in March 2013, the Company paid $501,000 of federal income taxes attributable to AMT rate calculations (the “2012 AMT Amount”, i.e. $501,000) resulting from the SGW 2012 Settlement Agreement.  In May 2013, the Company filed a motion with the Court of Federal Claims seeking a tax gross-up from the United States for the 2012 AMT Amount, plus applicable tax consequences relative to the reimbursement of this amount.  Subsequently, Senior Judge Smith filed an order directing the United States to pay AmBase reimbursement for 2012 AMT Amount as provided for in the Settlement Agreement. In September 2013, the Company received reimbursement for the 2012 AMT Amount.

On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by AmBase. In summary, the court held that the Settlement Agreement is a contract and that it entitles the Company to receive both “(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component.”  But the court did not award additional damages for the second component of the damages at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company’s future income.  The Court indicated that either the Company or the government is entitled to seek further relief “if, and when, the facts justify.”

The 2012 AMT Amount is part of the Company’s current aggregate AMT credit carryforwards available and refunded in accordance with the 2017 Tax Act.  See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information regarding taxes.

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for the 2012 AMT Amount (i.e. $501,000) that the FDIC had previously reimbursed the Company. The FDIC requested the amount be reimbursed on a pro-rata basis in accordance with the same percentages that the AMT credits are refundable to the Company in accordance with the 2017 Tax Act and as further set forth in Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements. The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 AMT Amount is refundable back to the FDIC in 2019 and future years.

The Company has incurred operating losses and used cash for operating activities over the past several years.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company's management expects that operating cash needs in 2019 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property. Despite ongoing litigation challenging the legitimacy of the actions taken by the Sponsor, the lenders and Property Owner in connection with the Strict Foreclosure as further discussed herein, in accordance with GAAP, the Company recorded an impairment of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company is pursuing and will continue to pursue the recovery of its asset value from various sources of recovery; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Street Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Street Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and 111 West 57th Sponsor LLC in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency on the title to the 111 West 57th Street Property.  See Part I – Item 1 – Note 8 to the Company’s condensed consolidated financial statements for additional information regarding the Property Owner Action and the notice of pendency filing.

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. Richard A. Bianco, the Company’s Chief Executive Officer, (“Mr. R. A. Bianco”). Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings (the “111 West 57th Litigation”) related to the Company’s equity investment in the real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”).

After receiving substantial AMT tax credit carryforward refunds in March 2019, in light of the Company’s improved liquidity, in April 2019 the Company’s Board of Directors (the “Board”) authorized the establishment of a Special Committee of the Board (the “Special Committee”) to evaluate and negotiate possible changes to the LFA. The Special Committee was comprised exclusively of the independent directors on the Board.

On May 20, 2019, after receiving approval from the Special Committee, the Company and Mr. R. A. Bianco entered into an amendment to the LFA (the “Amendment”) which provides for the following: (i) the repayment of $3,672,000 in funds previously provided to the Company by Mr. R. A. Bianco pursuant to the LFA (the “Advanced Amount”), (ii) the release of Mr. R. A. Bianco from all further funding obligations under the LFA, and (iii) a modification of the relative distribution between Mr. R. A. Bianco and the Company of any Litigation Proceeds received by the Company from the 111 West 57th Litigation, as described below.

The Amendment provides that, in the event that the Company receives any Litigation Proceeds from the 111 West 57th Litigation, such Litigation Proceeds shall be distributed as follows:

(i)
first, 100% to the Company in an amount equal to the lesser of (a) the amount of actual litigation expenses incurred by the Company with respect to the Company’s 111 West 57th Litigation (including the Advanced Amount); or (b) $7,500,000; and

(ii)
thereafter, any additional amounts shall be distributed (a) 75% to the Company and (b) 25% to the Mr. R.A. Bianco (a reduction of Mr. R.A. Bianco’s percentage, which under the terms of the original LFA prior to the Amendment would have been 30% to 45% based on the length of time of any recovery).

See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Part I – Item 1 – Note 4 to the Company’s condensed consolidated financial statements.

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

For the six months ended June 30, 2019, cash of $7,732,000 was provided by operations as a result of the federal tax refund received in March 2019, partially offset by the payment of operating expenses and prior year accruals.

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

Accounts payable and accrued liabilities as of June 30, 2019, decreased from December 31, 2018, principally relating to a reduction of current period accruals for legal expenses in connection with the 111 West 57th Property litigation.

There are no other material commitments for capital expenditures as of June 30, 2019.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2019 vs. the Three Months and Six Months Ended June 30, 2018

The Company recorded a net loss of $2,149,000 or $0.05 per share and $3,007,000 or $0.07 per share in the three months and six months ended June 30, 2019, respectively, compared a net loss of $1,201,000 or $0.03 per share and net income of $603,000 or $0.01 per share in the respective 2018 periods. Net income in the six month period ended June 30, 2018, is attributable to a gain on the sale of real estate owned of $3,278,000, as further discussed herein.

Compensation and benefits increased to $1,709,000 and $2,052,000 in the three months and six months ended June 30, 2019, respectively compared to $306,000 and $830,000 in the respective 2018 periods.  The increase in the 2019 three month and six month periods is due to an increase in incentive compensation in the 2019 periods versus the comparable 2018 periods.

Professional and outside services decreased to $396,000 and $872,000 in the three months and six months ended June 30, 2019, respectively, compared to $840,000 and $1,658,000 in the respective 2018 periods.  The decrease in the 2019 periods as compared to the 2018 periods is principally the result of a lower level of legal and professional fees incurred in 2019 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th property. See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including terms of the Litigation Funding Agreement, and the May 2019 amendment thereto.

Property operating and maintenance expenses were $1,000 and $9,000 for the three months and six months ended June 30, 2019, respectively, compared to $14,000 and $46,000 in the respective 2018 periods.  The decrease in the 2019 periods versus 2018 periods is primarily due to a decrease in costs resulting from the sale of the Company’s building in January 2018.

Insurance expenses increased to $43,000 and $89,000 in the three months and six months ended June 30, 2019, respectively, compared to $19,000 and $81,000 in the respective 2018 periods.  The increase is generally due to an increase in insurance premium costs.

Other operating expenses were $18,000 and $33,000 in the three and six months ended June 30, 2019, respectively, compared with $23,000 and $50,000 in the respective 2018 periods.  The decrease in the 2019 periods compared to the June 30, 2018 three and six month periods is due to a general lower level of related expenses due to the sale of the building and decreased Delaware franchise tax expenses in the 2019 periods.

Interest income in the three months and six months ended June 30, 2019, increased to $19,000 and $19,000, respectively from $3,000 and $4,000 in the respective 2018 periods.  The increased interest income is due to a higher average level of cash and cash equivalents and investments on hand in the 2019 periods compared with the 2018 periods due to the tax refund received by the Company in  March 2019.

Interest expense of $10,000 for the six months ended June 30, 2018, represents accrued interest expense on the loan payable to Mr. R. A. Bianco.  See Part I – Item 1 - Note 10 to the Company’s condensed consolidated financial statements for additional information.

On January 26, 2018, the Company sold its commercial office building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party. The sale price was $5,200,000, less normal real estate closing adjustments.  A gain from the sale, of $3,278,000 is reflected in the Company’s condensed consolidated financial statements for the six period ending June 30, 2018.  The Company used the sale proceeds to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000, to Mr. R. A. Banco. The remaining proceeds will be used for working capital.  See Part I – Item 1– Note 3 to the Company’s condensed consolidated financial statements, for additional information.

The Company recognized an income tax expense of $1,000 and an income tax benefit of $29,000 for the three months and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018, the Company recognized an income tax provision of $2,000 and $4,000, respectively. The income tax expense for the three months ended June 30, 2019, is attributable to a provision for a tax on capital imposed by the state jurisdictions. The income tax benefit for the six month period ended June 30, 2019, includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards. State income tax amounts for the three months and six months ended June 30, 2018, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2019.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
10.1
Amendment dated May 20, 2019, to the September 2017 Litigation Funding Agreement between Mr. Richard A. Bianco and the Company incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2019.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 12, 2019