Form 10-Q
period 2019-09-30
AMBASE CORP
filed 2019-11-12
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

None.

At October 31, 2019, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Compensation and benefits	$328	$287	$2,380	$1,117
Professional and outside services	612	506	1,484	2,164
Property operating and maintenance	5	8	14	54
Insurance	49	50	138	131
Other operating	41	27	74	77
Total operating expenses	1,035	878	4,090	3,543
Operating income (loss)	(1,035)	(878)	(4,090)	(3,543)

Interest income	10	1	29	5
Interest expense	-	-		(10)
Gain on sale of real estate owned	-	-	-	3,278
Income (loss) before income taxes	(1,025)	(877)	(4,061)	(270)

Income tax expense (benefit)	-	2	(29)	6
Net income (loss)	$(1,025)	$(879)	$(4,032)	$(276)

Net income (loss) per common share - basic	$(0.03)	$(0.02)	$(0.10)	$(0.01)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)
Assets:	September 30, 2019	December 31, 2018
Cash and cash equivalents	$3,949	$237

Federal income tax receivable	-	10,742
Deferred tax asset	10,741	10,741
Other assets	48	33
Total assets	$14,738	$21,753

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$633	$414
Other liabilities	-	-

Total liabilities	633	414

Litigation funding agreement (Note 9)	-	3,202
Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2019 and 85,000 authorized in 2018, 46,410 issued and 40,738 outstanding in 2019 and 46,410 issued and 40,738 outstanding in 2018)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(529,495)	(525,463)
Treasury stock, at cost – 2019 - 5,672 shares; and 2018 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	14,105	18,137

Total liabilities and stockholders’ equity	$14,738	$21,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
January 1, 2019	$464	$548,304	$(525,463)	$(5,168)	$18,137
Net income (loss)	-	-	(858)	-	(858)
March 31, 2019	464	548,304	(526,321)	(5,168)	17,279
Net income (loss)	-	-	(2,149)	-	(2,149)
June 30, 2019	464	548,304	(528,470)	(5,168)	15,130
Net income (loss)	-	-	(1,025)	-	(1,025)
September 30, 2019	$464	$548,304	$(529,495)	$(5,168)	$14,105

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total
January 1, 2018	$464	$548,304	$(525,798)	$(5,168)	$17,802
Net income (loss)	-	-	1,804	-	1,804
March 31, 2018	464	548,304	(523,994)	(5,168)	19,606
Net income (loss)	-	-	(1,201)	-	(1,201)
June 30, 2018	464	548,304	(525,195)	(5,168)	18,405
Net income (loss)	-	-	(879)	-	(879)
September 30, 2018	$464	$548,304	$(526,074)	$(5,168)	$17,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income (loss)	$(4,032)	$(276)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Gain on sale of real estate owned	-	(3,278)
Other income	-	-
Changes in operating assets and liabilities:
Federal income tax receivable	10,742	-
Other assets	(15)	35
Accounts payable and accrued liabilities	219	(1)
Other liabilities	-	-
Net cash provided (used) by operating activities	6,914	(3,520)

Cash flows from investing activities:
Proceeds from sale of real estate owned, net	-	4,910
Net cash provided (used) by investing activities	-	4,910

Cash flows from financing activities:
Payoff of loan payable – related party	-	(2,546)
Proceeds from loan payable – related party	-	250
Repayment of litigation funding agreement	(3,672)	-
Proceeds from litigation funding agreement	470	1,448
Net cash provided (used) by financing activities	(3,202)	(848)

Net change in cash and cash equivalents	3,712	542
Cash and cash equivalents at beginning of period	237	70

Cash and cash equivalents at end of period	$3,949	$612
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$10,742	$5

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

At September 30, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. In March 2019, the Company received a federal tax refund of alternative minimum tax (“AMT”) credit carryforwards based on the Company’s 2018 federal income tax return as filed. The Company’s remaining AMT credit carryforward amounts are reflected as a deferred tax asset at September 30, 2019, based on tax returns to be filed in future years. For additional information see Note 7.

In April 2019, the Company paid compensation bonuses to its employees of $1,356,000.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”), both mezzanine lenders to the joint venture (“Apollo” and “Spruce”), and the title owner of the 111 West 57th Property, 111 West 57th Property Owner LLC (“Property Owner”). Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and as further discussed in Note 4), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. For additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Spruce Strict Foreclosure, see Note 4 and Note 8.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard if it will prevail with respect to any of its claims.

The Company has incurred operating losses and used cash for operating activities over the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that, based on its current level of operating expenses its existing cash and cash equivalents, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company's management expects that operating cash needs in 2019 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to continuing to control and/or reduce operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with the Sponsor, Apollo, Spruce, and Property Owner. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure” (as defined below and as further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017.

For additional information regarding the Company’s 111 West 57th Property equity investment, events leading up to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see herein below and Note 8.

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

In accordance with the JV Agreement, Shortfall Capital Contributions may be treated either as a member loan or as a dilutive capital contribution by the funding party valued at one and one-half times the amount actually contributed.  The Sponsor deemed the Shortfall Capital Contributions as dilutive capital contributions to the Company.  The Company disagrees with the Sponsor’s investment percentage calculations. The Sponsor has taken the position that the Capital Contribution Requests, if taken together, would have caused the Company’s combined ownership percentage to be diluted below the Company’s initial membership interest percentage The parties have a dispute with regard to the calculation of the revised investment percentages resulting from the Capital Contribution Requests, along with the treatment and allocation of these Shortfall Capital Contribution amounts.

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

In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC.  For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8.

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

The Sponsor claimed that additional borrowings were needed to complete the project. Shortly thereafter, the Sponsor informed the Company that Apollo had indicated that due to budget increases, it believed the current loan was “out of balance” (meaning, according to Apollo, the projected budget exceeds the original budget approved in connection with the loan); and thus 111 West 57th Partners LLC, or its subsidiaries would need additional funding in order to bring the loan back into balance. The Company considered approving the additional financing but informed the Sponsor that it had concerns about the Proposed Budget and the implications of the Proposed Budget, as well as other questions which needed to be addressed first.

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

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. For additional information with regard to the Spruce Action, see Note 8.

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property (the “Strict Foreclosure”). Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the Strict Foreclosure, in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Street Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and the Sponsor in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency on the title to the 111 West 57th Street Property. For additional information regarding the Property Owner Action and the notice of pendency filing see Note 8.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is pursuing and will continue to pursue, other options to realize the Company’s investment value, various legal courses of action to protect its legal rights, recovery of its asset value from various sources of recovery, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Company matching contributions	$1	$-	$26	$28
Employer match %	33%	33%	33%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Nine months ended September 30, 2019
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	September 30, 2019
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recognized an income tax benefit of $29,000 for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company recognized an income tax provision of $2,000 and $6,000, respectively. The income tax benefit for the nine month period ended September 30, 2019, includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards and a provision for tax on capital imposed by the state jurisdictions. State income tax amounts for the three months and nine months ended September 30, 2018, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In January 2019, the Company filed its 2018 federal income tax return seeking a refund of AMT credit carryforwards as provided for in the 2017 Tax Act. This amount was reflected as a federal tax receivable at December 31, 2018. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The remaining AMT credit carryforward amounts of $10.7 million are reflected as a deferred tax asset at September 30, 2019, based on tax returns to be filed in future years.

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

As part of the SGW 2012 Settlement Agreement, the Company is entitled to a tax gross-up when any federal taxes are imposed on the settlement amount.  Based on the Company’s 2012 federal income tax return as filed, in March 2013, the Company paid $501,000 of federal income taxes attributable to AMT rate calculations (the “2012 Tax Amount”, i.e. $501,000) resulting from the SGW 2012 Settlement Agreement.  In May 2013, the Company filed a motion with the Court of Federal Claims seeking a tax gross-up from the United States for the 2012 Tax Amount, plus applicable tax consequences relative to the reimbursement of this amount.  Subsequently, Senior Judge Smith filed an order directing the United States to pay AmBase reimbursement for 2012 Tax Amount as provided for in the Settlement Agreement. In September 2013, the Company received reimbursement for the 2012 Tax Amount.

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

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for the 2012 Tax Amount that the FDIC had previously reimbursed the Company. The FDIC requested the amount be reimbursed on a pro-rata basis in accordance with the same percentages that the AMT credits are refundable to the Company in accordance with the 2017 Tax Act and as further set forth herein above. The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in 2019 and/or future years.

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern, and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it was docketed as case number 18-cv-5482-AT.

On October 25, 2018, the Federal Court issued an order granting the defendants’ motion to dismiss the Company’s RICO claims and declined to exercise supplemental jurisdiction over the Company’s state-law claims. The next month, the Company noticed an appeal. On August 30, 2019, the Appeals Court affirmed the Federal Court’s dismissal of the federal RICO claims, vacated the Federal Court’s dismissal of the state-law claims, and remanded with instructions for the Federal Court to remand those claims to the NY Court. On September 25, 2019, the Federal Court remanded the case to the NY Court, where it was assigned to the Honorable O. Peter Sherwood. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

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

On March 19, 2019, the Company’s subsidiary, Investment LLC, moved for leave to amend the complaint in the 111 West 57th Spruce Action to state claims against 111 W57 Mezz Investor LLC (“Junior Mezz Lender”) for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The proposed amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the Property, and damages, including punitive damages. On May 1, 2019, Junior Mezz Lender stipulated to the amendment of the complaint, and on May 3, 2019, Investment LLC filed the executed stipulation and requested that the NY Court enter an order granting leave to file the proposed amended complaint. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. Pursuant to the terms of the May 1, 2019 stipulation, Junior Mezz Lender filed a motion to dismiss the amended complaint on May 31, 2019, Investment LLC filed its Opposition to the motion to dismiss on July 2, 2019 and Junior Mezz Lender filed its Reply on July 23, 2019. The Court heard oral argument on the motion to dismiss on September 24, 2019. The Company is awaiting a decision on the motion to dismiss from the Court.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Defendants filed their motion to dismiss on August 17, 2018, and the Company filed its opposition brief on September 17, 2018, and the Defendants filed their reply brief on October 5, 2018. The Court heard oral argument on the motion to dismiss on March 12, 2019. On October 22, 2019, the NY Court entered an order dismissing the complaint in its entirety. The Company is currently analyzing its options. For additional information with regard to the Company’s investment in the 111 West 57th Property and the JV Agreement, see Note 4.

111 West 57th Investment, LLC v. 111 West 57th Property Owner LLC.  In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and 111 West 57th Sponsor LLC in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency (the “Notice of Pendency”) on the title to the 111 West 57th Property.  Pursuant to a stipulation, Defendant filed a motion to dismiss the Property Owner Action on July 31, 2019. Investment LLC filed its opposition to the motion on September 6, 2019, and Defendant filed its reply on October 7, 2019. Oral argument is scheduled for December 17, 2019. In addition, on July 8, 2019, Property Owner filed a motion, by order to show cause, to cancel the Notice of Pendency (“Motion to Cancel”). On July 10, 2019, the NY Court entered an order to show cause (the “Order Show Cause”) why the notice of pendency should not be cancelled. In accordance with the Order to Show Cause, Investment LLC filed an opposition to the Motion to Cancel on July 30, 2019, and a hearing occurred on August 6, 2019. On August 8, 2019, NY Court entered a decision and order canceling the Notice of Pendency (the “Cancellation Order”). The same day, Investment LLC immediately applied for a stay, pending appeal, (the “Stay Motion”) of the Cancellation Order from the New York Supreme Court Appellate Division, First Judicial Department (“Appellate Division”). On August 8, 2019, the Appellate Division granted an interim stay of the Cancellation Order pending determination of the Stay Motion by the full appellate bench. On October 10, 2019, a panel of the Appellate Division vacated the interim stay and granted the Stay Motion “to the extent of staying, pending the hearing and determination of the appeal, the sale or transfer of the subject property, other than the sale of individual condominium units in the ordinary course of business, on the condition that plaintiff-appellate perfect the appeal for the February 2020 Term.” For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is pursuing and will continue to pursue, other options to realize the Company’s investment value, various legal courses of action to protect its legal rights, recovery of its asset value from various sources of recovery, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

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

The remaining defendants moved for re-argument of the December 26, 2018 decision, which motion was denied by the Court by Decision and Order entered on April 24, 2019. The remaining defendants, in addition, filed a Notice of Appeal as regards the December 26, 2018 decision on March 6, 2019. Defendants are currently seeking an extension of their time to perfect the appeal to February 6, 2020.

On January 15, 2019, the Company filed its answer to the surviving causes of action, as well as asserted counterclaims against the plaintiff. The case is now in the discovery phase, however, a stay of discovery is currently in place through November 19, 2019, the date of the next court status conference. The Company intends to continue to vigorously defend against plaintiff's action and prosecute its counterclaims. The Company can give no assurances regarding the outcome of the matters described herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 9 – Litigation Funding Agreement

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, up to an aggregate amount of seven million dollars ($7,000,000) (the “Litigation Fund Amount”) to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings relating to the Company’s equity investment in the 111 West 57th Property.

After receiving substantial AMT credit carryforward refunds in March 2019, in light of the Company’s improved liquidity, in April 2019 the Company’s Board of Directors (the “Board”) authorized the establishment of a Special Committee of the Board (the “Special Committee”) to evaluate and negotiate possible changes to the LFA. The Special Committee was comprised exclusively of the independent directors on the Board.

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

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2019, through the report issuance date. The Company has events and transactions, subsequent to September 30, 2019, and through the date these condensed consolidated financial statements were issued, as further discussed herein.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At September 30, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets.  The Company is engaged in the management of its assets and liabilities.

In March 2019, the Company received a federal tax refund of alternative minimum tax (“AMT”) credit carryforwards based on the Company’s 2018 federal income tax return as filed. The Company’s remaining AMT credit carryforward amounts are reflected as a deferred tax asset at September 30, 2019, based on tax returns to be filed in future years. See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information.

In January 2018, the Company sold its commercial office building in Greenwich, Connecticut. See Part I – Item 1 – Note 3 to the Company’s condensed consolidated financial statements for additional information.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”),  both mezzanine lenders to the joint venture (“Apollo” and “Spruce”), and the title owner of the 111 West 57th Property, 111 West 57th Property Owner LLC. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure” (as defined and further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at September 30, 2019, aggregated $14,738,000, consisting principally of cash and cash equivalents of $3,949,000 and tax assets aggregating $10,741,000.  At September 30, 2019, the Company’s liabilities aggregated $633,000. Total stockholders’ equity was $14,105,000.

The Company’s tax assets consist of AMT credit carryforwards which are projected to be refundable as part of the 2017 Tax Act.  In January 2019, the Company filed its 2018 federal income tax return seeking a refund of AMT credit carryforwards as provided for in the 2017 Tax Act.  This amount is reflected as a federal tax receivable at December 31, 2018.  In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed.  The remaining amount of $10.7 million is reflected as a deferred tax asset at September 30, 2019, based on tax returns to be filed in future years.  See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information.

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

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for 2012 federal taxes of $501,000 that the FDIC had previously reimbursed the Company, pursuant to a 2012 settlement agreement which was approved by the United States Court of Federal in October 2012. The FDIC requested the amount be reimbursed on a pro-rata basis in accordance with the same percentages that the AMT credits are refundable to the Company in accordance with the 2017 Tax Act and as further set forth in Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements. The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in 2019 and/or future years. See Part I – Item 1 – Note 7 to the Company’s condensed consolidated financial statements for additional information.

The Company has incurred operating losses and used cash for operating activities over the past several years.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date.  The Company's management expects that operating cash needs in 2019 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to continuing to control and/or reduce operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property (“the Strict Foreclosure”). Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the Strict Foreclosure as further discussed herein, in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. See Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements for additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure.

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

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings ~~(the “111 West 57th Litigation”~~) related to the Company’s equity investment in the 111 West 57th Street Property. In May 2019, the Company and Mr. R. A. Bianco entered into an amendment to the LFA (the “Amendment). See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is pursuing and will continue to pursue, other options to realize the Company’s investment value, various legal courses of action to protect its legal rights, recovery of its asset value from various sources of recovery, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property; however, there can be no assurance that the Company will prevail with respect to any of its claims.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 4 and Note 8 to the Company’s condensed consolidated financial statements.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time, and require substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

For the nine months ended September 30, 2019, cash of $6,914,000 was provided by operations as a result of the federal tax refund received in March 2019, partially offset by the payment of operating expenses and prior year accruals.

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

Accounts payable and accrued liabilities as of September 30, 2019, increased from December 31, 2018, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigation.

There are no other material commitments for capital expenditures as of September 30, 2019.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2019 vs. the Three Months and Nine Months Ended September 30, 2018

The Company recorded a net loss of $1,025,000 or $0.03 per share and $4,032,000 or $0.10 per share in the three months and nine months ended September 30, 2019, respectively, compared a net loss of $879,000 or $0.02 per share and a net loss of $276,000 or $0.01 per share in the respective 2018 periods. The net loss in the nine month period ended September 30, 2018, includes a gain on the sale of real estate owned of $3,278,000, as further discussed herein.

Compensation and benefits increased to $328,000 and $2,380,000 in the three months and nine months ended September 30, 2019, respectively compared to $287,000 and $1,117,000 in the respective 2018 periods.  The increase in the 2019 three month and nine month periods is due to an increase in compensation and incentive compensation in the 2019 periods versus the comparable 2018 periods.

Professional and outside services were $612,000 and $1,484,000 in the three months and nine months ended September 30, 2019, respectively, compared to $506,000 and $2,164,000 in the respective 2018 periods.  The decrease in the 2019 nine-month period as compared to the 2018 nine month period is principally the result of a lower level of legal and professional fees incurred in 2019 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th property. See Part I – Item 1 – Note 9 to the Company’s condensed consolidated financial statements for additional information including terms of the Litigation Funding Agreement, and the May 2019 amendment thereto.

Property operating and maintenance expenses were $5,000 and $14,000 for the three months and nine months ended September 30, 2019, respectively, compared to $8,000 and $54,000 in the respective 2018 periods.  The decrease in the 2019 periods versus 2018 periods is primarily due to a decrease in costs resulting from the sale of the Company’s building in January 2018.

Insurance expenses were $49,000 and $138,000 in the three months and nine months ended September 30, 2019, respectively, compared to $50,000 and $131,000 in the respective 2018 periods.

Other operating expenses were $41,000 and $74,000 in the three and nine months ended September 30, 2019, respectively, compared with $27,000 and $77,000 in the respective 2018 periods.  The increase in the 2019 three-month period compared to the September 30, 2018 three-month period is due to miscellaneous other expenses incurred in the 2019 third quarter period.

Interest income in the three months and nine months ended September 30, 2019, increased to $10,000 and $29,000, respectively from $1,000 and $5,000 in the respective 2018 periods.  The increased interest income is due to a higher average level of cash and cash equivalents and investments on hand in the 2019 periods compared with the 2018 periods due to the tax refund received by the Company in  March 2019.

Interest expense of $10,000 for the nine months ended September 30, 2018, represents accrued interest expense on the loan payable to Mr. R. A. Bianco.  See Part I – Item 1 - Note 10 to the Company’s condensed consolidated financial statements for additional information.

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

The Company recognized an income tax benefit of $29,000 for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, the Company recognized an income tax provision of $2,000 and $6,000, respectively. The income tax benefit for the nine month period ended September 30, 2019, includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards and a provision for a tax on capital imposed by the state jurisdictions. State income tax amounts for the three months and nine months ended September 30, 2018, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2019.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings, see Part I - Item 1 - Note 8 – to the Company’s condensed consolidated financial statements.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable
b. Not applicable
c. None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2019 period. See Part I - Item 1 - Note 6 to the Company’s condensed consolidated financial statements for further information.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 12, 2019