Form 10-K
period 2019-12-31
AMBASE CORP
filed 2020-03-25
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-07265

AMBASE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-2962743
(State of incorporation)	(I.R.S. Employer Identification No.)

7857 West Sample Road, Suite 134, Coral Springs, FL. 33065
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
Yes  ☐   No   ☒.

At February 28, 2020, there were 40,737,751 shares of registrant’s Common Stock outstanding.  At June 28, 2019, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by nonaffiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.33 per share was approximately $8 million.  The Common Stock constitutes the registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, Page 41.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2019

PART I

ITEM 1.	BUSINESS

General

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets.  The Company is engaged in the management of its assets and liabilities.

In January 2020, the Company filed its 2019 federal income tax return seeking a refund of $5.4 million of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), which was received by the Company in March 2020. This amount was reflected as a federal tax receivable at December 31, 2019.  The remaining AMT credit carryforward amounts are reflected as a deferred tax asset at December 31, 2019, based on tax returns to be filed in future years. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed.  For additional information see Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

In January 2018, the Company sold its commercial office building in Greenwich, Connecticut. For additional information see Part II – Item 8 – Note 3 to the Company’s consolidated financial statements.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture, both mezzanine lenders to the joint venture, and the title owner of the 111 West 57th Property, 111 West 57th Property Owner LLC (“Property Owner”). Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements.

The executive office of the Company is located at 7857 West Sample Road, Suite 134, Coral Springs, Florida 33065.  The Company had four (4) full-time and two (2) part-time employees at December 31, 2019.

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

Stockholder Inquiries

Stockholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; (vi) proxy materials; and (vii) information regarding stockholdings, should be directed to:

American Stock Transfer & Trust Company, LLC
6201 15th Avenue
Brooklyn, NY  11219
Attention:  Shareholder Services
(800) 937-5449 or (718) 921-8200 Ext. 6820

The Company does not maintain a website, copies of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements can be obtained from the Company free of charge by mailing a request to the Company as follows:

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

Liquidity

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the federal tax refund received in March 2020, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2020 will be met principally by the Company's current financial resources, which include the federal tax refund received in March 2020. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

The Company has incurred operating losses over the last several years.  The Company made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. We expect our operating expenses in 2020 will remain relatively close to our most recent levels, although there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable, or if the Company’s current financial resources will be adequate to fund operations over the next several years.  Nonetheless the Company will seek to manage its current level of cash and cash equivalents through various sources, including but not limited to reducing operating expenses and/or long term borrowings.

Illiquidity of real estate limits our ability to act quickly.

Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. These limitations on our ability to sell properties or investments could have a material adverse effect on our financial condition and results of operations.

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

The Company may experience economic harm if any damage to the Company’s property or properties is not covered by insurance. The Company cannot be certain that the Company will be able to insure all risks that the Company desires to insure economically or that all of the Company’s insurers will be financially viable if the Company makes a claim. The Company may suffer losses that are not covered under the Company’s insurance policies. If an uninsured loss or a loss in excess of insured limits should occur, the Company could lose capital invested in a property or properties, as well as any potential future revenue from the property or properties.

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

-
creating a new limitation on the deduction of net interest expense for all businesses other than certain real estate businesses that make an election to not be subject to such limitation. This provision could have the effect that the Company or any of its subsidiaries, are unable to deduct a portion of our annual interest expense to the extent that we or any such subsidiary chooses not to make or is otherwise ineligible to make, such election. To the extent any of our entities do elect out of this interest limitation provision, such entity would be required to extend the depreciable lives of its properties owned, resulting in a reduced annual depreciation deduction;

-	expanding the ability of businesses to deduct the cost of certain purchases of property in the year in which such property is purchased; and

-	eliminating the corporate alternative minimum tax.

In addition to the foregoing, the 2017 Tax Act may impact tenants, the real estate market, and the overall economy, which may have an effect on us.  It is not possible to state with certainty at this time the effect of the 2017 Tax Act on us and on an investment in our shares.

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

Our amended and restated shareholder rights plan may delay or prevent an acquisition of us that shareholders may consider favorable or may prevent efforts by our shareholders to change our directors or our management, which could decrease the value of your common shares.

On March 27, 2019, the Company’s Board of Directors adopted the New Rights Plan which is designed to provide adequate time for our Board of Directors and shareholders to assess an unsolicited takeover bid for our company, to provide our Board of Directors with sufficient time to explore and develop alternatives for maximizing shareholder value if a takeover bid is made, and to provide shareholders with an equal opportunity to participate in a takeover bid and receive full and fair value for their common shares. The New Rights Plan is set to expire on March 27, 2029. The rights will become exercisable only when a person, including any party related to it, acquires or attempts to acquire 25% or more of our outstanding common stock. Should such an acquisition occur or be announced, each right would, upon exercise, entitle a rights holder, other than the acquiring person and related persons, to purchase common shares at a 50% discount to the market price at the time. The New Rights Plan may inhibit a change in control of the Company by a third party in a transaction not approved by the Company’s Board of Directors. If a change in control is inhibited or delayed in this manner, it may adversely affect the market price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company rents approximately 150 square feet of office space for its executive office at 7857 West Sample Road, Suite 134, Coral Springs, FL 33065 on a short term basis. The Company also rents on a short term basis approximately 200 square feet of office space in Emerson, NJ.

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

As of February 28, 2020, there were approximately 7,200 beneficial owners of the Company’s Common Stock.

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2019 or 2018. For additional information see Part II - Item 8 - Note 6 to the Company’s consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At December 31, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. The Company is engaged in the management of its assets and liabilities.

In January 2020, the Company filed its 2019 federal income tax return seeking a refund of $5.4 million of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), which was received by the Company in March 2020. This amount was reflected as a federal tax receivable at December 31, 2019.  The remaining AMT credit carryforward amounts are reflected as a deferred tax asset at December 31, 2019, based on tax returns to be filed in future years. For additional information see herein and Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

In January 2018, the Company sold its commercial office building in Greenwich, Connecticut. For additional information see Part II – Item 8 – Note 3 to the Company’s consolidated financial statements.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture, both mezzanine lenders to the joint venture, and the title owner of the 111 West 57th Property, 111 West 57th Property Owner LLC (“Property Owner”). Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at December 31, 2019, aggregated $13,625,000, consisting principally of cash and cash equivalents of $2,851,000 and tax assets aggregating $10,741,000.  At December 31, 2019, the Company’s liabilities aggregated $414,000.  Total stockholders’ equity was $13,211,000.

The Company’s tax assets consist of AMT credit carryforwards which are projected to be refundable as part of the 2017 Tax Act. In January 2020, the Company filed its 2019 federal income tax return seeking a refund of $5.4 million of AMT credit carryforwards as provided for in the 2017 Tax Act, which was received by the Company in March 2020. This amount was reflected as a federal tax receivable at December 31, 2019. The remaining AMT credit carryforward amounts of $5.4 million, are reflected as a deferred tax asset at December 31, 2019, based on tax returns to be filed in future years. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. For additional information see herein and Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT credit carryforward refunds. The Internal Revenue Service (“IRS”) typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded and/or claimed as refundable and/or AMT credit carryforward amounts ultimately received. The AMT credit carryforward amounts from prior tax years and related refund(s) received and/or to be received could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed. For additional information see Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for 2012 federal taxes of $501,000 that the FDIC had previously reimbursed the Company, pursuant to a 2012 settlement agreement which was approved by the United States Court of Federal in October 2012. The FDIC requested the amount be reimbursed on a pro-rata basis in accordance with the same percentages that the AMT credits are refundable to the Company in accordance with the 2017 Tax Act. The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in current and/or future years. For additional information see Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the federal tax refund received in March 2020, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2020 will be met principally by the Company's current financial resources, which include the federal tax refund received in March 2020. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

In May 2016, the Company and Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R. A. Bianco”) entered into an agreement for Mr. R. A. Bianco to provide to the Company a secured working capital line of credit (the “WC Agreement”). Pursuant to this agreement, Mr. Bianco made several loans to the Company for use as working capital. On January 26, 2018, in connection with the sale by the Company of its commercial office building in Greenwich, Connecticut, the Company repaid the full amount of the working capital loan, plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the WC Agreement was terminated. For additional information see Part II – Item 8 – Note 3 to the Company’s consolidated financial statements.

In April 2016, the Company filed an action in New York State Supreme Court for New York County (the “NY Court”) against the Sponsor, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. For additional information concerning the Company’s legal proceedings relating to the 111 West 57th Property see Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements.

In July 2017, the Company initiated a litigation in the NY Court, Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC (the “Sponsor”), Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. The junior mezzanine lender (“Spruce”) had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”), and the Company sought by instituting the litigation to prevent the Strict Foreclosure.

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

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements.

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. For additional information regarding the Apollo Action see Part II – Item 8 – Note 9 to the Company’s consolidated financial statements.

In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Street Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Street Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and 111 West 57th Sponsor LLC in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency on the title to the 111 West 57th Street Property. For additional information regarding the Property Owner Action and the notice of pendency filing see Part II – Item 8 – Note 9 to the Company’s consolidated financial statements.

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings related to the Company’s equity investment in the 111 West 57th Street Property.

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

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is pursuing, and will continue to pursue, other options to realize the Company’s investment value, various legal courses of action to protect its legal rights, recovery of its asset value from various sources of recovery, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property; however, there can be no assurance that the Company will prevail with respect to any of its claims.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto see Part II – Item 8 – Note 4 and Note 9 to the Company’s consolidated financial statements.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

For the year ended December 31, 2019, cash of $5,816,000 was provided by operations as a result of the federal tax refund received in March 2019, partially offset the payment of operating expenses and prior year accruals.

For the year ended December 31, 2018, cash of $4,295,000 was used by operations for the payment of operating expenses and prior year accruals.  The cash needs of the Company in 2018 were satisfied by net proceeds received by the Company in connection with the sale of its commercial office building in Greenwich, CT and proceeds from Mr. R. A. Bianco pursuant to the Litigation Funding Agreement as noted herein.

For the year ended December 31, 2018, cash of $4,910,000 was provided by investing activities due to proceeds received from the sale of the Company’s commercial office building in Greenwich, CT.

Accounts payable and accrued liabilities as of December 31, 2019, were at the same levels as compared to December 31, 2018. The amounts are principally related to accruals for year-end 2019 incentive compensation payments and legal expenses in connection with the 111 West 57th Property legal proceedings, which were paid in the subsequent year.

There are no material commitments for capital expenditures as of December 31, 2019.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded a net loss of $4,926,000 or $0.12 per share for the year ended December 31, 2019.  For the year ended December 31, 2018, the Company recorded net income of $335,000 or $0.01 per share.  Included in the net income for the year ended December 31, 2018, is a net gain on the sale of real estate owned of $3,278,000 and a net income tax benefit of $1,386,000. For additional information see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

Compensation and benefits increased to $2,843,000 in 2019 from $1,391,000 in 2018.  The increased amount in 2019 as compared to 2018 is due to an increase in incentive compensation payments and certain benefit expenses in 2019 versus 2018.

Professional and outside services expenses decreased to $1,851,000 in 2019 from $2,598,000 in 2018.  The decrease in 2019 as compared to 2018 is principally the result of a lower level of legal and professional fees incurred in 2019 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.

Property operating and maintenance expenses decreased to $16,000 in 2019 from $60,000 in 2018.  The decrease is primarily due to decreased property operating and maintenance expenses in 2019 versus 2018 as a result of the sale of the Company’s commercial office building in Greenwich, Connecticut in January 2018.

Insurance expenses increased to $182,000 in 2019, compared with $174,000 in 2018.  The increase is primarily due to a change in insurance coverage levels and insurance premium costs.

Other operating expenses decreased slightly to $99,000 in 2019 compared with $101,000 in 2018 due to decreased Delaware franchise taxes and a general lower level of expenses in 2019 versus 2018.

Interest income in 2019, increased to $36,000 from $5,000 in the 2018 period.  The increased interest income is due to a higher average level of cash and cash equivalents on hand in 2019 period compared to 2018 due to the Company’s tax refund received in March 2019.

Interest expense of $10,000 for the year ended December 31, 2018, represents interest expense on the working capital loan payable to Mr. R. A. Bianco.  The Company used a portion of the proceeds from the sale of its property in Greenwich, Connecticut to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000, to Mr. R. A. Bianco in January 2018. For additional information see Part II – Item 8 – Note 3 to the Company’s consolidated financial statements.

In January 2018, the Company sold its commercial office building in Greenwich, Connecticut, to Maria USA, Inc. an unaffiliated third party.  The sale price was $5,200,000, less normal real estate closing adjustments.  A gain from the sale of $3,278,000 is reflected in the Company’s consolidated financial statements for year ended December 31, 2018. For additional information see Part II – Item 8 – Note 3 to the Company’s consolidated financial statements.

For the year ended December 31, 2019, the Company recorded an income tax benefit of $29,000.  This amount includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards partially offset by a $1,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

For the year ended December 31, 2018, the Company recorded an income tax benefit of $1,386,000. This amount reflects an income tax benefit of $1,391,000 attributable to a release of a valuation allowance in relation to additional AMT credit carryforwards available for refund (under the 2017 Tax Act), due to the elimination of reductions for the effect of sequestration amounts. This amount is partially offset by a $5,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

In January 2020, the Company filed its 2019 federal income tax return seeking a refund of $5.4 million of AMT credit carryforwards as provided for in the 2017 Tax Act which was received by the Company in March 2020. This amount was reflected as a federal tax receivable at December 31, 2019. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. For additional information see herein and Part II – Item 8 – Note 8 to the Company’s consolidated financial statements.

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

Deferred Tax Assets:  As of December 31, 2019 and 2018, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods and AMT credit carryforwards. As of December 31, 2017 a valuation allowance was released in relation to the AMT credit carryforwards which are projected to be refundable as part of the 2017 Tax Act.  A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 8 to the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
AmBase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New Haven, Connecticut
March 25, 2020

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Operating expenses:
Compensation and benefits	$2,843	$1,391
Professional and outside services	1,851	2,598
Property operating and maintenance	16	60
Insurance	182	174
Other operating	99	101
Total operating expenses	4,991	4,324
Operating income (loss)	(4,991)	(4,324)

Interest income	36	5
Interest expense	-	(10)
Gain on sale of real estate owned	-	3,278
Income (loss) before income taxes	(4,955)	(1,051)

Income tax expense (benefit)	(29)	(1,386)
Net income (loss)	$(4,926)	$335

Net income (loss) per common share - basic	$(0.12)	$0.01

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2019	December 31, 2018
Cash and cash equivalents	$2,851	$237

Federal income tax receivable	5,371	10,742
Deferred tax asset	5,370	10,741
Other assets	33	33
Total assets	$13,625	$21,753

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$414	$414
Other liabilities	-	-

Total liabilities	414	414

Litigation funding agreement (Note 10)	-	3,202
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2019 and 85,000 authorized in 2018, 46,410 issued and 40,738 outstanding in 2019 and 46,410 issued and 40,738 outstanding in 2018)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(530,389)	(525,463)
Treasury stock, at cost – 2019 - 5,672 shares; and 2018 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	13,211	18,137

Total liabilities and stockholders’ equity	$13,625	$21,753

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2019 and 2018

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock		Total

January 1, 2018	$464	$548,304	$(525,798)	$(5,168)		$17,802

Net income (loss)	-	-	335	-		335
December 31, 2018	464	548,304	(525,463)	(5,168)		18,137

Net income (loss)	-	-	(4,926)	-		(4,926)
December 31, 2019	$464	$548,304	$(530,389)	$(5,168)	$	$13,211

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018

Cash flows from operating activities:
Net income (loss)	$(4,926)	$335
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Gain on sale of real estate owned	-	(3,278)
Deferred tax benefit	-	(1,391)
Changes in operating assets and liabilities:
Federal income tax receivable – refund received	10,742	-
Other assets	-	51
Accounts payable and accrued liabilities	-	(12)
Other liabilities	-	-
Net cash provided (used) by operating activities	5,816	(4,295)

Cash flows from investing activities:
Proceeds from sale of real estate owned, net	-	4,910
Net cash provided (used) by investing activities	-	4,910

Cash flows from financing activities:
Payoff of loan payable – related party	-	(2,546)
Proceeds from loans payable – related party	-	250
Repayment of litigation funding agreement	(3,672)	-
Proceeds from litigation funding agreement	470	1,848
Net cash provided (used) by financing activities	(3,202)	(448)

Net change in cash and cash equivalents	2,614	167
Cash and cash equivalents at beginning of year	237	70

Cash and cash equivalents at end of year	$2,851	$237
Supplemental cash flow disclosure:
Income taxes (refunded) paid	$(10,742)	$6

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Liquidity

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At December 31, 2019, the Company’s assets consisted primarily of cash and cash equivalents and tax assets.  The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”), both mezzanine lenders to the joint venture (“Apollo” and “Spruce”), and the title owner of the 111 West 57th Property, 111 West 57th Property Owner LLC (“Property Owner”).  Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and as further discussed herein) in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

For additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 4 and Note 9.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard if it will prevail with respect to any of its claims.

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the federal tax refund received in March 2020, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2020 will be met principally by the Company's current financial resources, which include the federal tax refund received in March 2020. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 3 – Real Estate Owned

In January 2018, the Company sold its building in Greenwich, Connecticut, to Maria USA, Inc., an unaffiliated third party.  A gain from the sale is reflected in the Company’s statement of operations for the year ended December 31, 2018.  The Company used a portion of the sale proceeds to repay the full amount of the working capital loan plus accrued interest aggregating $2,623,000 to Mr. R. A. Bianco, and the working capital line of credit agreement was terminated.  The remaining proceeds were used for working capital.

Information relating to the sale of the Company’s real estate owned in Greenwich, Connecticut is as follows:

(in thousands)	Amounts
Gross sales price	$5,200
Less: Transactions costs	(290)
Net cash proceeds	4,910
Less: Real estate carrying value, (net of accumulated depreciation)	(1,632)
Net gain on sale of real estate	$3,278

Note 4 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with the Sponsor, Apollo, Spruce, and Property Owner. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined below and as further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017.

For additional information regarding the Company’s 111 West 57th Property equity investment, events leading up to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see herein below and Note 9.

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

Amounts relating to the Company’s initial June 2013 investment and other information relating to the 111 West 57th Property follow:

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

In accordance with the JV Agreement, shortfall capital contributions may be treated either as a member loan or as a dilutive capital contribution as set forth in the JV Agreement. The Sponsor deemed the shortfall capital contributions as dilutive capital contributions to the Company.  The Company disagrees with the Sponsor’s investment percentage calculations. The Sponsor has taken the position that the capital contribution requests, if taken together, would have caused the Company’s combined ownership percentage to be diluted below the Company’s initial membership interest percentage. The parties have a dispute with regard to the calculation of the revised investment percentages resulting from the capital contribution requests, along with the treatment and allocation of these shortfall capital contribution amounts.

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

In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC.  For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 9.

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

Around this time, Apollo provided loan forbearances to the borrowers and guarantors in order to allow the Sponsor time (while the building continued to be built) to raise the additional financing that Sponsor claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold a portion of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC (“Spruce”) (the “Junior Mezzanine Loan”).

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. For additional information with regard to the Spruce Action, see Note 9.

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

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. For additional information with regard to the Apollo Action, see Note 9.

In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Street Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and the Sponsor in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency on the title to the 111 West 57th Street Property. For additional information regarding the Property Owner Action and the notice of pendency filing, see Note 9.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is pursuing, and will continue to pursue, other options to realize the Company’s investment value, various legal courses of action to protect its legal rights, recovery of its asset value from various sources of recovery, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property; however, there can be no assurance that the Company will prevail with respect to any of its claims.

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 9.

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Company matching contributions	$25	$25
Employer match %	33%	33%

Note 6 - Stockholders’ Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2019	December 31, 2018
Par value	$0.01	$0.01
Authorized shares	85,000	85,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2019	December 31, 2018
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2019
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2019
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Note 7 – Commitments and Contingencies

Rent expense was as follows:

($ in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Rent expense	$14	$14
Approximate square feet of leased office space	350	1,085

The Company rents on a short term basis approximately 150 square feet of office space in Coral Springs Florida, and approximately 200 square feet of office space in Emerson, NJ.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal - current	$(30)	$-
State - current	1	5
Total current	(29)	5

Federal - deferred	(869)	312
State - deferred	(816)	(7,755)
Change in valuation allowance	1,685	6,052
Total deferred	-	(1,391)
Income tax expense (benefit)	$(29)	$(1,386)

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018

Income (loss) before income taxes	$(4,955)	$(1,051)
Tax expense (benefit) :
Tax at statutory federal rate	$(1,041)	$(221)
State income taxes	(643)	(59)
Rate change	-	(5,759)
Permanent items, tax credits and other adjustments	(30)	118
AMT – Sequestration Reversal (change in law)	-	(1,391)
Deferred true-ups	-	(126)
Change in valuation allowance	1,685	6,052
Income tax expense (benefit)	$(29)	$(1,386)

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Tax at statutory federal rate	21.0%	21.0%
State income taxes	13.0	5.6
Rate change	-	548.0
Permanent difference, tax credits and other adjustments	0.6	(11.2)
AMT – Sequestration Reversal (change in law)	-	132.4
Deferred true-ups	-	12.0
Change in valuation allowance	(34.0)	(575.9)
Effective income tax rate	0.6%	131.9%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the year ended December 31, 2019, the Company recorded an income tax benefit of $29,000.  This amount includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards partially offset by a $1,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

The utilization of net operating loss (“NOL”) carryforwards are subject to limitations under U.S. federal income tax and various state tax laws. Based on the Company’s federal tax returns as filed, the Company estimates it has approximately $114 million of federal NOL carryforwards available to reduce future federal taxable income which if not utilized will begin to expire in 2026 and continue to expire at various dates thereafter. Additionally, based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has approximately $89 million of state NOL carryforwards to reduce future state taxable income which if not utilized will begin to expire in 2031 and continue to expire at various dates thereafter.

AMT credit carryforwards available, which can be used to offset income generated in future years which are not subject to expiration, are as follows:

Amount
AMT Credits carryforwards	$5,370,000

As noted above the Company has AMT credit carryforwards from prior tax years. In accordance with the 2017 Tax Act, AMT credit carryforwards are expected to be claimed by the Company as refundable on tax returns filed and/or to be filed in future tax years and at various percentages as noted below.

The Company’s AMT credit carryforward amount(s) projected to be claimed as refundable for each tax year are as follows:

Tax Year (a)	Declining balance of the AMT credit carryforward amount(s) available for each tax year (a)(b)	% of AMT credit carryforward amount(s) available to be claimed as refundable for each tax year	AMT credit carryforward amount(s) projected to be claimed as refundable for each tax year (a)(b)
2020	$5,370,000	50%	$2,685,000
2021	2,685,000	100%	2,685,000
			$5,370,000

(a)	Assumes no regular federal income tax liability in tax years presented above which would reduce any AMT credit carryforward amount(s) ultimately refunded.

(b)	See herein with regard the filing of the Company’s 2019 federal income tax return and the March 2020 federal tax refund received.

In January 2020, the Company filed its 2019 federal income tax return seeking a refund of AMT credit carryforwards as provided for in the 2017 Tax Act, which was received by the Company in March 2020. This amount was reflected as a federal tax receivable at December 31, 2019. The remaining AMT credit carryforward amounts, are reflected as a deferred tax asset at December 31, 2019, based on tax returns to be filed in future years. In March 2019, the Company received a federal tax refund based on the Company’s 2018 federal income tax return as filed.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT credit carryforward refunds. The IRS typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded and/or claimed as refundable and/or AMT credit carryforward amounts ultimately received. The AMT credit carryforward amounts from prior tax years and related refund(s) received and/or to be received could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Code and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed.

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

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for the 2012 Tax Amount that the FDIC had previously reimbursed the Company. The FDIC requested the amount be reimbursed on a pro-rata basis in accordance with the same percentages that the AMT credits are refundable to the Company in accordance with the 2017 Tax Act and as further set forth herein above. The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in current and/or future years.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has a deferred tax asset arising primarily from NOL carryforwards and AMT credit carryforwards as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset	$40,815,000	$44,501,000
Valuation allowance	(35,445,000)	(33,760,000)
Net deferred tax asset recognized	$5,370,000	$10,741,000

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern, and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. On April 13, 2018, AmBase filed a notice of appeal of the NY Court Order entered on January 29, 2018 to the New York Supreme Court Appellate Division, First Judicial Department (the “Appellate Division”). On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it was docketed as case number 18-cv-5482-AT.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On October 25, 2018, the Federal Court issued an order granting the defendants’ motion to dismiss the Company’s RICO claims and declined to exercise supplemental jurisdiction over the Company’s state-law claims. The next month, the Company noticed an appeal. On August 30, 2019, the U.S. Court of Appeals for the Second Circuit affirmed the Federal Court’s dismissal of the federal RICO claims, vacated the Federal Court’s dismissal of the state-law claims, and remanded with instructions for the Federal Court to remand those claims to the NY Court. On September 25, 2019, the Federal Court remanded the case to the NY Court, where it was assigned to the Honorable O. Peter Sherwood. On January 22, 2020, AmBase filed a motion with the Appellate Division seeking to enlarge the time to perfect the Company’s appeal of the NY Court’s January 29, 2018 Order to be heard during the September 2020 Term of the Appellate Division. The motion to enlarge the time to perfect was fully briefed on March 9, 2020 and is pending a ruling by the Appellate Division. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

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

In January 2019, the Appellate Division issued a decision that resolves the Company’s appeal from the order denying a preliminary injunction and dismissing its claims. The Appellate Division’s decision indicates that plaintiff 111 West 57th Investment LLC (“Investment LLC”) might be entitled to damages from defendant 111 W57 Mezz Investor LLC if it is judicially determined that Investment LLC had the right to object to the Strict Foreclosure pursuant to Uniform Commercial Code.” The Appellate Division noted that the Company should be allowed to move for leave to amend to state claims for damages and/or the imposition of a constructive trust, as the dismissal of the Company’s claims was without prejudice.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with 111 W57 Mezz Investor LLC (“Spruce”) to amend the complaint in the 111 West 57th Spruce Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the Property, and damages, including punitive damages. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered an decision and order denying most of Spruce’s motion to dismiss the amended complaint and determined that Investment LLC sufficiently pleaded claims for declaratory relief, constructive trust and damages based on the unlawful strict foreclosure, thus allowing Investment LLC’s action against Spruce to continue. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims.

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

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Apollo Defendants filed a motion to dismiss on August 17, 2018. The Court heard oral argument on the motion to dismiss on March 12, 2019. On October 22, 2019, the NY Court entered an order dismissing the Company’s complaint in the Apollo Action in its entirety. On November 8, 2019, the NY Court entered judgment dismissing the Apollo Action in favor of the Apollo Defendants. On December 10, 2019, the Company filed a notice of appeal seeking the Appellate Division’s review of the NY Court’s order dismissing the complaint in the Apollo Action. For additional information with regard to the Company’s investment in the 111 West 57th Property and the JV Agreement, see Note 4.

111 West 57th Investment, LLC v. 111 West 57th Property Owner LLC.  In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and 111 West 57th Sponsor LLC in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency (the “Notice of Pendency”) on the title to the 111 West 57th Property.  On July 8, 2019, Property Owner filed a motion, by order to show cause, to cancel the Notice of Pendency (“Motion to Cancel”). On July 10, 2019, the NY Court entered an order to show cause (the “Order Show Cause”) why the notice of pendency should not be cancelled. On August 8, 2019, the NY Court entered a decision and order canceling the Notice of Pendency (the “Cancellation Order”). The same day, Investment LLC immediately filed a motion with the New York Supreme Court Appellate Division, First Judicial Department (“Appellate Division”) for a stay, pending appeal, of the Cancellation Order, or in the alternative an injunction restraining Property Owner from selling the from the 111 West 57th Property (the “First Stay Motion”). On August 8, 2019, the Appellate Division granted an interim stay of the Cancellation Order pending determination of the First Stay Motion. On October 10, 2019, a panel of the Appellate Division vacated the interim stay and granted the First Stay Motion “to the extent of staying, pending the hearing and determination of the appeal, the sale or transfer of the subject property, other than the sale of individual condominium units in the ordinary course of business, on the condition that plaintiff-appellate perfect the appeal for the February 2020 Term” (the “Appellate Injunction Order”).

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On December 2, 2019, Investment LLC perfected its appeal of the Cancellation Order. On January 17, 2020, Property Owner filed its brief in response to Investment LLC’s appeal of the Cancellation Order, and, on February 7, 2020, Investment LLC filed its reply brief in further support of its appeal of the Cancellation Order. On February 5, 2020, Investment LLC and Property Owner stipulated to adjourn the oral argument on the appeal of the Cancellation Order to the Appellate Division’s April 2020 Term.

On July 31, 2019, Property Owner filed a motion to dismiss Investment LLC’s complaint in the Property Owner Action. On March 2, 2020, the NY Court entered a decision and order (the “Property Owner Dismissal Order”) granting Property Owner’s motion to dismiss and dismissing the Property Owner Action in its entirety. On March 4, 2020, Investment LLC filed a notice of appeal to the Appellate Division seeking an appeal of the March 2, 2020 order (the “Property Owner Dismissal Appeal”).

On March 11, 2020, Investment LLC filed a motion (the “Second Stay Motion”) with the Appellate Division for a stay, pending appeal, of the Property Owner Dismissal Order, or, in the alternative, extending the Appellate Injunction Order pending the appeal of the Property Owner Dismissal Order. In addition, Investment LLC requested interim relief until the Second Stay Motion is determined by the Appellate Division. On March 12, 2020, the Appellate Division granted interim relief to the extent of continuing the Appellate Injunction Order until the Second Stay Motion is resolved by the Appellate Division.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 4.

With respect to its disputes and litigation relating to its interest in the 111 West 57th Property, the Company is pursuing, and will continue to pursue, other options to realize the Company’s investment value, various legal courses of action to protect its legal rights, recovery of its asset value from various sources of recovery, as well as considering other possible economic strategies, including the possible sale of the Company’s interest in and/or rights with respect to the 111 West 57th Property; however, there can be no assurance that the Company will prevail with respect to any of its claims.

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

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial resources. Inability to recover all or most of such value would in all likelihood have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al. In February 2018, IsZo Capital L.P. commenced an action, IsZo Capital L.P. derivatively and on behalf of AmBase Corporation v. Richard A. Bianco, et al., Index No. 650812/2018 in the New York State Supreme Court for New York County (the “IsZo Capital L.P. action”). The defendants in the action included all officers and directors of AmBase Corporation and AmBase Corporation as a nominal defendant.  The plaintiff alleged various breaches of fiduciary duty against all of the directors and officers concerning the decisions made in the 111 West 57th Street Property investment and the Litigation Funding Agreement.  IsZo Capital L.P. also sought declaratory judgment relief concerning the Litigation Funding Agreement and the 111 West 57th Street Property.  Service of the summons and complaint was accepted by counsel on behalf of all defendants and a motion to dismiss was served and filed in early May 2018. The motion was returnable on July 17, 2018.

Oral argument on the Company's motion to dismiss was held on the motion on October 19, 2018, at which time the Court decided that Alessandra Bianco, Richard Bianco, Jr., Jerry Carnegie, John Ferrara and Joseph Bianco should be dismissed as defendants in the case.  The Court reserved decision as to dismissal of the balance of the case pending the Court's receipt of a transcript of the oral argument.  On December, 26, 2018, the Court issued its written decision on the balance of the motion to dismiss.  The Court dismissed a cause of action against R. A. Bianco, dismissed in part the single cause of action against Kenneth Schmidt, and dismissed a cause of action for declaratory judgment.  What remained was a single cause of action against R. A. Bianco, a single cause of action against Kenneth Schmidt (in part), and a single declaratory judgment cause of action. On January 15, 2019, the Company filed its answer to the surviving causes of action, as well as asserted counterclaims against the plaintiff.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The remaining defendants moved for re-argument of the December 26, 2018 decision, which motion was denied by the Court by Decision and Order entered on April 24, 2019. The remaining defendants, in addition, filed a Notice of Appeal as regards the December 26, 2018 decision on March 6, 2019 (plaintiff also filed a Notice of Appeal on March 7, 2019), and the time to perfect the appeals was extended to January 27, 2020.

On December 30, 2019, plaintiff sold all of its shares of stock in the Company and thereby lost standing to continue prosecuting the IsZo Capital L.P. Action.  The Court entered an Order on January 10, 2020, which was filed with the Court Clerk on January 13, 2020, dismissing the IsZo Capital L.P. Action in its entirety. Defendants filed Notice of Entry of the Order on January 13, 2020. The IsZo Capital L.P. Action is, therefore concluded.

Note 10 – Litigation Funding Agreement

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings relating to the Company’s equity investment in the 111 West 57th Property, (the “Litigation Fund Amount”).

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

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated December 31, 2019, through the report issuance date.  The Company has events and transactions, subsequent to December 31, 2019, and through the date these consolidated financial statements were issued, as further discussed herein.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers and directors required by this item will be set forth in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2020, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2019 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2020, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2019 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

Plan not approved by stockholders

None.

For other information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2020, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2019 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2020, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2019 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm”, “Independent Registered Public Accountant Matters,” in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2020, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2019 fiscal year.

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

4.1
Amended & Restated Rights Agreement dated as of March 27, 2019 between the Company and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.7
Amendment dated May 20, 2019 to the September 2017 Litigation Funding Agreement, between Mr. R. A. Bianco and the Company, (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed May 21, 2019).

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

101.1*
The following financial statements from AmBase Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

Exhibits, except as otherwise indicated above, are filed herewith.
* filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: March 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 25, 2020	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 25, 2020

/s/ALESSANDRA F. BIANCO Director Date: March 25, 2020	/s/RICHARD A. BIANCO, JR. Director Date: March 25, 2020

/s/JERRY Y. CARNEGIE Director Date: March 25, 2020	/s/KENNETH M. SCHMIDT Director Date: March 25, 2020

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Alessandra F. Bianco Senior Officer BARC Investments, LLC	Richard A. Bianco, Jr. Employee AmBase Corporation & Officer BARC Investments, LLC	Jerry Y. Carnegie Private Investor	Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2020 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 4, 2020, at:

Hyatt Regency Hotel
1800 East Putnam Avenue
Greenwich, CT  06870
Corporate Headquarters AmBase Corporation 7857 West Sample Road, Suite 134 Coral Springs, FL 33065 (201) 265-0169

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 28, 2020, there were, approximately 7,200 stockholders.