Form 10-Q
period 2020-03-31
AMBASE CORP
filed 2020-05-07
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

None.

At April 30, 2020, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2020

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2020	2019
Operating expenses:
Compensation and benefits	$419	$343
Professional and outside services	920	476
Property operating and maintenance	8	8
Insurance	43	46
Other operating	29	15
Total operating expenses	1,419	888
Operating income (loss)	(1,419)	(888)

Interest income	2	-
Income (loss) before income taxes	(1,417)	(888)

Income tax expense (benefit)	1	(30)
Net income (loss)	$(1,418)	$(858)

Net income (loss) per common share - basic	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	March 31, 2020	December 31, 2019
Cash and cash equivalents	$7,115	$2,851

Federal income tax receivable	5,370	5,371
Deferred tax asset	-	5,370
Other assets	17	33
Total assets	$12,502	$13,625

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$709	$414
Other liabilities	-	-

Total liabilities	709	414

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2020 and 85,000 authorized in 2019, 46,410 issued and 40,738 outstanding in 2020 and 46,410 issued and 40,738 outstanding in 2019)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(531,807)	(530,389)
Treasury stock, at cost – 2020 - 5,672 shares; and 2019 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	11,793	13,211

Total liabilities and stockholders’ equity	$12,502	$13,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2020	$464	$548,304	$(530,389)	$(5,168)	$13,211
Net income (loss)	-	-	(1,418)	-	(1,418)
March 31, 2020	$464	$548,304	$(531,807)	$(5,168)	$11,793

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2019	$464	$548,304	$(525,463)	$(5,168)	$18,137
Net income (loss)	-	-	(858)	-	(858)
March 31, 2019	$464	$548,304	$(526,321)	$(5,168)	$17,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income (loss)	$(1,418)	$(858)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Federal income tax receivable	5,371	10,742
Deferred tax asset	-	-
Other assets	16	16
Accounts payable and accrued liabilities	295	12
Other liabilities	-	-
Net cash provided (used) by operating activities	4,264	9,912

Cash flows from financing activities:
Repayment of litigation funding agreement	-	-
Proceeds from litigation funding agreement	-	470
Net cash provided (used) by financing activities	-	470

Net change in cash and cash equivalents	4,264	10,382
Cash and cash equivalents at beginning of period	2,851	237
Cash and cash equivalents at end of period	$7,115	$10,619
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$5,371	$10,741
Supplemental disclosure of non-cash operating activities:
Deferred tax asset reclassified to federal income tax receivable	$5,370	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2019.

At March 31, 2020, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. The Company is engaged in the management of its assets and liabilities. In March 2020, the Company received a federal tax refund of alternative minimum tax (“AMT”) credit carryforwards based on the Company’s 2019 federal income tax return as filed. The Company’s remaining AMT credit carryforward amounts are reflected as a federal income tax receivable at March 31, 2020, based on the Company’s filing of its amended 2019 federal income tax return in April 2020, as provided for in the Coronavirus Aid, Relief, and Economic Security Act (“2020 CARES Act”). For additional information see Note 6.

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

For additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 7.

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

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the federal tax refund expected to be received in 2020, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2020 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company’s condensed consolidated financial statements.

Note 3 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with regard to the 111 West 57th Property. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined below and as further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017.

For additional information regarding the Company’s 111 West 57th Property equity investment, events leading up to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see herein below and Note 7.

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

On June 30, 2015, 111 West 57th Partners obtained financing for the 111 West 57th Property.  The financing was obtained in two parts: (i) a first mortgage construction loan with AIG Asset Management (US), LLC (along with its affiliates “AIG”); and (ii) a mezzanine loan with Apollo Commercial Real Estate Finance, Inc. (along with its affiliates “Apollo”), as detailed herein.  Both loans initially had certain repayment term dates with extension option(s) subject to satisfying certain conditions.  The loan agreements (the “Loan Agreements”) also include customary events of default and other customary terms and conditions.  Simultaneously with the closing of the AIG and the Apollo financing, 111 West 57th Partners repaid all outstanding liabilities and obligations to Annaly CRE, LLC under the initial mortgage and acquisition loan agreement, dated June 28, 2013, between the joint venture entities and Annaly CRE, LLC.  The remaining loan proceeds were to be drawn down and used as necessary for construction and related costs, loan interest escrow and other related project expenses for development of the 111 West 57th Property.

Information relating to the June 30, 2015 financing for 111 West 57th Partners is as follows:

(in thousands)
Financing obtained by 111 West 57th Partners - AIG	$400,000
Financing obtained by 111 West 57th Partners - Apollo	$325,000

In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No.652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC.  For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 7.

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

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. For additional information with regard to the Spruce Action, see Note 7.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. For additional information with regard to the Apollo Action, see Note 7.

In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Street Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and the Sponsor in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency on the title to the 111 West 57th Street Property. For additional information regarding the Property Owner Action and the notice of pendency filing, see Note 7.

In April 2020, the Company initiated a litigation in the United States District Court for the Southern District of New York, Case No. 1:20-cv-02763-VSB, (the “Custom House Action”). The defendants in the Custom House Action are Custom House Risk Advisors, Inc. and Elizabeth Lowe (collectively, the “Custom House Defendants”). In the Custom House Action, the Company alleges that the Custom House Defendants (a) aided and abetted Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company by structuring an insurance policy to the personal benefit of Sponsor, Stern and Maloney and the detriment of the 111 West 57th Project and concealing the structure and ownership of the insurance policy from the Company and (b) committed fraud by making material misrepresentations about the terms of the policy to the Company, inducing the Company to contribute additional capital to the 111 West 57th Project to cover the costs of the insurance policy. The Company is seeking damages as well as disgorgement of profits the Custom House Defendants earned from their wrongful conduct. For additional information regarding the Custom House Action, see Note 7.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 7.

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

Note 4 - Savings Plan

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019
Company matching contributions	$57	$13
Employer match %	100%	33%

Note 5 – Common Stock Repurchase Plan

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Three months ended March 31, 2020
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	March 31, 2020
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

Note 6 - Income Taxes

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

The Company has not been notified of any potential tax audits by any federal, state or local tax authorities. As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2017. Interest and/or penalties related to uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for interest and/or penalties.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded an income tax provision of $1,000 for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $30,000, which reflects an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards. State income tax amounts for the three months ended March 31, 2020, reflect a provision for a tax on capital imposed by the state jurisdictions.

In March 2020, the Company received a federal income tax refund for AMT credit carryforwards based on the Company’s 2019 federal income tax return as filed, as provided for in the 2017 Tax Act. This amount was reflected as a federal income tax receivable at December 31, 2019. The Company’s remaining AMT credit carryforward amounts are reflected as a federal income tax receivable at March 31, 2020, based on the Company’s filing of its amended 2019 federal income tax return in April 2020, as provided for in the 2020 CARES Act. In March 2019, the Company received a federal tax refund based on the Company’s 2018 federal income tax return as filed.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 7 - Legal Proceedings

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No.652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern, and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required. The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others. Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. On April 13, 2018, AmBase filed a notice of appeal of the NY Court Order entered on January 29, 2018 to the New York Supreme Court Appellate Division, First Judicial Department (the “Appellate Division”). On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the 111 West 57th Action. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it was docketed as case number 18-cv-5482-AT.

On October 25, 2018, the Federal Court issued an order granting the defendants’ motion to dismiss the Company’s RICO claims and declined to exercise supplemental jurisdiction over the Company’s state-law claims. The next month, the Company noticed an appeal. On August 30, 2019, the U.S. Court of Appeals for the Second Circuit affirmed the Federal Court’s dismissal of the federal RICO claims, vacated the Federal Court’s dismissal of the state-law claims, and remanded with instructions for the Federal Court to remand those claims to the NY Court. On September 25, 2019, the Federal Court remanded the case to the NY Court, where it was assigned to the Honorable O. Peter Sherwood. On January 22, 2020, AmBase filed a motion with the Appellate Division seeking to enlarge the time to perfect the Company’s appeal of the NY Court’s January 29, 2018 Order to be heard during the September 2020 Term of the Appellate Division. The motion to enlarge the time to perfect was fully briefed on March 9, 2020 and is pending a ruling by the Appellate Division. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Spruce had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”). After the Sponsor refused to object to Spruce’s proposal on behalf of the junior mezzanine borrower, and Spruce refused to commit to honor Investment LLC’s objection on its own behalf, the Company initiated the 111 West 57th Spruce Action to obtain injunctive relief halting the Strict Foreclosure. For additional information on the events leading to this litigation see Note 3.

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

In January 2019, the Appellate Division issued a decision that resolves the Company’s appeal from the order denying a preliminary injunction and dismissing its claims. The Appellate Division’s decision indicates that plaintiff 111 West 57th Investment LLC (“Investment LLC”) might be entitled to damages from defendant 111 W57 Mezz Investor LLC if it is judicially determined that Investment LLC had the right to object to the Strict Foreclosure pursuant to the “Uniform Commercial Code.” The Appellate Division noted that the Company should be allowed to move for leave to amend to state claims for damages and/or the imposition of a constructive trust, as the dismissal of the Company’s claims was without prejudice.

On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with 111 W57 Mezz Investor LLC (“Spruce”) to amend the complaint in the 111 West 57th Spruce Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the Property, and damages, including punitive damages. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered a decision and order denying most of Spruce’s motion to dismiss the amended complaint and determined that Investment LLC sufficiently pleaded claims for declaratory relief, constructive trust and damages based on the unlawful strict foreclosure, thus allowing Investment LLC’s action against Spruce to continue. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal to the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims.

Since the Company is not party to the Loan Agreements, it does not have access to communications with the lenders, except for those individual communications that the Sponsor has elected to share or that have been produced in the ongoing litigation. The Company has continued to demand access to such information, including access to the books and records for the 111 West 57th Property both under the JV Agreement and as part of the 111 West 57th Action and the 111 West 57th Spruce Action. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017, see Note 3.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Apollo Defendants filed a motion to dismiss on August 17, 2018. The Court heard oral argument on the motion to dismiss on March 12, 2019. On October 22, 2019, the NY Court entered an order dismissing the Company’s complaint in the Apollo Action in its entirety. On November 8, 2019, the NY Court entered judgment dismissing the Apollo Action in favor of the Apollo Defendants. On December 10, 2019, the Company filed a notice of appeal seeking the Appellate Division’s review of the NY Court’s order dismissing the complaint in the Apollo Action. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

On December 2, 2019, Investment LLC perfected its appeal of the Cancellation Order. On January 17, 2020, Property Owner filed its brief in response to Investment LLC’s appeal of the Cancellation Order, and, on February 7, 2020, Investment LLC filed its reply brief in further support of its appeal of the Cancellation Order. On February 5, 2020, Investment LLC and Property Owner stipulated to adjourn the oral argument on the appeal of the Cancellation Order to the Appellate Division’s April 2020 Term. On April 6, 2020, Investment LLC and Property Owner entered into a stipulation (the “April 2020 Stipulation”) whereby the parties agreed, subject to the conditions of the April 2020 Stipulation, to adjourn the oral argument on the appeal of the Cancellation Order to the Appellate Division’s October 2020 Term.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On March 11, 2020, Investment LLC filed a motion (the “Second Stay Motion”) with the Appellate Division for a stay, pending appeal, of the Property Owner Dismissal Order, or, in the alternative, extending the Appellate Injunction Order pending the appeal of the Property Owner Dismissal Order. In addition, Investment LLC requested interim relief until the Second Stay Motion is determined by the Appellate Division. On March 12, 2020, the Appellate Division entered an order (the “Interim Stay Order”) granted interim relief to the extent of continuing the Appellate Injunction Order until the Second Stay Motion is resolved by the Appellate Division. Pursuant to the terms of the April 2020 Stipulation, Investment LLC and Property Owner agreed to resolve the Second Stay Motion by agreeing to extend the Interim Stay Order until the Appellate Division resolves the Property Owner Dismissal Appeal. In the April 2020 Stipulation, Investment LLC agreed to perfect the Property Owner Dismissal Appeal by July 10, 2020 such that the Property Owner Dismissal Appeal is heard by the Appellate Division during its October 2020 Term. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

AmBase Corp., et al. v. Custom House Risk Advisors, Inc., et al. On April 2, 2020, the Company initiated a litigation in the United States District Court for the Southern District of New York, Case No. 1:20-cv-02763-VSB (the “Custom House Action”). The defendants in the Custom House Action are Custom House Risk Advisors, Inc. and Elizabeth Lowe (collectively, the “Custom House Defendants”). In the Custom House Action, the Company alleges that the Custom House Defendants (a) aided and abetted Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company by structuring an insurance policy to the personal benefit of Sponsor, Stern and Maloney and the detriment of the 111 West 57th Project and concealing the structure and ownership of the insurance policy from the Company and (b) committed fraud by making material misrepresentations about the terms of the policy to the Company, inducing the Company to contribute additional capital to the 111 West 57th Project to cover the costs of the insurance policy. The Company is seeking damages as well as disgorgement of profits the Custom House Defendants earned from their wrongful conduct. On April 10, 2020, the Custom House Defendants waived service of process. The Custom House Defendants are required to respond to the complaint by June 8, 2020. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Note 8 – Litigation Funding Agreement

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

Note 9 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2020, through the filing of these interim financial statements.  The Company has events and transactions, subsequent to March 31, 2020, and through the date these condensed consolidated financial statements were issued, as further discussed herein.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At March 31, 2020, the Company’s assets consisted primarily of cash and cash equivalents and tax assets. The Company is engaged in the management of its assets and liabilities.

In March 2020, the Company received a federal income tax refund of alternative minimum tax (“AMT”) credit carryforwards based on the Company’s 2019 federal income tax return as filed. The remaining AMT credit carryforward amounts are reflected as a federal income tax receivable at March 31, 2020, based on the Company’s filing of its amended 2019 federal income tax return in April 2020. For additional information see herein and Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

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

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part I – Item 1 – Note 3 and Note 7 to the Company’s unaudited condensed consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at March 31, 2020, aggregated $12,502,000, consisting principally of cash and cash equivalents of $7,115,000 and tax assets aggregating $5,370,000.  At March 31, 2020, the Company’s liabilities aggregated $709,000.  Total stockholders’ equity was $11,793,000. The Company’s tax assets consist of AMT credit carryforwards which are to be refundable as part of the 2017 Tax Act.

In March 2020, the Company received a $5.4 million federal income tax refund for AMT credit carryforwards based on the Company’s 2019 federal income tax return as filed, as provided for in the 2017 Tax Act. This amount was reflected as a federal income tax receivable at December 31, 2019. The Company’s remaining AMT credit carryforward amounts are reflected as a federal income tax receivable at March 31, 2020, based on the Company’s filing of its amended 2019 federal income tax return in April 2020, as provided for in the Coronavirus Aid, Relief, and Economic Security Act (“2020 CARES Act”). In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. For additional information see herein and Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts and timing of any AMT credit carryforward refunds. The Internal Revenue Service (“IRS”) typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded and/or claimed as refundable and/or AMT credit carryforward amounts ultimately received. The AMT credit carryforward amounts from prior tax years and related refund(s) received and/or to be received could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed. For additional information see Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements for additional information.

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for 2012 federal taxes of $501,000 that the FDIC had previously reimbursed the Company, pursuant to a 2012 settlement agreement which was approved by the United States Court of Federal in October 2012. The FDIC requested the amount be reimbursed on a pro-rata basis in accordance with the same percentages that the AMT credits are refundable to the Company in accordance with the 2017 Tax Act. The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in current and/or future years. For additional information see Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements for additional information.

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the federal tax refund expected to be received in 2020, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2020 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

In April 2016, the Company filed an action in New York State Supreme Court for New York County (the “NY Court”) against the Sponsor, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. For additional information concerning the Company’s legal proceedings relating to the 111 West 57th Property see Part I – Item 1 – Note 3 and Note 7 to the Company’s unaudited condensed consolidated financial.

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

On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a strict foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Street Property (“the Strict Foreclosure”).Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the Strict Foreclosure as further discussed herein, in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part I – Item 1 – Note 3 and Note 7 to the Company’s unaudited condensed consolidated financial statements.

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. For additional information regarding the Apollo Action see Part I – Item 1 – Note 7 to the Company’s unaudited condensed consolidated financial statements.

In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC (“Investment LLC”) initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Street Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Street Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and 111 West 57th Sponsor LLC in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency on the title to the 111 West 57th Street Property. For additional information regarding the Property Owner Action and the notice of pendency filing see Part I – Item 1 – Note 7 to the Company’s unaudited condensed consolidated financial statements.

In April 2020, the Company initiated a litigation in the United States District Court for the Southern District of New York, Index No. 1:20-cv-02763-VSB, (the “Custom House Action”). The defendants in the Custom House Action are Custom House Risk Advisors, Inc. and Elizabeth Lowe (collectively, the “Custom House Defendants”). In the Custom House Action, the Company alleges that the Custom House Defendants (a) aided and abetted Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company by structuring an insurance policy to the personal benefit of Sponsor, Stern and Maloney and the detriment of the 111 West 57th Project and concealing the structure and ownership of the insurance policy from the Company and (b) committed fraud by making material misrepresentations about the terms of the policy to the Company, inducing the Company to contribute additional capital to the 111 West 57th Project to cover the costs of the insurance policy. The Company is seeking damages as well as disgorgement of profits the Custom House Defendants earned from their wrongful conduct. For additional information with regard to the Custom House Action see Part I – Item 1 – Note 7 to the Company’s unaudited condensed consolidated financial statements.

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings related to the Company’s equity investment in the 111 West 57th Street Property. In May 2019, the Company and Mr. R. A. Bianco entered into an amendment to the LFA (the “Amendment). See Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements for additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 7 to the Company’s unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2020, cash of $4,264,000 was provided by operations as a result of the federal tax refund received in March 2020, partially offset by the payment of operating expenses and prior year accruals.

For the three months ended March 31, 2019, cash of $9,912,000 was provided by operations as a result of the federal tax refund received in March 2019, partially offset by the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of March 31, 2020 increased from December 31, 2019, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of March 31, 2020.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2020 vs. the Three Months Ended March 31, 2019

The Company recorded a net loss of $1,418,000 or $0.03 per share in the three months ended March 31, 2020, compared to a net loss of $858,000, or $0.02 per share in the respective 2019 period.

Compensation and benefits increased to $419,000 in the three months ended March 31, 2020, compared to $343,000 in the respective 2019 period.  The increase in the 2020 three-month period is due to an increase in compensation expense recorded in the 2020 period versus compensation expense in 2019 period.  No stock based compensation expense was recorded in the three months ended March 31, 2020 or March 31, 2019.

Professional and outside services increased to $920,000 in the three months ended March 31, 2020, compared to $476,000 in the respective 2019 period.  The increase in the 2020 period as compared to the 2019 period is principally the result of a higher level of legal and professional fees incurred in 2020 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.

Property operating and maintenance expenses remained at the same levels for the three months ended March 31, 2020, compared to the respective March 31, 2019 period.

Insurance expenses decreased to $43,000 in 2020, compared with $46,000 in 2019. The decrease is due to a slight decrease in insurance premium costs in the three months ended March 31, 2020, compared to the respective 2019 period.

Other operating expenses increased to $29,000 in the three months ended March 31, 2020, compared with $15,000 in the respective 2019 period, due to a higher level of other expenses in the 2020 period.

Interest income in the three months ended March 31, 2020, increased to $2 from $- in the respective 2019 period.  The increased interest income is due to a higher average level of cash and cash equivalents and investments on hand in the 2020 period compared with the 2019 period.

The Company recorded an income tax provision of $1,000 for the three month period ended March 31, 2020, versus an income tax benefit of $30,000 for the three months ended March 31, 2019. The income tax provision for the three months ended March 31, 2020, reflects a provision for a tax on capital imposed by the state jurisdictions. The income tax benefit of $30,000 for the three month period ended March 31, 2019, reflects an additional refund received in March 2019 relating to the AMT credit carryforwards.

Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

For additional information including a discussion of income tax matters, see Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2020.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings, see Part I - Item 1 - Note 7 – to the Company’s unaudited condensed consolidated financial statements.

Item 1A.	RISK FACTORS

The following risk factor supplements the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in response to Item 1A of Part I of Form 10-K.

The current pandemic of the novel coronavirus (COVID-19) is expected to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business, income, cash flow, results of operations and financial condition of the Company, including the 111 West 57th Property.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Preventative measures taken to alleviate the public health crisis, including "shelter-in-place" or "stay-at-home" orders issued by local, state and federal authorities, may have a material adversely effect on the business, income, cash flow, results of operations and financial condition of the Company, including the 111 West 57th Street Property, including without limitation a reduction in demand and sales prices and increased management and health maintenance costs.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a.	Not applicable
b.	Not applicable
c.	None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2020 period. See Part I - Item 1 - Note 5 to the Company’s unaudited condensed consolidated financial statements for further information.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 7, 2020