Form 10-Q
period 2020-06-30
AMBASE CORP
filed 2020-08-10
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).__☒___ Yes__☐__ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

None.

At July 31, 2020, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2020

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Compensation and benefits	$328	$1,709	$747	$2,052
Professional and outside services	566	396	1,486	872
Property operating and maintenance	3	1	11	9
Insurance	43	43	86	89
Other operating	27	18	56	33
Total operating expenses	967	2,167	2,386	3,055
Operating income (loss)	(967)	(2,167)	(2,386)	(3,055)

Interest income	4	19	6	19
Income (loss) before income taxes	(963)	(2,148)	(2,380)	(3,036)

Income tax expense (benefit)	1	1	2	(29)
Net income (loss)	$(964)	$(2,149)	$(2,382)	$(3,007)

Net income (loss) per common share - basic	$(0.02)	$(0.05)	$(0.06)	$(0.07)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2020	December 31, 2019
Cash and cash equivalents	$5,846	$2,851

Federal income tax receivable	5,370	5,371
Deferred tax asset	-	5,370
Other assets	-	33
Total assets	$11,216	$13,625

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$387	$414
Other liabilities	-	-

Total liabilities	387	414

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2020 and 85,000 authorized in 2019, 46,410 issued and 40,738 outstanding in 2020 and 46,410 issued and 40,738 outstanding in 2019)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(532,771)	(530,389)
Treasury stock, at cost – 2020 - 5,672 shares; and 2019 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	10,829	13,211

Total liabilities and stockholders’ equity	$11,216	$13,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2020	$464	$548,304	$(530,389)	$(5,168)	$13,211
Net income (loss)	-	-	(1,418)	-	(1,418)
March 31, 2020	$464	548,304	(531,807)	(5,168)	11,793
Net income (loss)	-	-	(964)	-	(964)
June 30, 2020	$464	$548,304	$(532,771)	$(5,168)	$10,829

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2019	$464	$548,304	$(525,463)	$(5,168)	$18,137
Net income (loss)	-	-	(858)	-	(858)
March 31, 2019	464	548,304	(526,321)	(5,168)	17,279
Net income (loss)	-	-	(2,149)	-	(2,149)
June 30, 2019	$464	$548,304	$(528,470)	$(5,168)	$15,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income (loss)	$(2,382)	$(3,007)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Federal income tax receivable – refund received	5,371	10,742
Other assets	33	33
Accounts payable and accrued liabilities	(27)	(36)
Other liabilities	-	-
Net cash provided (used) by operating activities	2,995	7,732

Cash flows from financing activities:
Repayment of litigation funding agreement	-	(3,672)
Proceeds from litigation funding agreement	-	470
Net cash provided (used) by financing activities	-	(3,202)

Net change in cash and cash equivalents	2,995	4,530
Cash and cash equivalents at beginning of period	2,851	237
Cash and cash equivalents at end of period	$5,846	$4,767
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$5,371	$10,742
Supplemental disclosure of non-cash operating activities:
Deferred tax asset reclassified to federal income tax receivable	$5,370	$-

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

At June 30, 2020, the Company’s assets consisted primarily of cash and cash equivalents and a federal income tax receivable. The Company is engaged in the management of its assets and liabilities. In March 2020, the Company received a federal tax refund of alternative minimum tax (“AMT”) credit carryforwards based on the Company’s 2019 federal income tax return as filed. The Company’s remaining AMT credit carryforward amounts are reflected as a federal income tax receivable at June 30, 2020, based on the Company’s filing of its amended 2019 federal income tax return in April 2020, as provided for in the Coronavirus Aid, Relief, and Economic Security Act (“2020 CARES Act”). In August 2020, the Company received a federal income tax refund based on the Company’s amended 2019 federal income tax return as filed. For additional information see Note 6.

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

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the federal tax refund received in August 2020, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2020 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Company matching contributions	$18	$12	$75	$25
Employer match %	100%	33%	100%	33%

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

Information relating to the Repurchase Plan is as follows:

(in thousands)	Six months ended June 30, 2020
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	June 30, 2020
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Company recorded an income tax expense of $1,000 and $2,000 for the three months and six months ended June 30, 2020, respectively. The Company recognized an income tax expense of $1,000 and an income tax benefit of $29,000 for the three month and six months ended June 30, 2019, respectively. State income tax amounts for the three months and six months ended June 30, 2020, reflect a provision for a tax on capital imposed by the state jurisdictions.  The income tax expense for the three months ended June 30, 2019, is attributable to a provision for a tax on capital imposed by the state jurisdictions.  The income tax benefit for the six month period ended June 30, 2019, includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards.

In March 2020, the Company received a federal income tax refund for AMT credit carryforwards based on the Company’s 2019 federal income tax return as filed, as provided for in the 2017 Tax Act. This amount was reflected as a federal income tax receivable at December 31, 2019. The Company’s remaining AMT credit carryforward amounts are reflected as a federal income tax receivable at June 30, 2020, based on the Company’s filing of its amended 2019 federal income tax return in April 2020, as provided for in the 2020 CARES Act. In August 2020, the Company received a $5.4 million federal income tax refund based on the Company’s amended 2019 federal income tax return as filed. In March 2019, the Company received a federal tax refund based on the Company’s 2018 federal income tax return as filed.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts of any AMT credit carryforward refunds. The IRS typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded. The AMT credit carryforward amounts from prior tax years and related refund(s) received could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Code and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed.

The 2017 Tax Act makes broad and complex changes to the Code, including, among other changes, significant changes to the U.S. corporate tax rate and certain other changes to the Code that impact the taxation of corporations. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue additional guidance in the future on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation. We accounted for the tax effects of the 2017 Tax Act on a provisional basis in our 2017 consolidated financial statements. We completed our accounting in the fourth quarter of 2018 within the one year measurement period from the enactment date. Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. The Company can give no assurances as to the final outcome of any IRS review of the AMT credit carryforward refunds already received.

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

As part of the SGW 2012 Settlement Agreement, the Company is entitled to a tax gross-up when any federal taxes are imposed on the settlement amount.  Based on the Company’s 2012 federal income tax return as filed, in March 2013, the Company paid $501,000 of federal income taxes attributable to AMT rate calculations (the “2012 Tax Amount”) resulting from the SGW 2012 Settlement Agreement.  In 2013, Senior Judge Smith filed an order directing the United States to pay AmBase reimbursement for 2012 Tax Amount as provided for in the Settlement Agreement. In September 2013, the Company received reimbursement for the 2012 Tax Amount.

On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by AmBase. In summary, the court held that the Settlement Agreement is a contract and that it entitles the Company to receive both “(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component.”  But the Court of Federal Claims did not award additional damages for the second component of the damages at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company’s future income.  The Court of Federal Claims indicated that either the Company or the government is entitled to seek further relief “if, and when, the facts justify.”

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

On October 25, 2018, the Federal Court issued an order granting Defendants’ motion to dismiss the Company’s RICO claims and declined to exercise supplemental jurisdiction over the Company’s state-law claims. The next month, the Company noticed an appeal. On August 30, 2019, the U.S. Court of Appeals for the Second Circuit affirmed the Federal Court’s dismissal of the federal RICO claims, vacated the Federal Court’s dismissal of the state-law claims, and remanded with instructions for the Federal Court to remand those claims to the NY Court. On September 25, 2019, the Federal Court remanded the case to the NY Court, where it was assigned to the Honorable O. Peter Sherwood.

On January 22, 2020, the Company filed a motion with the Appellate Division seeking to enlarge the time to perfect the Company’s appeal of the NY Court’s January 29, 2018 Order to be heard. On July 2, 2020, the Appellate Division granted AmBase’s motion and enlarged the time to perfect the Company’s appeal to the October 2020 Term of the Appellate Division.

On June 11, 2020, Defendants filed a motion with the NY Court to dismiss some of the state law claims asserted by the Company in the third amended complaint. Pursuant to a stipulation among the parties, the Company’s opposition to Defendants’ motion to dismiss is due on August 10, 2020. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with 111 W57 Mezz Investor LLC (“Spruce”) to amend the complaint in the 111 West 57th Spruce Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the 111 West 57th Property, and damages, including punitive damages. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered a decision and order denying most of Spruce’s motion to dismiss the amended complaint and determined that Investment LLC sufficiently pleaded claims for declaratory relief, constructive trust and damages based on the unlawful strict foreclosure, thus allowing Investment LLC’s action against Spruce to continue. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal to the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Apollo Defendants filed a motion to dismiss on August 17, 2018. The Court heard oral argument on the motion to dismiss on March 12, 2019. On October 22, 2019, the NY Court entered an order dismissing the Company’s complaint in the Apollo Action in its entirety. On November 8, 2019, the NY Court entered judgment (the “Apollo Dismissal”) dismissing the Apollo Action in favor of the Apollo Defendants. On December 10, 2019, the Company filed a notice of appeal seeking the appeal of the Apollo Dismissal. On August 7, 2020, the Company perfected its appeal of the Apollo Dismissal. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On March 11, 2020, Investment LLC filed a motion (the “Second Stay Motion”) with the Appellate Division for a stay, pending appeal, of the Property Owner Dismissal Order, or, in the alternative, extending the Appellate Injunction Order pending the appeal of the Property Owner Dismissal Order. In addition, Investment LLC requested interim relief until the Second Stay Motion is determined by the Appellate Division. On March 12, 2020, the Appellate Division entered an order (the “Interim Stay Order”) granted interim relief to the extent of continuing the Appellate Injunction Order until the Second Stay Motion is resolved by the Appellate Division. Pursuant to the terms of the April 2020 Stipulation, Investment LLC and Property Owner agreed to resolve the Second Stay Motion by agreeing to extend the Interim Stay Order until the Appellate Division resolves the Property Owner Dismissal Appeal. In the April 2020 Stipulation, Investment LLC agreed to perfect the Property Owner Dismissal Appeal by July 10, 2020 such that the Property Owner Dismissal Appeal is heard by the Appellate Division during its October 2020 Term. On June 25, 2020, the Appellate Division granted the Second Stay Motion, extending the Appellate Injunction Order pending appeal of the Property Owner Dismissal Order, on condition that the appeal is perfected for the October 2020 Term. The Appellate Division also calendared both the appeal of the Cancellation Order and the Property Owner Dismissal Order to be heard on the same date of the October 2020 Term. On July 10, 2020, Investment LLC perfected the appeal of the Property Owner Dismissal Order. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

AmBase Corp., et al. v. Custom House Risk Advisors, Inc., et al. On April 2, 2020, the Company initiated a litigation in the United States District Court for the Southern District of New York, Case No. 1:20-cv-02763-VSB (the “Custom House Action”). The defendants in the Custom House Action are Custom House Risk Advisors, Inc. and Elizabeth Lowe (collectively, the “Custom House Defendants”). In the Custom House Action, the Company alleges that the Custom House Defendants (a) aided and abetted Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company by structuring an insurance policy to the personal benefit of Sponsor, Stern and Maloney and the detriment of the 111 West 57th Project and concealing the structure and ownership of the insurance policy from the Company and (b) committed fraud by making material misrepresentations about the terms of the policy to the Company, inducing the Company to contribute additional capital to the 111 West 57th Project to cover the costs of the insurance policy. The Company is seeking damages as well as disgorgement of profits the Custom House Defendants earned from their wrongful conduct. On April 10, 2020, the Custom House Defendants waived service of process. The Custom House Defendants were required to respond to the complaint by June 8, 2020. The Custom House Defendants have not responded to the Company’s complaint. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Note 9 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2020, through the filing of these interim financial statements.  The Company has events and transactions, subsequent to June 30, 2020, and through the date these condensed consolidated financial statements were issued, as further discussed herein.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At June 30, 2020, the Company’s assets consisted primarily of cash and cash equivalents and a federal income tax receivable. The Company is engaged in the management of its assets and liabilities.

In March 2020, the Company received a federal income tax refund of alternative minimum tax (“AMT”) credit carryforwards based on the Company’s 2019 federal income tax return as filed. The remaining AMT credit carryforward amounts are reflected as a federal income tax receivable at June 30, 2020, based on the Company’s filing of its amended 2019 federal income tax return in April 2020. In August 2020, the Company received a federal income tax refund based on the Company’s amended 2019 federal income tax return as filed. For additional information see herein and Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at June 30, 2020, aggregated $11,216,000, consisting principally of cash and cash equivalents of $5,846,000 and a federal income tax receivable of $5,370,000.  At June 30, 2020, the Company’s liabilities aggregated $387,000.  Total stockholders’ equity was $10,829,000.

In March 2020, the Company received a $5.4 million federal income tax refund for AMT credit carryforwards based on the Company’s 2019 federal income tax return as filed, as provided for in the 2017 Tax Act. This amount was reflected as a federal income tax receivable at December 31, 2019. The Company’s remaining AMT credit carryforward amounts are reflected as a federal income tax receivable at June 30, 2020, based on the Company’s filing of its amended 2019 federal income tax return in April 2020, as provided for in the Coronavirus Aid, Relief, and Economic Security Act (“2020 CARES Act”). In August 2020, the Company received a $5.4 million federal income tax refund based on the Company’s amended 2019 federal income tax return as filed. In March 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. For additional information see herein and Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts of any AMT credit carryforward refunds. The Internal Revenue Service (“IRS”) typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded. The AMT credit carryforward amounts from prior tax years and related refund(s) received could potentially be subject to IRS or other tax authority audits, including possible IRS Joint Committee review and/or approval. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed. For additional information see Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements for additional information.

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for 2012 federal taxes of $501,000 that the FDIC had previously reimbursed the Company, pursuant to a 2012 settlement agreement which was approved by the United States Court of Federal Claims (the “Court of Federal Claims”) in October 2012 (the “2012 Tax Amount”). The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in current and/or future years. For additional information see Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements for additional information.

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents, together with the federal tax refund received in August 2020, will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2020 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

In April 2016, the Company filed an action in New York State Supreme Court for New York County (the “NY Court”) against the Sponsor, et al., pursuant to which the Company is seeking compensatory damages, as well as punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. For additional information concerning the Company’s legal proceedings relating to the 111 West 57th Property see Part I – Item 1 – Note 3 and Note 7 to the Company’s condensed consolidated financial.

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

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings related to the Company’s equity investment in the 111 West 57th Street Property. In May 2019, the Company and Mr. R. A. Bianco entered into an amendment to the LFA (the “Amendment). For additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment, see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

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

For the six months ended June 30, 2020, cash of $2,995,000 was provided by operations as a result of the federal tax refund received in March 2020, partially offset by the payment of operating expenses and prior year accruals.

For the six months ended June 30, 2019, cash of $7,732,000 was provided by operations as a result of the federal tax refund received in March 2019, partially offset by the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of June 30, 2020 decreased slightly from December 31, 2019, principally relating to a decrease in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of June 30, 2020.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2020 vs. the Three Months and Six Months Ended June 30, 2019

The Company recorded a net loss of $964,000 or $0.02 per share and $2,382,000 or $0.06 per share in the three months and six months ended June 30, 2020, respectively, compared a net loss of $2,149,000 or $0.05 per share and a net loss of $3,007,000 or $0.07 per share in the respective 2019 periods.

Compensation and benefits decreased to $328,000 and $747,000 in the three months and six months ended June 30, 2020, respectively, compared to $1,709,000 and $2,052,000 in the respective 2019 periods.  The decrease in the 2020 three month and six month periods is due to a decrease in incentive compensation in the 2020 periods versus the comparable 2019 periods.

Professional and outside services increased to $566,000 and $1,486,000 in the three months and six months ended June 30, 2020, respectively, compared to $396,000 and $872,000 in the respective 2019 periods.  The increase in the 2020 periods as compared to the 2019 periods is principally the result of a higher level of legal and professional fees incurred in 2020 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.

Property operating and maintenance expenses were $3,000 and $11,000 for the three months and six months ended June 30, 2020, respectively, compared to $1,000 and $9,000 in the respective 2019 periods.  The increase in the 2020 periods versus 2019 periods is primarily due to a general increase in costs.

Insurance expenses were $43,000 and $86,000 in the three months and six months ended June 30, 2020, respectively, compared to $43,000 and $89,000 in the respective 2019 periods.  The decrease in the six months ended June 30, 2020, is generally due to a decrease in insurance premium costs.

Other operating expenses were $27,000 and $56,000 in the three and six months ended June 30, 2020, respectively, compared with $18,000 and $33,000 in the respective 2019 periods.  The increase in the 2020 periods compared to the June 30, 2019 three and six month periods is due to a general higher level of related expenses in the 2020 periods.

Interest income in the three months and six months ended June 30, 2020, decreased to $4,000 and $6,000, respectively from $19,000 and $19,000 in the respective 2019 periods. The decreased interest income is due to a lower interest rate yield on cash equivalents in 2020 versus 2019 and a lower average level of cash and cash equivalents on hand in the 2020 periods compared with the 2019 periods, resulting from the amounts of the federal income tax refunds received in 2020 versus 2019 offset by the timing of the payment of legal expenses relating to the 111 West 57th Street legal proceedings including amounts paid due to the Litigation Funding Agreement amendment in May 2019.

The Company recognized an income tax expense of $1,000 and $2,000 for the three months and six months ended June 30, 2020, respectively compared with an income tax expense of $1,000 and an income tax benefit of $29,000 in the respective 2019 periods. State income tax amounts for the three months and six months ended June 30, 2020, reflect a provision for a tax on capital imposed by the state jurisdictions.  The income tax expense for the three months ended June 30, 2019, is attributable to a provision for a tax on capital imposed by the state jurisdictions.  The income tax benefit for the six month period ended June 30, 2019, includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2020.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in response to Item 1A of Part I of Form 10-K and as previously supplemented by the Company’s Form 10-Q filed for the quarter ended March 31, 2020.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2020 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 10, 2020