Form 10-Q
period 2020-09-30
AMBASE CORP
filed 2020-11-10
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).__☒___ Yes___☐__ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

None.

At October 31, 2020, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2020

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Compensation and benefits	$328	$328	$1,075	$2,380
Professional and outside services	1,049	612	2,535	1,484
Property operating and maintenance	5	5	16	14
Insurance	100	49	186	138
Other operating	12	41	68	74
Total operating expenses	1,494	1,035	3,880	4,090
Operating income (loss)	(1,494)	(1,035)	(3,880)	(4,090)

Interest income	1	10	7	29
Income (loss) before income taxes	(1,493)	(1,025)	(3,873)	(4,061)

Income tax expense (benefit)	(30)	-	(28)	(29)
Net income (loss)	$(1,463)	$(1,025)	$(3,845)	$(4,032)

Net income (loss) per common share - basic	$(0.04)	$(0.03)	$(0.09)	$(0.10)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)
Assets:	September 30, 2020	December 31, 2019
Cash and cash equivalents	$9,886	$2,851

Federal income tax receivable	-	5,371
Deferred tax asset	-	5,370
Other assets	65	33
Total assets	$9,951	$13,625

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$585	$414
Other liabilities	-	-

Total liabilities	585	414

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2020 and 85,000 authorized in 2019, 46,410 issued and 40,738 outstanding in 2020 and 46,410 issued and 40,738 outstanding in 2019)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(534,234)	(530,389)
Treasury stock, at cost – 2020 - 5,672 shares; and 2019 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	9,366	13,211

Total liabilities and stockholders’ equity	$9,951	$13,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2020	$464	$548,304	$(530,389)	$(5,168)	$13,211
Net income (loss)	-	-	(1,418)	-	(1,418)
March 31, 2020	464	548,304	(531,807)	(5,168)	11,793

Net income (loss)	-	-	(964)	-	(964)
June 30, 2020	464	548,304	(532,771)	(5,168)	10,829
Net income (loss)	-	-	(1,463)	-	(1,463)
September 30, 2020	$464	$548,304	$(534,234)	$(5,168)	$9,366

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2019	$464	$548,304	$(525,463)	$(5,168)	$18,137
Net income (loss)	-	-	(858)	-	(858)
March 31, 2019	464	548,304	(526,321)	(5,168)	17,279

Net income (loss)	-	-	(2,149)	-	(2,149)
June 30, 2019	464	548,304	(528,470)	(5,168)	15,130
Net income (loss)	-	-	(1,025)	-	(1,025)
September 30, 2019	$464	$548,304	$(529,495)	$(5,168)	$14,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income (loss)	$(3,845)	$(4,032)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Federal income tax receivable – refunds received	10,741	10,742
Other assets	(32)	(15)
Accounts payable and accrued liabilities	171	219
Other liabilities	-	-
Net cash provided (used) by operating activities	7,035	6,914

Cash flows from financing activities:
Repayment of litigation funding agreement	-	(3,672)
Proceeds from litigation funding agreement	-	470
Net cash provided (used) by financing activities	-	(3,202)

Net change in cash and cash equivalents	7,035	3,712
Cash and cash equivalents at beginning of period	2,851	237
Cash and cash equivalents at end of period	$9,886	$3,949
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$10,741	$10,742
Supplemental disclosure of non-cash operating activities:
Deferred tax asset reclassified to federal income tax receivable	$5,370	$-

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

At September 30, 2020, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities. In March 2020, the Company received a federal tax refund of alternative minimum tax (“AMT”) credit carryforwards based on the Company’s 2019 federal income tax return as filed. In August 2020, the Company received a federal income tax refund based on the Company’s amended 2019 federal income tax return as filed, in April 2020. For additional information see Note 6.

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

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial resources. Inability to recover all or most of such value, would in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard if it will prevail with respect to any of its claims.

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

In June 2013, 111 West 57th Investment LLC (“Investment LLC”), a then newly formed subsidiary of the Company, entered into a joint venture agreement (as amended, the “JV Agreement”) with 111 West 57th Sponsor LLC (the “Sponsor”), pursuant to which Investment LLC invested (the “Investment”) in a real estate development property to purchase and develop the 111 West 57th Property.  In consideration for making the Investment, Investment LLC was granted a membership interest in 111 West 57th Partners LLC (“111 West 57th Partners”), which indirectly acquired the 111 West 57th Property on June 28, 2013 (the “Joint Venture,” and such date, the “Closing Date”).  The Company also indirectly contributed an additional amount to the Joint Venture in exchange for an additional indirect interest in the Joint Venture.  Other members and the Sponsor contributed additional cash and/or property to the Joint Venture. The Company recorded its investment in 111 West 57th Partners utilizing the equity method of accounting. The Joint Venture plans were to redevelop the 111 West 57th Property into a luxury residential tower and retail project.

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

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the “Amended and Restated Investment Operating Agreement”) to grant a 10% subordinated participation interest in Investment LLC to Mr. R. A. Bianco as a contingent future incentive for Mr. R. A. Bianco’s past, current and anticipated ongoing role to develop and commercialize the Company’s equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company’s initial aggregate investment in Investment LLC and the Joint Venture, plus any additional investments by the Company, and only with respect to any distributions thereafter. At the current time, the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount or range of amounts can be reasonably estimated or assured.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

During 2014, in connection with the funding of additional capital calls under the JV Agreement for required borrowing and development costs for the 111 West 57th Property, the Company’s management and its Board of Directors concluded that, given the continuing development risks of the 111 West 57th Property and the Company’s financial position, the Company should not at that time increase its already significant concentration and risk exposure to the 111 West 57th Property.  Nonetheless, the Company sought to limit dilution of its interest in the Joint Venture resulting from any failure to fund the capital call requirements, but at the same time wished to avoid the time, expense and financial return requirements (with attendant dilution and possible loss of voting rights) that obtaining a replacement third-party investor would require. The Company, therefore, entered into a second amended and restated operating agreement for Investment LLC (“Second Amended and Restated Investment Operating Agreement”) pursuant to which Capital LLC was admitted as a member of Investment LLC. In exchange for Capital LLC contributing toward Investment LLC capital calls in respect of the 111 West 57th Property, available cash of Investment LLC will be distributed first to Capital LLC until it has received a 20% internal rate of return (calculated as provided for in the JV Agreement as noted above), second to the Company until it has received 150% of its capital, and, thereafter, available cash is split 10/90, with 10% going to Mr. R. A. Bianco as the subordinated participation interest noted above and 90% going to Capital LLC and the Company pari-passu, with Capital LLC receiving one-half of its pro-rata share based on capital contributed and the Company receiving the balance. No other material changes were made to the Amended and Restated Investment Operating Agreement, and neither Mr. R. A. Bianco nor Capital LLC has any voting rights with respect to their interest and investment in Investment LLC.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In December 2016, the Sponsor proposed for approval a “proposed budget” (the “Proposed Budget”), which the Sponsor claims reflected an increase in other costs resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its Equity Put Right, as set forth in the JV Agreement (the “Equity Put Right”). Consequently, subsequent to the Sponsor’s presentation of the Proposed Budget, Investment LLC notified the Sponsor that it was exercising its Equity Put Right pursuant to the JV Agreement. The Sponsor refused to honor the exercise of Investment LLC’s Equity Put Right. The Sponsor claims, among other things, that the conditions precedent were not met because it claims that the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow the exercise of the Equity Put Right.

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

Around this time, Apollo provided loan forbearances to the borrowers and guarantors in order to allow the Sponsor time (while the building continued to be built) to raise the additional financing that Sponsor claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold a portion of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC, 111W57 Mezz Investor (“Spruce”) (the “Junior Mezzanine Loan”).

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

In April 2020, the Company initiated litigation in the United States District Court for the Southern District of New York, Case No. 1:20-cv-02763-VSB, (the “Custom House Action”). The defendants in the Custom House Action are Custom House Risk Advisors, Inc. and Elizabeth Lowe (collectively, the “Custom House Defendants”). In the Custom House Action, the Company alleges that the Custom House Defendants (a) aided and abetted Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company by structuring an insurance policy to the personal benefit of Sponsor, Stern and Maloney and the detriment of the 111 West 57th Project and concealing the structure and ownership of the insurance policy from the Company and (b) committed fraud by making material misrepresentations about the terms of the policy to the Company, inducing the Company to contribute additional capital to the 111 West 57th Project to cover the costs of the insurance policy. The Company is seeking damages as well as disgorgement of profits the Custom House Defendants earned from their wrongful conduct. For additional information regarding the Custom House Action, see Note 7.

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

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial resources. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 4 - Savings Plan

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). The Savings Plan permits eligible employees to make contributions of a percentage of their compensation, which are matched by the Company at a percentage of the employees’ elected deferral.  Employee contributions to the Savings Plan are invested at the employee’s discretion in various investment funds. The Company’s matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to maximum limitations contained in the Code.

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Company matching contributions	$4	$1	$79	$26
Employer match %	100%	33%	100%	33%

Note 5 – Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock.  Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended at any time or from time to time without prior notice.  Pursuant to the Repurchase Plan, the Company has repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions.

Information relating to the Repurchase Plan is as follows:

(in thousands)	Nine months ended September 30, 2020
Common shares repurchased to treasury during period	-
Aggregate cost of shares repurchased during period	$-

(in thousands)	September 30, 2020
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

The Company recorded an income tax benefit of $30,000 and $28,000 for the three months and nine months ended September 30, 2020, respectively.  The Company recognized an income tax expense of $- and an income tax benefit of $29,000 for the three months and nine months ended September 30, 2019, respectively.  The income tax benefit for the three month and nine month period ended September 30, 2020, includes an additional refund of $30,000 received in August 2020 relating to the AMT credit carryforwards.  State income tax amounts for the nine months ended September 30, 2020, includes a provision for a tax on capital imposed by the state jurisdictions.  The income tax benefit for the nine month period ended September 30, 2019, includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards.

In March 2020, the Company received a federal income tax refund for AMT credit carryforwards based on the Company’s 2019 federal income tax return as filed, as provided for in the 2017 Tax Act. This amount was reflected as a federal income tax receivable at December 31, 2019.  In August 2020, the Company received a $5,401,000 federal income tax refund based on the Company’s amended 2019 federal income tax return as filed, as provided for in the Coronavirus Aid, Relief, and Economic Security Act (“2020 CARES Act”). In March 2019, the Company received a federal tax refund based on the Company’s 2018 federal income tax return as filed.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts of any AMT credit carryforward refunds. The IRS typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded. The AMT credit carryforward amounts from prior tax years and related refund(s) received could potentially be subject to IRS or other tax authority audits. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Code and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed.

The 2017 Tax Act makes broad and complex changes to the Code, including, among other changes, significant changes to the U.S. corporate tax rate and certain other changes to the Code that impact the taxation of corporations. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue additional guidance in the future on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation. We accounted for the tax effects of the 2017 Tax Act on a provisional basis in our 2017 consolidated financial statements. We completed our accounting in the fourth quarter of 2018 within the one year measurement period from the enactment date. Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. The Company can give no assurances as to the final outcome of any IRS review of the AMT credit carryforward refunds received.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has a deferred tax asset arising primarily from NOL carryforwards.  At December 31, 2017, a valuation allowance was released in relation to the AMT credit carryforwards which were projected to be refundable as part of the 2017 Tax Act enacted in December 2017.  In 2018, the Company released its valuation allowance in relation to additional AMT credit carryforwards available for refund (under the 2017 Tax Act), due to the elimination of reductions for the effect of sequestration amounts. A full valuation allowance remains on the remaining deferred tax asset amounts, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

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

As part of the SGW 2012 Settlement Agreement, the Company is entitled to a tax gross-up when any federal taxes are imposed on the settlement amount.  Based on the Company’s 2012 federal income tax return as filed, in March 2013, the Company paid approximately $501,000 of federal income taxes attributable to AMT rate calculations (the “2012 Tax Amount”) resulting from the SGW 2012 Settlement Agreement. In September 2013, the Company received reimbursement for the 2012 Tax Amount.

On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by AmBase. In summary, the court held that the Settlement Agreement is a contract and that it entitles the Company to receive both “(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component.”  But the Court of Federal Claims did not award an additional amount for the second component at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company’s future income.  The Court of Federal Claims indicated that either the Company or the government is entitled to seek further relief “if, and when, the facts justify it.”

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the Sponsor”) Kevin Maloney, Michael Stern, and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others (“2018 Order”). Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. On April 13, 2018, AmBase filed a notice of appeal of the 2018 Order to the New York Supreme Court Appellate Division, First Judicial Department (the “Appellate Division”). On January 22, 2020, the Company filed a motion with the Appellate Division seeking to enlarge the time to perfect the Company’s appeal of the 2018 Order. On July 2, 2020, the Appellate Division granted AmBase’s motion and enlarged the time to perfect the Company’s appeal to the October 2020 Term of the Appellate Division. The parties later stipulated to adjourn the appeal to the November 2020 Term. That appeal is fully briefed.

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

On October 25, 2018, the Federal Court issued an order granting Defendants’ motion to dismiss the Company’s RICO claims and declined to exercise supplemental jurisdiction over the Company’s state-law claims, dismissing the latter claims without prejudice. The next month, the Company noticed an appeal. On August 30, 2019, the U.S. Court of Appeals for the Second Circuit affirmed the Federal Court’s dismissal of the federal RICO claims, vacated the Federal Court’s dismissal of the state-law claims, and remanded with instructions for the Federal Court to remand those claims to the NY Court. On September 25, 2019, the Federal Court remanded the case to the NY Court, where it was assigned to the Honorable O. Peter Sherwood.

On June 11, 2020, Defendants filed a motion with the NY Court to dismiss some of the state law claims asserted by the Company in the third amended complaint. That motion has been fully briefed and remains pending. On July 28, 2020, Plaintiffs filed a motion for leave to file a fourth amended complaint, which Defendants opposed.  The proposed complaint adds, among other things, claims arising from certain defendants’ role in the 2017 foreclosure of the junior mezzanine loan on the project. For additional information with regard to the Company’s investment in the 111 West 57th Property, including the foreclosure, see Note 3.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

AmBase Corp., et al. v. Spruce Capital Partners, et al. In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC (“Spruce”), Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action.

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

On July 26, 2017, the NY Court issued a temporary restraining order barring Spruce from accepting the collateral, pending a preliminary injunction hearing scheduled for August 14, 2017. Spruce and the Sponsor subsequently filed papers in opposition to the request for a preliminary injunction and cross-motions to dismiss and quash subpoenas. On August 14, 2017, the NY Court postponed the hearing until August 28, 2017, keeping the temporary restraining order preventing a Strict Foreclosure in effect until the August 28, 2017 hearing. Subsequently, the Company filed response briefs in support of their request for injunctive relief halting the Strict Foreclosure process and briefs in opposition to the motions to quash the subpoenas.

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

In January 2019, the Appellate Division issued a decision that resolves the Company’s appeal from the order denying a preliminary injunction and dismissing its claims. The Appellate Division’s decision indicates that plaintiff Investment LLC might be entitled to damages from defendant 111 W57 Mezz Investor LLC if it is judicially determined that Investment LLC had the right to object to the Strict Foreclosure pursuant to the “Uniform Commercial Code.” The Appellate Division noted that the Company should be allowed to move for leave to amend to state claims for damages and/or the imposition of a constructive trust, as the dismissal of the Company’s claims was without prejudice.

On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with Spruce to amend the complaint in the 111 West 57th Spruce Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the 111 West 57th Property, and damages, including punitive damages. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered a decision and order denying most of Spruce’s motion to dismiss the amended complaint and determined that Investment LLC sufficiently pleaded claims for declaratory relief, constructive trust and damages based on the unlawful Strict Foreclosure and aiding and abetting a breach of fiduciary duty, thus allowing Investment LLC’s action against Spruce to continue. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal to the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims. On August 26, 2020, the parties perfected their respective appeals. The parties have stipulated to adjourn Spruce’s appeal and Investment LLC’s cross-appeal to the December 2020 Term. Those appeals remain ongoing.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Since the Company is not a party to the Loan Agreements, it does not have access to communications with the lenders, except for those individual communications that the Sponsor has elected to share or that have been produced in the ongoing litigation.  The Company has continued to demand access to such information, including access to the books and records for the 111 West 57th Property both under the JV Agreement and as part of the 111 West 57th Action and the 111 West 57th Spruce Action. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017, see Note 3.

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Apollo Defendants filed a motion to dismiss on August 17, 2018. The Court heard oral argument on the motion to dismiss on March 12, 2019. On October 22, 2019, the NY Court entered an order dismissing the Company’s complaint in the Apollo Action in its entirety. On November 8, 2019, the NY Court entered judgment (the “Apollo Dismissal”) dismissing the Apollo Action in favor of the Apollo Defendants. On December 10, 2019, the Company filed a notice of appeal seeking the appeal of the Apollo Dismissal. On August 7, 2020, the Company perfected its appeal of the Apollo Dismissal. The parties stipulated to adjourn the appeal to the November 2020 Term of the Appellate Division. The appeal is fully briefed. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

111 West 57th Investment, LLC v. 111 West 57th Property Owner LLC.  In May 2019, the Company’s subsidiary, 111 West 57th Investment LLC initiated a case in the New York State Supreme Court for New York County (the “NY Court”), Index No. 653067/2019 (the “Property Owner Action”).  The defendant in that litigation is 111 West 57th Property Owner LLC (“Property Owner”), which owns title to the 111 West 57th Property, and the nominal defendants are 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  Investment LLC alleges that the Strict Foreclosure was invalid and seeks to impose a constructive trust over the 111 West 57th Property, requiring Property Owner to hold that property for the benefit of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, its rightful indirect parents.  Investment LLC also alleges that Property Owner aided and abetted Michael Stern, Kevin Maloney, and 111 West 57th Sponsor LLC in their breach of fiduciary duties.  In addition to filing a complaint, Investment LLC filed a notice of pendency (the “Notice of Pendency”) on the title to the 111 West 57th Property.  On July 8, 2019, Property Owner filed a motion, by order to show cause, to cancel the Notice of Pendency (“Motion to Cancel”). On July 10, 2019, the NY Court entered an order to show cause (the “Order Show Cause”) why the notice of pendency should not be cancelled. On August 8, 2019, the NY Court entered a decision and order canceling the Notice of Pendency (the “Cancellation Order”). The same day, Investment LLC immediately filed a motion with the New York Supreme Court Appellate Division, First Judicial Department (“Appellate Division”) for a stay, pending appeal, of the Cancellation Order, or in the alternative an injunction restraining Property Owner from selling the from the 111 West 57th Property (the “First Stay Motion”). On August 8, 2019, the Appellate Division granted an interim stay of the Cancellation Order pending determination of the First Stay Motion. On October 10, 2019, a panel of the Appellate Division vacated the interim stay and granted the First Stay Motion “to the extent of staying, pending the hearing and determination of the appeal, the sale or transfer of the subject property, other than the sale of individual condominium units in the ordinary course of business, on the condition that plaintiff-appellate perfect the appeal for the February 2020 Term” (the “Appellate Injunction Order”).

On December 2, 2019, Investment LLC perfected its appeal of the Cancellation Order. On January 17, 2020, Property Owner filed its brief in response to Investment LLC’s appeal of the Cancellation Order, and, on February 7, 2020, Investment LLC filed its reply brief in further support of its appeal of the Cancellation Order. On February 5, 2020, Investment LLC and Property Owner stipulated to adjourn the oral argument on the appeal of the Cancellation Order to the Appellate Division’s April 2020 Term.  On April 6, 2020, Investment LLC and Property Owner entered into a stipulation (the “April 2020 Stipulation”) whereby the parties agreed, subject to the conditions of the April 2020 Stipulation, to adjourn the oral argument on the appeal of the Cancellation Order to the Appellate Division’s October 2020 Term. On October 30, 2020, a panel of the Appellate Division heard oral argument on the appeal of the Cancellation Order.

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

On March 11, 2020, Investment LLC filed a motion (the “Second Stay Motion”) with the Appellate Division for a stay, pending appeal, of the Property Owner Dismissal Order, or, in the alternative, extending the Appellate Injunction Order pending the appeal of the Property Owner Dismissal Order. In addition, Investment LLC requested interim relief until the Second Stay Motion is determined by the Appellate Division. On March 12, 2020, the Appellate Division entered an order (the “Interim Stay Order”) granted interim relief to the extent of continuing the Appellate Injunction Order until the Second Stay Motion is resolved by the Appellate Division. Pursuant to the terms of the April 2020 Stipulation, Investment LLC and Property Owner agreed to resolve the Second Stay Motion by agreeing to extend the Interim Stay Order until the Appellate Division resolves the Property Owner Dismissal Appeal. In the April 2020 Stipulation, Investment LLC agreed to perfect the Property Owner Dismissal Appeal by July 10, 2020 such that the Property Owner Dismissal Appeal is heard by the Appellate Division during its October 2020 Term. On June 25, 2020, the Appellate Division granted the Second Stay Motion, extending the Appellate Injunction Order pending appeal of the Property Owner Dismissal Order, on condition that the appeal is perfected for the October 2020 Term. The Appellate Division also calendared both the appeal of the Cancellation Order and the Property Owner Dismissal Order to be heard on the same date of the October 2020 Term. On July 10, 2020, Investment LLC perfected the appeal of the Property Owner Dismissal Order. The appeal has been fully briefed. On October 30, 2020, a panel of the Appellate Division heard oral argument on the Property Owner Dismissal Appeal.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

AmBase Corp., et al. v. Custom House Risk Advisors, Inc., et al. On April 2, 2020, the Company initiated litigation in the United States District Court for the Southern District of New York, Case No. 1:20-cv-02763-VSB (the “Custom House Action”). The defendants in the Custom House Action are Custom House Risk Advisors, Inc. and Elizabeth Lowe (collectively, the “Custom House Defendants”). In the Custom House Action, the Company alleges that the Custom House Defendants (a) aided and abetted Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company by structuring an insurance policy to the personal benefit of Sponsor, Stern and Maloney and the detriment of the 111 West 57th Project and concealing the structure and ownership of the insurance policy from the Company and (b) committed fraud by making material misrepresentations about the terms of the policy to the Company, inducing the Company to contribute additional capital to the 111 West 57th Project to cover the costs of the insurance policy. The Company is seeking damages as well as disgorgement of profits the Custom House Defendants earned from their wrongful conduct. On April 10, 2020, the Custom House Defendants waived service of process. The Custom House Defendants were required to respond to the complaint by June 8, 2020. The Custom House Defendants have not responded to the Company’s complaint. In an agreement dated July 31, 2020, the Company and the Custom House Defendants agreed to certain terms for a settlement and entered into a settlement agreement which requires that the Custom House Defendants satisfy certain conditions prior to any dismissal of the Custom House Action. This process is currently ongoing.   For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial resources. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

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

Note 9 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2020, through the filing of these interim financial statements.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company. At September 30, 2020, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

In March 2020, the Company received a federal income tax refund of alternative minimum tax (“AMT”) credit carryforwards based on the Company’s 2019 federal income tax return as filed. In August 2020, the Company received a federal income tax refund based on the Company’s amended 2019 federal income tax return as filed, in April 2020. For additional information see herein and Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at September 30, 2020, aggregated $9,951,000, consisting principally of cash and cash equivalents of $9,886,000.  At September 30, 2020, the Company’s liabilities aggregated $585,000.  Total stockholders’ equity was $9,366,000.

In March 2020, the Company received a $5.4 million federal income tax refund for AMT credit carryforwards based on the Company’s 2019 federal income tax return as filed, as provided for in the 2017 Tax Act. This amount was reflected as a federal income tax receivable at December 31, 2019. In August 2020, the Company received a $5.4 million federal income tax refund based on the Company’s amended 2019 federal income tax return as filed, as provided for in the Coronavirus Aid, Relief, and Economic Security Act (“2020 CARES Act”). In March 2019, the Company received a federal tax refund based on the Company’s 2018 federal income tax return as filed. For additional information see herein and Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

The Company’s management is continuing to work closely with outside advisors on the Company’s tax matters as they relate to the 2017 Tax Act and on the various federal tax return matters for the numerous interrelated tax years, including the provisions and application of the 2017 Tax Act along with the amounts of any AMT credit carryforward refunds. The Internal Revenue Service (“IRS”) typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded. The AMT credit carryforward amounts from prior tax years and related refund(s) received could potentially be subject to IRS or other tax authority audits. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed. For additional information, see Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

In July 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for 2012 federal taxes of approximately $501,000 that the FDIC had previously reimbursed the Company, pursuant to a 2012 settlement agreement which was approved by the United States Court of Federal Claims (the “Court of Federal Claims”) in October 2012 (the “2012 Tax Amount”). The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in current and/or future years. For additional information, see Part I – Item 1 – Note 6 to the Company’s unaudited condensed consolidated financial statements.

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

For the nine months ended September 30, 2020, cash of $7,035,000 was provided by operations as a result of the federal tax refunds received in 2020, partially offset by the payment of operating expenses and prior year accruals.

For the nine months ended September 30, 2019, cash of $6,914,000 was provided by operations as a result of the federal tax refund received in March 2019, partially offset by the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of September 30, 2020 increased from December 31, 2019, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of September 30, 2020.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2020 vs. the Three Months and Nine Months Ended September 30, 2019

The Company recorded a net loss of $1,463,000 or $0.04 per share and $3,845,000 or $0.09 per share in the three months and nine months ended September 30, 2020, respectively, compared a net loss of $1,025,000 or $0.03 per share and a net loss of $4,032,000 or $0.10 per share in the respective 2019 periods.

Compensation and benefits were $328,000 and $1,075,000 in the three months and nine months ended September 30, 2020, respectively, compared to $328,000 and $2,380,000 in the respective 2019 periods.  The decrease in the 2020 nine month period is due to a decrease in incentive compensation in the 2020 nine month period versus the comparable 2019 period.

Professional and outside services increased to $1,049,000 and $2,535,000 in the three months and nine months ended September 30, 2020, respectively, compared to $612,000 and $1,484,000 in the respective 2019 periods.  The increase in the 2020 periods as compared to the 2019 periods is principally the result of a higher level of legal and professional fees incurred in 2020 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 7 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $5,000 and $16,000 for the three months and nine months ended September 30, 2020, respectively, compared to $5,000 and $14,000 in the respective 2019 periods.  The increase in the 2020 nine month period versus the comparable 2019 period is primarily due to a general increase in costs.

Insurance expenses were $100,000 and $186,000 in the three months and nine months ended September 30, 2020, respectively, compared to $49,000 and $138,000 in the respective 2019 periods.  The increase in the three and nine month periods ended September 30, 2020, as compared to the respective 2019 periods is due to an increase in insurance premium costs.

Other operating expenses were $12,000 and $68,000 in the three and nine months ended September 30, 2020, respectively, compared with $41,000 and $74,000 in the respective 2019 periods.  The decrease in the 2020 periods compared to the 2019 periods is due to a lower level of related expenses in the 2020 periods.

Interest income in the three months and nine months ended September 30, 2020, decreased to $1,000 and $7,000, respectively, from $10,000 and $29,000 in the respective 2019 periods.  The decreased interest income is due to a lower interest rate yield on cash equivalents in 2020 versus 2019 and a lower average level of cash and cash equivalents on hand in the 2020 periods compared with the 2019 periods, resulting from the timing of the amounts of federal income tax refunds received in 2020 versus 2019 offset by the timing of the payment of legal expenses relating to the 111 West 57th Street legal proceedings including amounts paid due to the Litigation Funding Agreement amendment in May 2019.

The Company recorded an income tax benefit of $30,000 and $28,000 for the three months and nine months ended September 30, 2020, respectively.  The Company recognized an income tax expense of $- and an income tax benefit of $29,000 for the three months and nine months ended September 30, 2019, respectively.  The income tax benefit for the three month and nine month period ended September 30, 2020, includes an additional refund of $30,000 received in August 2020 relating to the AMT credit carryforwards.  State income tax amounts for the nine months ended September 30, 2020, includes a provision for a tax on capital imposed by the state jurisdictions.  The income tax benefit for the nine month period ended September 30, 2019, includes an additional refund of $30,000 received in March 2019 relating to the AMT credit carryforwards.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2020.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 10, 2020