Form 10-K
period 2020-12-31
AMBASE CORP
filed 2021-03-24
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

YES  ☐     NO  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
YES  ☐     NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

At February 26, 2021, there were 40,737,751 shares of registrant’s Common Stock outstanding.  At June 30, 2020, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by non-affiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.22 per share was approximately $5 million.  The Common Stock constitutes the registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, page 36.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2020

PART I

ITEM 1.	BUSINESS

General

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2020, the Company’s assets consisted primarily of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

In 2020, the Company received $10.7 million of federal tax refunds based on the Company’s 2019 federal income tax returns as filed.  In 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed.  For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with regard to the 111 West 57th Property. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and further discussed herein), the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

The executive office of the Company is located at 7857 West Sample Road, Suite 134, Coral Springs, Florida 33065.  The Company had four (4) full-time and two (2) part-time employees at December 31, 2020.

Background

In August 1988, the Company acquired Carteret Bancorp Inc., which through its principal wholly owned subsidiary Carteret Savings Bank, FA, was principally engaged in retail and consumer banking, and mortgage banking including mortgage servicing.  On December 4, 1992, Carteret Savings Bank, FA was placed in receivership and a new institution, Carteret Federal Savings Bank was established to assume the assets and certain liabilities of Carteret Savings Bank, FA.

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
Attention:  Shareholder Services
(800) 937-5449 or (718) 921-8200 Ext. 6820

The Company does not maintain a website. Copies of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements can be obtained from the Company free of charge by mailing a request to the Company as follows:

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

Operating Risks

The Company has incurred and expects to continue to incur operating losses and has limited liquidity.

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2021 will be met principally by the Company's current financial resources. The Company will continue to seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

We are currently party to lawsuits relating to our equity interest in the joint real estate venture 111 West 57th Partners, as further described in Part II – Item 8 – Note 8 to our consolidated financial statements.  There can be no assurance that the Company will prevail with any of its claims with respect to its interests in the 111 West 57th Property or that any course of action will be successful in recovering value for the Company from this investment.  If the Company is unable to recover all or most of the value of its investment in the 111 West 57th Property, there would be a material adverse effect on the Company’s financial condition and future prospects. In addition, in the future we may become subject to additional litigation, including claims relating to our operations, assets, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be insured against.  An adverse determination with respect to any of these claims may result in our having to pay material judgments, or settlements, which could have a material adverse effect on our earnings and cash flows, thereby having a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows and potentially expose us to increased risks that would be uninsured.

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

The Company has incurred operating losses over the last several years.  The Company made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. We expect our operating expenses in 2021 will remain relatively close to our most recent levels, although there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable, or if the Company’s current financial resources will be adequate to fund operations over the next several years.  Nonetheless the Company will seek to manage its current level of cash and cash equivalents through various sources, including but not limited to reducing operating expenses and/or long term borrowings.

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

Fluctuations in the local market in which the Company’s equity investment in a development property is located may adversely impact the Company’s financial condition and operating results.

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

Because the Company from time to time maintains a majority of its assets in cash and/or securities, the Company may in the future be deemed to be an investment company under the Investment Company Act of 1940 resulting in additional costs and regulatory burdens.

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

Anti-takeover Risks

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

Other Risks

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

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

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

For a discussion of the Company’s legal proceedings, see Part II - Item 8 - Note 8 to the Company’s consolidated financial statements.

From time to time, the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings.  At the current time, except as set forth in Part II - Item 8 - Note 8 to the Company’s consolidated financial statements, the Company is unaware of any legal proceedings pending against the Company.  The Company intends to aggressively contest all litigation and contingencies, as well as pursue all sources for contributions to settlements.

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

As of February 26, 2021, there were approximately 6,600 beneficial owners of the Company’s Common Stock.

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2020 or 2019. For additional information see Part II - Item 8 - Note 5 to the Company’s consolidated financial statements.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2020, the Company’s assets consisted primarily of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

In 2020, the Company received federal tax refunds based on the Company’s 2019 federal income tax returns as filed.  For additional information see herein and Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

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

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at December 31, 2020, aggregated $7,990,000, consisting principally of cash and cash equivalents of $7,925,000.  At December 31, 2020, the Company’s liabilities aggregated $383,000.  Total stockholders’ equity was $7,607,000.

In 2020, the Company received $10.7 million of federal tax refunds of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), based on the Company’s 2019 federal income tax returns as filed, which were included as a federal income tax receivable and a deferred tax asset at December 31, 2019. In 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. The Company’s management is continuing to work closely with outside advisors on the Company’s various federal tax return matters for the numerous interrelated tax years.  For additional information, see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

In 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for 2012 federal taxes of approximately $501,000 that the FDIC had previously reimbursed the Company, pursuant to a 2012 settlement agreement which was approved by the United States Court of Federal Claims (the “Court of Federal Claims”) in October 2012 (the “2012 Tax Amount”). The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in current and/or future years. For additional information, see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2021 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

As noted herein above, in June 2013, the Company purchased an equity interest in the 111 West 57th Property. The Company is engaged in material disputes and litigation with regard to the 111 West 57th Property. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has several legal proceedings pending against various parties with regard to the 111 West 57th Street Property. For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

In September 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings related to the Company’s equity investment in the 111 West 57th Street Property. In May 2019, the Company and Mr. R. A. Bianco entered into an amendment to the LFA (the “Amendment). For additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment, see Part II – Item 8 – Note 9 to the Company’s consolidated financial statements.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

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

For the year ended December 31, 2020, cash of $5,074,000 was provided by operations as a result of the federal tax refunds received in 2020, partially offset by the payment of operating expenses and prior year accruals.

For the year ended December 31, 2019, cash of $5,816,000 was provided by operations as a result of the federal tax refund received in 2019, partially offset by the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of December 31, 2020, decreased slightly as compared to December 31, 2019. The amounts in the respective years are principally related to accruals for legal expenses in connection with the 111 West 57th Property legal proceedings, which were paid in the subsequent year.

There are no material commitments for capital expenditures as of December 31, 2020.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded a net loss of $5,604,000 or $0.14 per share for the year ended December 31, 2020.  For the year ended December 31, 2019, the Company recorded a net loss of $4,926,000 or $0.12 per share.

Compensation and benefits decreased to $1,982,000 in 2020 from $2,843,000 in 2019.  The decreased amount in 2020 as compared to 2019 is primarily due to a decrease in incentive compensation payments in 2020 versus 2019.

Professional and outside services expenses increased to $3,341,000 in 2020 from $1,851,000 in 2019.  The increase in 2020 as compared to 2019 is principally the result of a higher level of legal and professional fees incurred in 2020 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

Property operating and maintenance expenses increased to $18,000 in 2020 from $16,000 in 2019.  The increase is primarily due to a slight increase in property operating and maintenance expenses in 2020 versus 2019.

Insurance expenses increased to $211,000 in 2020, compared with $182,000 in 2019.  The increase is primarily due to an increase in insurance premium costs.

Other operating expenses decreased slightly to $88,000 in 2020 compared with $99,000 in 2019 due to a general lower level of expenses in 2020 versus 2019.

Interest income in 2020 decreased to $8,000 from $36,000 in the 2019 period. The decreased interest income is due to a lower interest rate yield on cash equivalents in 2020 versus 2019.

For the year ended December 31, 2020, the Company recorded an income tax benefit of $28,000.  This amount includes an additional refund of $30,000 received in 2020 relating to the AMT credit carryforwards partially offset by a $2,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

For the year ended December 31, 2019, the Company recorded an income tax benefit of $29,000.  This amount includes an additional refund of $30,000 received in 2019 relating to the AMT credit carryforwards partially offset by a $1,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

In 2020, the Company filed its 2019 federal income tax return and an amended 2019 federal income tax return seeking refunds of $10.7 million of AMT credit carryforwards as provided for in the 2017 Tax Act which were received by the Company in 2020.  In 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed. For additional information see herein and Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

A reconciliation between income taxes computed at the statutory federal rate and the provision for income taxes is included in Part II - Item 8 – Note 7 to the Company’s consolidated financial statements. For additional information including a discussion of income tax matters, see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

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

Legal Proceedings:  From time to time the Company and its subsidiaries may be named as a defendant in various lawsuits or proceedings. At the current time, except as set forth in Part II - Item 8 - Note 8 to the Company’s consolidated financial statements, the Company is unaware of any legal proceedings pending against the Company. Management of the Company, in consultation with outside legal counsel, continually reviews the likelihood of liability and associated costs of pending and threatened litigation including the basis for the calculation of any litigation reserves which may be necessary. The assessment of such reserves includes an exercise of judgment and is a matter of opinion. The Company intends to aggressively contest all threatened litigation and contingencies, as well as pursue all sources for contributions to settlements. For a discussion of lawsuits and proceedings, see Part II - Item 8 - Note 8 to the Company’s consolidated financial statements.

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

Deferred Tax Assets:  As of December 31, 2020 and 2019, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods. As of December 31, 2017 a valuation allowance was released in relation to the AMT credit carryforwards which are projected to be refundable as part of the 2017 Tax Act.  A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 7 to the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
AmBase Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New Haven, Connecticut
March 24, 2021

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019
Operating expenses:
Compensation and benefits	$1,982	$2,843
Professional and outside services	3,341	1,851
Property operating and maintenance	18	16
Insurance	211	182
Other operating	88	99
Total operating expenses	5,640	4,991
Operating income (loss)	(5,640)	(4,991)

Interest income	8	36
Income (loss) before income taxes	(5,632)	(4,955)

Income tax expense (benefit)	(28)	(29)
Net income (loss)	$(5,604)	$(4,926)

Net income (loss) per common share - basic	$(0.14)	$(0.12)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2020	December 31, 2019
Cash and cash equivalents	$7,925	$2,851

Federal income tax receivable	-	5,371
Deferred tax asset	-	5,370
Other assets	65	33
Total assets	$7,990	$13,625

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$383	$414
Other liabilities	-	-

Total liabilities	383	414
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2020 and 85,000 authorized in 2019, 46,410 issued and 40,738 outstanding in 2020 and 46,410 issued and 40,738 outstanding in 2019)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(535,993)	(530,389)
Treasury stock, at cost – 2020 - 5,672 shares; and 2019 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	7,607	13,211

Total liabilities and stockholders’ equity	$7,990	$13,625

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2020 and 2019

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2019	$464	$548,304	$(525,463)	$(5,168)	$18,137

Net income (loss)	-	-	(4,926)	-	(4,926)
December 31, 2019	464	548,304	(530,389)	(5,168)	13,211

Net income (loss)	-	-	(5,604)	-	(5,604)
December 31, 2020	$464	$548,304	$(535,993)	$(5,168)	$7,607

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income (loss)	$(5,604)	$(4,926)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Federal income tax receivable – refunds received	10,741	10,742
Other assets	(32)	-
Accounts payable and accrued liabilities	(31)	-
Other liabilities	-	-
Net cash provided (used) by operating activities	5,074	5,816

Cash flows from financing activities:
Repayment of litigation funding agreement	-	(3,672)
Proceeds from litigation funding agreement	-	470
Net cash provided (used) by financing activities	-	(3,202)

Net change in cash and cash equivalents	5,074	2,614
Cash and cash equivalents at beginning of year	2,851	237
Cash and cash equivalents at end of year	$7,925	$2,851
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$10,741	$10,742

Supplemental cash flow disclosure of non-cash operating activities:
Deferred tax asset reclassified to federal income tax receivable	$5,370	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Liquidity

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2020, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company is engaged in material disputes and litigation with regard to the 111 West 57th Property.  Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and as further discussed herein), the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

For additional information regarding the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 8.

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

The Company has incurred operating losses and used cash for operating activities for the past several years.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents will be sufficient to fund operating activities for at least the next twelve months from the financial statement issuance date. The Company's management expects that operating cash needs in 2021 will be met principally by the Company's current financial resources. Over the next several months, the Company will seek to manage its current level of cash and cash equivalents, including but not limited to reducing operating expenses and seeking recoveries from various sources, although this cannot be assured.

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

Income taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the consolidated financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future.  For additional information including a discussion of income tax matters see Note 7.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In December 2016, the Sponsor proposed for approval a “proposed budget” (the “Proposed Budget”), which the Sponsor claims reflected an increase in other costs resulting in the need for additional funding in order to complete the project. The Company disputes, among other items, the calculation of the percentage increase of hard costs shown in the Proposed Budget. The Company believes the aggregate projected hard costs in the Proposed Budget exceed a contractually stipulated limit as a percentage of the hard costs set forth in the prior approved budget, thus allowing Investment LLC the option to exercise its equity put right as set forth in the JV Agreement (the “Equity Put Right”). Consequently, subsequent to the Sponsor’s presentation of the Proposed Budget, Investment LLC notified the Sponsor that it was exercising its Equity Put Right pursuant to the JV Agreement. The Sponsor refused to honor the exercise of Investment LLC’s Equity Put Right. The Sponsor claims, among other things, that the conditions precedent were not met because it claims that the increase in aggregate hard costs in the Proposed Budget does not exceed the contractually stipulated limit that would allow the exercise of the Equity Put Right.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. For additional information with regard to the Apollo Action, see Note 8.

For information concerning additional legal proceedings relating to the 111 West Property, including the Custom House Action and the Property Owner Action, see Note 8.

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

Note 4 - Savings Plans

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Company matching contributions	$81	$25
Employer match %	100%	33%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 - Stockholders’ Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2020	December 31, 2019
Par value	$0.01	$0.01
Authorized shares	85,000	85,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2020	December 31, 2019
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2020
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2020
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Under the New Rights Plan, each Right entitles the holder to purchase from the Company one share of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a price equal to 50% of the then current market value of the Common Stock.  The Rights are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company’s outstanding Common Stock or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the Common Stock. The Rights are redeemable by the Company at $0.01 per Right at any time until the earlier of the tenth day following an accumulation of 20% or more of the Company’s shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the New Rights Agreement).  In addition, the Board of Directors may, at its option and in its sole and absolute discretion, at any time after a Triggering Event, mandatorily exchange all or part of the then outstanding and exercisable Rights for consideration per Right consisting of one-half of the securities that would be issuable at such time upon the exercise of one Right. The Rights Plan also provides certain administrative provisions that require a stockholder to make certain representations regarding its beneficial ownership of Company securities upon exercise or exchange of Rights. The Rights are subject to adjustment to prevent dilution and expire on March 27, 2029.

Note 6 – Commitments and Contingencies

Rent expense was as follows:

($ in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Rent expense	$10	$14
Approximate square feet of leased office space	350	350

The Company rents on a short term basis approximately 150 square feet of office space in Coral Springs Florida, and approximately 200 square feet of office space in Emerson, NJ.

The Company follows the practical expedient method for the accounting of leases and has elected to follow the short-term lease accounting policy election which allows lessees not to recognize right-of-use assets and liabilities for leases with a term of 12 months or less.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Federal - current	$(30)	$(30)
State - current	2	1
Total current	(28)	(29)

Federal - deferred	(1,171)	(869)
State - deferred	(1,524)	(816)
Change in valuation allowance	2,695	1,685
Total deferred	-	-
Income tax expense (benefit)	$(28)	$(29)

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019

Income (loss) before income taxes	$(5,632)	$(4,955)
Tax expense (benefit) :
Tax at statutory federal rate	$(1,182)	$(1,041)
State income taxes	(1,511)	(643)
Permanent items, tax credits and other adjustments	(30)	(30)
Deferred true-ups	-	-
Change in valuation allowance	2,695	1,685
Income tax expense (benefit)	$(28)	$(29)

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Tax at statutory federal rate	21.0%	21.0%
State income taxes	27.0	13.0
Permanent difference, tax credits and other adjustments	0.5	0.6
Deferred true-ups	-	-
Change in valuation allowance	(48.0)	(34.0)
Effective income tax rate	0.5%	0.6%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For the year ended December 31, 2020, the Company recorded an income tax benefit of $28,000.  This amount includes an additional refund of $30,000 received in 2020 relating to the alternative minimum tax (“AMT“) credit carryforwards partially offset by a $2,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions.

For the year ended December 31, 2019, the Company recorded an income tax benefit of $29,000.  This amount includes an additional refund of $30,000 received in 2019 relating to the AMT credit carryforwards partially offset by a $1,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

The utilization of net operating loss (“NOL”) carryforwards are subject to limitations under U.S. federal income tax and various state tax laws. Based on the Company’s federal tax returns as filed, the Company estimates it has approximately $114 million of federal NOL carryforwards available to reduce future federal taxable income which if not utilized will begin to expire in 2026 and continue to expire at various dates thereafter. Additionally, based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has approximately $227 million of state NOL carryforwards to reduce future state taxable income which if not utilized will begin to expire in 2031 and continue to expire at various dates thereafter.

In 2020, the Company received $10.7 million of federal tax refunds of AMT credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), based on the Company’s 2019 federal income tax returns as filed, which were included as a federal tax receivable and a deferred tax asset, at December 31, 2019. In 2019, the Company received a $10.7 million federal tax refund based on the Company’s 2018 federal income tax return as filed.

The Company’s management is continuing to work closely with outside advisors on the Company’s various federal tax return matters for the numerous interrelated tax years.  The IRS typically has broad discretion to examine taxpayer tax returns, even after refunds have been paid to taxpayers, which could result in adjustments to AMT credit carryforward amounts refunded. The AMT credit carryforward amounts from prior tax years and related refund(s) received could potentially be subject to IRS or other tax authority audits. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years, and/or if they will seek repayment from the Company of any amounts already refunded as a result of an IRS review, if any.  Moreover, applicable provisions of the Code and IRS regulations permit the IRS to challenge Company tax positions and filed returns and seek recovery of refunded amounts or of additional taxes for an extended period of time after such returns are filed.

There is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. The Company can give no assurances as to the final outcome of any IRS review, if any, of the AMT credit carryforward refunds received.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

In 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for the 2012 Tax Amount that the FDIC had previously reimbursed the Company. The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in current and/or future years.

The Company’s deferred tax asset arising primarily from NOL carryforwards at December 31, 2020 and arising primarily from NOL carryforwards and AMT credit carryforwards at December 31, 2019, is as follows:

	December 31, 2020	December 31, 2019
Deferred tax asset	$38,140,000	$40,815,000
Valuation allowance	(38,140,000)	(35,445,000)
Net deferred tax asset recognized	$-	$5,370,000

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

The Defendants filed motions to dismiss, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others (“2018 Order”). Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. On April 13, 2018, AmBase filed a notice of appeal of the 2018 Order to the New York Supreme Court Appellate Division, First Judicial Department (the “Appellate Division”). On January 22, 2020, the Company filed a motion with the Appellate Division seeking to enlarge the time to perfect the Company’s appeal of the 2018 Order. On July 2, 2020, the Appellate Division granted AmBase’s motion and enlarged the time to perfect the Company’s appeal to the October 2020 Term of the Appellate Division. That appeal is fully briefed. The Appellate Division has administratively adjourned the appeal to the April 2021 Term.

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

On June 11, 2020, Defendants filed a motion with the NY Court to dismiss some of the state law claims asserted by the Company in the third amended complaint. That motion has been fully briefed and remains pending. On July 28, 2020, Plaintiffs filed a motion for leave to file a fourth amended complaint, which Defendants opposed.  The proposed complaint adds, among other things, claims arising from certain defendants’ role in the 2017 foreclosure of the junior mezzanine loan on the project. That motion has been fully briefed and remains pending. For additional information with regard to the Company’s investment in the 111 West 57th Property, including the foreclosure, see Note 3.

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

On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with Spruce to amend the complaint in the 111 West 57th Spruce Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the 111 West 57th Property, and damages, including punitive damages. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered a decision and order denying most of Spruce’s motion to dismiss the amended complaint and determined that Investment LLC sufficiently pleaded claims for declaratory relief, constructive trust and damages based on the unlawful Strict Foreclosure and aiding and abetting a breach of fiduciary duty, thus allowing Investment LLC’s action against Spruce to continue. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal to the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims. On August 26, 2020, the parties perfected their respective appeals. On March 9, 2021, the Appellate Division heard oral argument on the appeals. Those appeals remain ongoing.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortuously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Apollo Defendants filed a motion to dismiss on August 17, 2018. The Court heard oral argument on the motion to dismiss on March 12, 2019. On October 22, 2019, the NY Court entered an order dismissing the Company’s complaint in the Apollo Action in its entirety. On November 8, 2019, the NY Court entered judgment (the “Apollo Dismissal”) dismissing the Apollo Action in favor of the Apollo Defendants. On December 10, 2019, the Company filed a notice of appeal seeking the appeal of the Apollo Dismissal. On August 7, 2020, the Company perfected its appeal of the Apollo Dismissal. The appeal is fully briefed. The Appellate Division has administratively adjourned the appeal to the May 2021 Term. On January 12, 2021, the Company filed a motion to adjourn the appeal of the Apollo Dismissal to the December 2021 Term to allow sufficient time for the NY Court to hear the Company’s forthcoming motion for leave to amend the complaint based on newly discovered evidence. To the extent the NY Court grants the motion to amend the complaint, the decision would render the appeal of the Apollo Dismissal academic. The motion to adjourn the appeal is fully submitted and pending before the Appellate Division. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

On December 2, 2019, Investment LLC perfected its appeal of the Cancellation Order. On January 17, 2020, Property Owner filed its brief in response to Investment LLC’s appeal of the Cancellation Order, and, on February 7, 2020, Investment LLC filed its reply brief in further support of its appeal of the Cancellation Order. On February 5, 2020, Investment LLC and Property Owner stipulated to adjourn the oral argument on the appeal of the Cancellation Order to the Appellate Division’s April 2020 Term.  On April 6, 2020, Investment LLC and Property Owner entered into a stipulation (the “April 2020 Stipulation”) whereby the parties agreed, subject to the conditions of the April 2020 Stipulation, to adjourn the oral argument on the appeal of the Cancellation Order to the Appellate Division’s October 2020 Term. On October 30, 2020, a panel of the Appellate Division heard oral argument on the appeal of the Cancellation Order. On November 24, 2020, the Appellate Division entered a decision and order affirming the Cancellation Order.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On March 11, 2020, Investment LLC filed a motion (the “Second Stay Motion”) with the Appellate Division for a stay, pending appeal, of the Property Owner Dismissal Order, or, in the alternative, extending the Appellate Injunction Order pending the appeal of the Property Owner Dismissal Order. In addition, Investment LLC requested interim relief until the Second Stay Motion is determined by the Appellate Division. On March 12, 2020, the Appellate Division entered an order (the “Interim Stay Order”) granted interim relief to the extent of continuing the Appellate Injunction Order until the Second Stay Motion is resolved by the Appellate Division. Pursuant to the terms of the April 2020 Stipulation, Investment LLC and Property Owner agreed to resolve the Second Stay Motion by agreeing to extend the Interim Stay Order until the Appellate Division resolves the Property Owner Dismissal Appeal. In the April 2020 Stipulation, Investment LLC agreed to perfect the Property Owner Dismissal Appeal by July 10, 2020 such that the Property Owner Dismissal Appeal is heard by the Appellate Division during its October 2020 Term. On June 25, 2020, the Appellate Division granted the Second Stay Motion, extending the Appellate Injunction Order pending appeal of the Property Owner Dismissal Order, on condition that the appeal is perfected for the October 2020 Term. The Appellate Division also calendared both the appeal of the Cancellation Order and the Property Owner Dismissal Order to be heard on the same date of the October 2020 Term. On July 10, 2020, Investment LLC perfected the appeal of the Property Owner Dismissal Order. On October 30, 2020, a panel of the Appellate Division heard oral argument on the Property Owner Dismissal Appeal. On November 24, 2020, the Appellate Division entered a decision and order affirming the Property Owner Dismissal Order, and effectively dissolving the Appellate Injunction Order. In accordance with the Appellate Division’s affirmance of the Property Owner Dismissal Order, the Property Owner Action has been dismissed. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 9 – Litigation Funding Agreement

In 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings relating to the Company’s equity investment in the 111 West 57th Property, (the “Litigation Fund Amount”).

After receiving substantial AMT credit carryforward refunds in 2019, in light of the Company’s improved liquidity, in April 2019 the Company’s Board of Directors (the “Board”) authorized the establishment of a Special Committee of the Board (the “Special Committee”) to evaluate and negotiate possible changes to the LFA. The Special Committee was comprised exclusively of the independent directors on the Board.

In 2019, after receiving approval from the Special Committee, the Company and Mr. R. A. Bianco entered into an amendment to the LFA (the “Amendment”) which provides for the following: (i) the repayment of $3,672,000 in funds previously provided to the Company by Mr. R. A. Bianco pursuant to the LFA (the “Advanced Amount”), (ii) the release of Mr. R. A. Bianco from all further funding obligations under the LFA, and (iii) a modification of the relative distribution between Mr. R. A. Bianco and the Company of any Litigation Proceeds received by the Company from the 111 West 57th Litigation, as described below.

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

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated December 31, 2020, through the report issuance date. The Company has events, subsequent to December 31, 2020, and through the date these consolidated financial statements were issued, as further discussed herein.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers and directors required by this item will be set forth in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2021, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2020 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2021, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2020 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

Plan not approved by stockholders

None.

For other information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2021, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2020 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2021, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2020 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm”, “Independent Registered Public Accountant Matters,” in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 3, 2021, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2020 fiscal year.

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

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

101.1*
The following financial statements from AmBase Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

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
Date: March 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO	/s/JOHN FERRARA
Chairman, President,	Vice President, Chief Financial Officer and Controller
Chief Executive Officer and Director	(Principal Financial and Accounting Officer)
Date: March 24, 2021	Date: March 24, 2021

/s/ALESSANDRA F. BIANCO	/s/RICHARD A. BIANCO, JR.
Director	Director
Date: March 24, 2021	Date: March 24, 2021

/s/JERRY Y. CARNEGIE	/s/KENNETH M. SCHMIDT
Director	Director
Date: March 24, 2021	Date: March 24, 2021

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco Chairman, President and Chief Executive Officer AmBase Corporation	Alessandra F. Bianco Senior Officer BARC Investments, LLC	Richard A. Bianco, Jr. Employee AmBase Corporation & Officer BARC Investments, LLC	Jerry Y. Carnegie Private Investor	Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco Chairman, President and Chief Executive Officer	John Ferrara Vice President, Chief Financial Officer and Controller	Joseph R. Bianco Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2021 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 3, 2021, at:

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

Independent Registered Public Accountants Marcum LLP Maritime Center 555 Long Wharf Drive New Haven, CT 06511	Number of Stockholders As of February 26, 2021, there were, approximately 6,600 stockholders.