Form 10-Q
period 2021-03-31
AMBASE CORP
filed 2021-05-11
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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
YES	☒	NO	☐

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

At April 30, 2021, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2021

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2021	2020
Operating expenses:
Compensation and benefits	$417	$419
Professional and outside services	1,135	920
Property operating and maintenance	9	8
Insurance	61	43
Other operating	13	29
Total operating expenses	1,635	1,419
Operating income (loss)	(1,635)	(1,419)

Interest income	1	2
Income (loss) before income taxes	(1,634)	(1,417)

Income tax expense (benefit)	1	1
Net income (loss)	$(1,635)	$(1,418)

Net income (loss) per common share - basic	$(0.04)	$(0.03)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	March 31, 2021	December 31, 2020
Cash and cash equivalents	$6,547	$7,925

Other assets	33	65
Total assets	$6,580	$7,990

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$608	$383

Total liabilities	608	383
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2021 and 85,000 authorized in 2020, 46,410 issued and 40,738 outstanding in 2021 and 46,410 issued and 40,738 outstanding in 2020)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(537,628)	(535,993)
Treasury stock, at cost – 2021 - 5,672 shares; and 2020 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	5,972	7,607

Total liabilities and stockholders’ equity	$6,580	$7,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2021	$464	$548,304	$(535,993)	$(5,168)	$7,607
Net income (loss)	-	-	(1,635)	-	(1,635)
March 31, 2021	$464	$548,304	$(537,628)	$(5,168)	$5,972

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2020	$464	$548,304	$(530,389)	$(5,168)	$13,211
Net income (loss)	-	-	(1,418)	-	(1,418)
March 31, 2020	$464	$548,304	$(531,807)	$(5,168)	$11,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income (loss)	$(1,635)	$(1,418)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Federal income tax receivable	-	5,371
Other assets	32	16
Accounts payable and accrued liabilities	225	295
Net cash provided (used) by operating activities	(1,378)	4,264
Net change in cash and cash equivalents	(1,378)	4,264
Cash and cash equivalents at beginning of period	7,925	2,851
Cash and cash equivalents at end of period	$6,547	$7,115
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$5,371
Supplemental disclosure of non-cash operating activities:
Deferred tax asset reclassified to federal income tax receivable	$-	$5,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2020.

In 2020, the Company received federal tax refunds based on the Company’s 2019 federal income tax returns as filed.  For additional information see Note 5.

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

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6.

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

For additional information regarding the Company’s 111 West 57th Property equity investment, events leading up to the Strict Foreclosure, the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see herein below and Note 6.

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

In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC.  For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 6.

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

Around this time, Apollo provided loan forbearances to the borrowers and guarantors in order to allow the Sponsor time (while the building continued to be built) to raise the additional financing that Sponsor claimed would be needed in order to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold a portion of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC, 111 W57 Mezz Investor, LLC (“Spruce”) (the “Junior Mezzanine Loan”).

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

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “111 West 57th Spruce Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action. For additional information with regard to the Spruce Action, see Note 6.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortiously interfered with the JV Agreement. For additional information with regard to the Apollo Action, see Note 6.

For information concerning additional legal proceedings relating to the 111 West 57th Property, see Note 6.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 6.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2021	March 31, 2020
Company matching contributions	$57	$57
Employer match %	100%	100%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 - Income Taxes

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

The Company recorded an income tax expense of $1,000 for the three months ended March 31, 2021.  The Company recognized an income tax expense of $1,000 for the three months ended March 31, 2020.  State income tax amounts for the three months ended March 31, 2021 and March 31, 2020, are attributable to a provision for a tax on capital imposed by the state jurisdictions.

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

In 2020, the Company received $10.7 million of federal tax refunds of AMT credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), based on the Company’s 2019 federal income tax returns as filed.

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

The Company has a deferred tax asset arising primarily from NOL carryforwards. The Company has a full valuation allowance on the deferred tax asset amounts, as management has no basis to conclude that realization is more likely than not.  Management does not believe that any significant changes in unrecognized income tax benefits are expected to occur over the next year.

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

Note 6 - Legal Proceedings

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the Sponsor”), Kevin Maloney, Michael Stern, and various members and affiliates (collectively, “Defendants”) and nominal defendant 111 West 57th Partners LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

The Defendants filed a motion to dismiss an earlier complaint, and on January 12, 2018, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others (“2018 Order”). Among other claims that the NY Court declined to dismiss was AmBase’s claim that the Defendants violated the implied covenant of good faith and fair dealing by frustrating AmBase’s Equity Put Right. Claims that the NY Court dismissed included AmBase’s claim that the Defendants breached their contract with AmBase by financing capital contributions for the project through funds obtained from third parties. On January 16, 2018, some of the Defendants wrote to the NY Court suggesting that the opinion contained certain clerical errors and was missing a page. On January 18, 2018, the NY Court removed its previous opinion from the docket and on January 29, 2018, posted a revised opinion. On April 13, 2018, AmBase filed a notice of appeal of the 2018 Order to the New York Supreme Court Appellate Division, First Judicial Department (the “Appellate Division”). On January 22, 2020, the Company filed a motion with the Appellate Division seeking to enlarge the time to perfect the Company’s appeal of the 2018 Order, in light of an intervening removal to and remand from federal court. On July 2, 2020, the Appellate Division granted AmBase’s motion and enlarged the time to perfect the Company’s appeal to the October 2020 Term of the Appellate Division. On April 29, 2021, the Appellate Division affirmed Justice Bransten’s dismissal of the claims on appeal, while the claims that were not previously dismissed remain pending in the trial court.

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

On July 26, 2017, the NY Court issued a temporary restraining order barring Spruce from accepting the collateral, pending a preliminary injunction hearing scheduled for August 14, 2017. Spruce and the Sponsor subsequently filed papers in opposition to the request for a preliminary injunction and cross-motions to dismiss and quash subpoenas. On August 14, 2017, the NY Court postponed the hearing until August 28, 2017, keeping the temporary restraining order preventing a Strict Foreclosure in effect until the August 28, 2017 hearing. Subsequently, the Company filed a response brief in support of their request for injunctive relief halting the Strict Foreclosure process and in opposition to the motions to quash the subpoenas.

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

On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with Spruce to amend the complaint in the 111 West 57th Spruce Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the 111 West 57th Property, and damages, including punitive damages. The amended complaint does not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered a decision and order granting in part and denying in part Spruce’s motion to dismiss the amended complaint. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal to the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims. On March 30, 2021, the Appellate Division issued a decision and order revising the January 29, 2020, order by reinstating Investment LLC’s derivative claim for breach of the covenant of good faith and fair dealing and dismissing the remaining claims.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

While the appeal was pending, the parties to the 111 West 57th Spruce Action conducted discovery. On April 13, 2021, Investment LLC moved for leave to file a Second Amended Complaint to (1) bolster its factual allegations against the existing Defendant, (2) add claims against Spruce Capital Partners, Joshua Crane, Robert Schwartz, Arthur Becker and his affiliates, Apollo and its affiliates, and AIG and its affiliates. That motion remains pending, and discovery remains ongoing.

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

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleges that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortiously interfered with the JV Agreement. The Company is seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Apollo Defendants filed a motion to dismiss on August 17, 2018. On October 22, 2019, the NY Court entered an order dismissing the Company’s complaint in the Apollo Action in its entirety. On November 8, 2019, the NY Court entered judgment (the “Apollo Dismissal”) dismissing the Apollo Action in favor of the Apollo Defendants. On December 10, 2019, the Company filed a notice of appeal seeking the appeal of the Apollo Dismissal. On August 7, 2020, the Company perfected its appeal of the Apollo Dismissal. After Investment LLC filed its motion to amend the complaint in the 111 West 57th Spruce Action to add claims against Apollo, the parties to the Apollo Action filed a stipulation to withdraw the appeal in the Apollo Action. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Note 7 – Litigation Funding Agreement

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

Note 8 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2021, through the filing of these interim financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At March 31, 2021, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

In 2020, the Company received federal tax refunds based on the Company’s 2019 federal income tax return as filed.  For additional information see herein and Part I – Item 1 – Note 5 to the Company’s unaudited condensed consolidated financial statements.

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

For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at March 31, 2021, aggregated $6,580,000, consisting principally of cash and cash equivalents of $6,547,000.  At March 31, 2021, the Company’s liabilities aggregated $608,000.  Total stockholders’ equity was $5,972,000.

In 2020, the Company received $10.7 million of federal tax refunds of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), based on the Company’s 2019 federal income tax returns as filed. The Company’s management is continuing to work closely with outside advisors on the Company’s various federal tax return matters for the numerous interrelated tax years.  For additional information see herein and Part I – Item 1 – Note 5 to the Company’s unaudited condensed consolidated financial statements.

In 2019, the Company received a letter from the Federal Deposit Insurance Corporation (“FDIC”), requesting the Company reimburse the FDIC for 2012 federal taxes of approximately $501,000 that the FDIC had previously reimbursed the Company, pursuant to a 2012 settlement agreement which was approved by the United States Court of Federal Claims (the “Court of Federal Claims”) in October 2012 (the “2012 Tax Amount”). The Company is currently reviewing the FDIC request, along with the SGW 2012 Settlement Agreement and Court of Federal Claims August 2013 ruling, with its outside legal and tax advisors. The Company is unable to predict at this time whether the 2012 Tax Amount is refundable back to the FDIC in current and/or future years. For additional information, see Part I – Item 1 – Note 5 to the Company’s unaudited condensed consolidated financial statements.

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

As noted herein above, in June 2013, the Company purchased an equity interest in the 111 West 57th Property. The Company is engaged in material disputes and litigation with regard to the 111 West 57th Property. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has several legal proceedings pending against various parties with regard to the 111 West 57th Street Property. For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

In 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R. A. Bianco. Pursuant to the LFA, Mr. R. A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings related to the Company’s equity investment in the 111 West 57th Street Property. In 2019, the Company and Mr. R. A. Bianco entered into an amendment to the LFA (the “Amendment). For additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment, see Part I – Item 1 – Note 7 to the Company’s unaudited condensed consolidated financial statements.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2021, cash of $1,378,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the three months ended March 31, 2020, cash of $4,264,000 was provided by operations as a result of the federal tax refund received in March 2020, partially offset by the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of March 31, 2021 increased from December 31, 2020, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of March 31, 2021.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2021 vs. the Three Months Ended March 31, 2020

The Company recorded a net loss of $1,635,000 or $0.04 per share in the three months ended March 31, 2021, compared to a net loss of $1,418,000, or $0.03 per share in the respective 2020 period.

Compensation and benefits decreased slightly to $417,000 in the three months ended March 31, 2021, compared to $419,000 in the respective 2020 period.  The decrease in the 2021 three-month period is due to a decrease in compensation expense recorded in the 2021 period versus compensation expense in 2020 period.  No stock based compensation expense was recorded in the three months ended March 31, 2021 or March 31, 2020.

Professional and outside services increased to $1,135,000 in the three months ended March 31, 2021, compared to $920,000 in the respective 2020 period.  The increase in the 2021 period as compared to the 2020 period is principally the result of a higher level of legal and professional fees incurred in 2021 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.

Property operating and maintenance expenses were generally at similar levels for the three months ended March 31, 2021, compared to the respective March 31, 2020 period.

Insurance expenses increased to $61,000 for the three months ended March 31, 2021, compared with $43,000 for the three months ended March 31, 2020. The increase is due to a slight increase in insurance premium costs in the three months ended March 31, 2021, compared to the respective 2020 period.

Other operating expenses decreased to $13,000 in the three months ended March 31, 2021, compared with $29,000 in the respective 2020 period, due to a lower level of other expenses in the 2021 period.

Interest income in the three months ended March 31, 2021, decreased to $1,000 from $2,000 in the respective 2020 period.  The decreased interest income is due to slightly lower interest rates in the 2021 period versus the 2020 period.

The Company recorded an income tax provision of $1,000 for the three month period ended March 31, 2021, and an income tax provision of $1,000 for the three months ended March 31, 2020 which reflects a provision for a tax on capital imposed by the state jurisdictions.

Income taxes applicable to operating income (loss) are generally determined by applying the estimated effective annual income tax rates to pretax income (loss) for the year-to-date interim period.  Income taxes applicable to unusual or infrequently occurring items are provided in the period in which such items occur.

For additional information including a discussion of income tax matters, see Part I – Item 1 – Note 5 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2021.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings, see Part I - Item 1 - Note 6 – to the Company’s unaudited condensed consolidated financial statements.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a. Not applicable
b. Not applicable
c. None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2021 period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*	The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL: (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 11, 2021