Form 10-Q
period 2021-06-30
AMBASE CORP
filed 2021-08-10
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

At July 30, 2021, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2021

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Compensation and benefits	$345	$328	$762	$747
Professional and outside services	812	566	1,947	1,486
Property operating and maintenance	2	3	11	11
Insurance	63	43	124	86
Other operating	12	27	25	56
Total operating expenses	1,234	967	2,869	2,386
Operating income (loss)	(1,234)	(967)	(2,869)	(2,386)

Interest income	-	4	1	6
Income (loss) before income taxes	(1,234)	(963)	(2,868)	(2,380)

Income tax expense (benefit)	-	1	1	2
Net income (loss)	$(1,234)	$(964)	$(2,869)	$(2,382)

Net income (loss) per common share - basic	$(0.03)	$(0.02)	$(0.07)	$(0.06)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	June 30, 2021	December 31, 2020
Cash and cash equivalents	$5,193	$7,925

Other assets	-	65
Total assets	$5,193	$7,990

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$455	$383

Total liabilities	455	383
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized - 2021 and 85,000 authorized - 2020, 46,410 issued and 40,738 outstanding - 2021 and 46,410 issued and 40,738 outstanding - 2020)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(538,862)	(535,993)
Treasury stock, at cost – 2021 - 5,672 shares; and 2020 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	4,738	7,607

Total liabilities and stockholders’ equity	$5,193	$7,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2021	$464	$548,304	$(535,993)	$(5,168)	$7,607
Net income (loss)	-	-	(1,635)	-	(1,635)
March 31, 2021	464	548,304	(537,628)	(5,168)	5,972
Net income (loss)	-	-	(1,234)	-	(1,234)
June 30, 2021	$464	$548,304	$(538,862)	$(5,168)	$4,738

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2020	$464	$548,304	$(530,389)	$(5,168)	$13,211
Net income (loss)	-	-	(1,418)	-	(1,418)
March 31, 2020	464	548,304	(531,807)	(5,168)	11,793
Net income (loss)	-	-	(964)	-	(964)
June 30, 2020	$464	$548,304	$(532,771)	$(5,168)	$10,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income (loss)	$(2,869)	$(2,382)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Federal income tax receivable – refund received	-	5,371
Other assets	65	33
Accounts payable and accrued liabilities	72	(27)
Net cash provided (used) by operating activities	(2,732)	2,995
Net change in cash and cash equivalents	(2,732)	2,995
Cash and cash equivalents at beginning of period	7,925	2,851
Cash and cash equivalents at end of period	$5,193	$5,846
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$5,371
Supplemental disclosure of non-cash operating activities:
Deferred tax asset reclassified to federal income tax receivable	$-	$5,370

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

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that based on its current level of operating expenses its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern, and various members and affiliates, Liberty Mutual Insurance Company, and Liberty Mutual Fire Insurance Company (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 6.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Company matching contributions	$11	$18	$68	$75
Employer match %	100%	100%	100%	100%

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

The Company recorded an income tax expense of $- and $1,000 for the three months and six months ended June 30, 2021, respectively. The Company recognized an income tax expense of $1,000 and $2,000 for the three months and six months ended June 30, 2020, respectively. State income tax amounts for the six months ended June 30, 2021 and the three months and six months ended June 30, 2020, reflect a provision for a tax on capital imposed by the state jurisdictions.

In 2020, the Company received federal tax refunds of AMT credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), based on the Company’s 2019 federal income tax returns as filed.

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the Sponsor”), Kevin Maloney, Michael Stern, and various members and affiliates, Liberty Mutual Insurance Company, and Liberty Mutual Fire Insurance Company (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
On June 11, 2020, Defendants filed a motion with the NY Court to dismiss some of the state law claims asserted by the Company in the third amended complaint. On July 28, 2020, Plaintiffs filed a motion for leave to amend the third amended complaint, which Defendants opposed. The proposed complaint adds, among other things, claims arising from certain defendants’ role in the 2017 foreclosure of the junior mezzanine loan on the project. On July 22, 2021, the NY Court granted Plaintiffs leave to amend and denied the motion to dismiss without prejudice as moot in light of the Court’s decision granting Plaintiffs leave to amend. On July 29, 2021, Plaintiffs filed their fourth amended complaint. For additional information with regard to the Company’s investment in the 111 West 57th Property, including the foreclosure, see Note 3.

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

In January 2019, the Appellate Division issued a decision that resolves the Company’s appeal from the order denying a preliminary injunction and dismissing its claims. The Appellate Division affirmed the decision below in part and otherwise dismissed the appeal. It noted that the Company should be allowed to move for leave to amend to state claims for damages and/or the imposition of a constructive trust, as the dismissal of the Company’s claims was without prejudice.

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

Note 8 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2021, through the filing of these interim financial statements.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At June 30, 2021, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at June 30, 2021, aggregated $5,193,000, consisting principally of cash and cash equivalents of $5,193,000.  At June 30, 2021, the Company’s liabilities aggregated $455,000.  Total stockholders’ equity was $4,738,000.

In 2020, the Company received federal tax refunds of alternative minimum tax (“AMT”) credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), based on the Company’s 2019 federal income tax returns as filed. The Company’s management is continuing to work closely with outside advisors on the Company’s various federal tax return matters for the numerous interrelated tax years.  For additional information see herein and Part I – Item 1 – Note 5 to the Company’s unaudited condensed consolidated financial statements.

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

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date.  Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

For the six months ended June 30, 2021, cash of $2,732,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the six months ended June 30, 2020, cash of $2,995,000 was provided by operations as a result of the federal tax refund received in 2020, partially offset by the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of June 30, 2021 increased from December 31, 2020, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of June 30, 2021.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2021 vs. the Three Months and Six Months Ended June 30, 2020

The Company recorded a net loss of $1,234,000 or $0.03 per share and $2,869,000 or $0.07 per share in the three months and six months ended June 30, 2021, respectively, compared to a net loss of $964,000 or $0.02 per share and a net loss of $2,382,000 or $0.06 per share in the respective 2020 periods.

Compensation and benefits increased to $345,000 and $762,000 in the three months and six months ended June 30, 2021, respectively, compared to $328,000 and $747,000 in the respective 2020 periods.  The increase in the 2021 three month and six month periods is due to an increase in benefit costs in the 2021 periods versus the comparable 2020 periods.

Professional and outside services increased to $812,000 and $1,947,000 in the three months and six months ended June 30, 2021, respectively, compared to $566,000 and $1,486,000 in the respective 2020 periods.  The increase in the 2021 periods as compared to the 2020 periods is principally the result of a higher level of legal and professional fees incurred in 2021 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $2,000 and $11,000 for the three months and six months ended June 30, 2021, respectively, compared to $3,000 and $11,000 in the respective 2020 periods.  The slight decrease in the 2021 three month period versus 2020 period is primarily due to a general decrease in costs.

Insurance expenses were $63,000 and $124,000 in the three months and six months ended June 30, 2021, respectively, compared to $43,000 and $86,000 in the respective 2020 periods.  The increase in the three months and six months ended June 30, 2021, is generally due to an increase in insurance premium costs.

Other operating expenses were $12,000 and $25,000 in the three and six months ended June 30, 2021, respectively, compared with $27,000 and $56,000 in the respective 2020 periods.  The decrease in the 2021 periods compared to the June 30, 2020 three and six month periods is due to a generally lower level of related expenses in the 2021 periods.

Interest income in the three months and six months ended June 30, 2021, decreased to $- and $1,000, respectively from $4,000 and $6,000 in the respective 2020 periods.  The decreased interest income is due to a lower interest rate yield on cash equivalents in 2021 versus 2020.

The Company recognized an income tax expense of $- and $1,000 for the three months and six months ended June 30, 2021, respectively compared with an income tax expense of $1,000 and $2,000 for the three months and six months ended June 30, 2020, respectively.  State income tax amounts for the six months ended June 30, 2021, and for the three months and six months ended June 30, 2020, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2021.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2021 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 10, 2021