Form 10-Q
period 2021-09-30
AMBASE CORP
filed 2021-11-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

At October 31, 2021, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2021

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Compensation and benefits	$336	$328	$1,098	$1,075
Professional and outside services	836	1,049	2,783	2,535
Property operating and maintenance	3	5	14	16
Insurance	68	100	192	186
Other operating	21	12	46	68
Total operating expenses	1,264	1,494	4,133	3,880
Operating income (loss)	(1,264)	(1,494)	(4,133)	(3,880)

Interest income	-	1	1	7
Income (loss) before income taxes	(1,264)	(1,493)	(4,132)	(3,873)

Income tax expense (benefit)	-	(30)	1	(28)
Net income (loss)	$(1,264)	$(1,463)	$(4,133)	$(3,845)

Net income (loss) per common share - basic	$(0.03)	$(0.04)	$(0.10)	$(0.09)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	September 30, 2021	December 31, 2020
Cash and cash equivalents	$4,043	$7,925

Other assets	120	65
Total assets	$4,163	$7,990

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$689	$383

Total liabilities	689	383
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized - 2021 and 85,000 authorized - 2020, 46,410 issued and 40,738 outstanding - 2021 and 46,410 issued and 40,738 outstanding - 2020)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(540,126)	(535,993)
Treasury stock, at cost – 2021 - 5,672 shares; and 2020 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	3,474	7,607

Total liabilities and stockholders’ equity	$4,163	$7,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2021	$464	$548,304	$(535,993)	$(5,168)	$7,607
Net income (loss)	-	-	(1,635)	-	(1,635)
March 31, 2021	464	548,304	(537,628)	(5,168)	5,972

Net income (loss)	-	-	(1,234)	-	(1,234)
June 30, 2021	464	548,304	(538,862)	(5,168)	(4,738)

Net income (loss)	-	-	(1,264)	-	(1,264)
September 30, 2021	$464	$548,304	$(540,126)	$(5,168)	$3,474

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2020	$464	$548,304	$(530,389)	$(5,168)	$13,211
Net income (loss)	-	-	(1,418)	-	(1,418)
March 31, 2020	464	548,304	(531,807)	(5,168)	11,793

Net income (loss)	-	-	(964)	-	(964)
June 30, 2020	464	548,304	(532,771)	(5,168)	10,829

Net income (loss)	-	-	(1,463)	-	(1,463)
September 30, 2020	$464	$548,304	$(534,234)	$(5,168)	$9,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income (loss)	$(4,133)	$(3,845)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Federal income tax receivable – refund received	-	10,741
Other assets	(55)	(32)
Accounts payable and accrued liabilities	306	171
Net cash provided (used) by operating activities	(3,882)	7,035

Net change in cash and cash equivalents	(3,882)	7,035
Cash and cash equivalents at beginning of period	7,925	2,851

Cash and cash equivalents at end of period	$4,043	$9,886
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$10,741
Supplemental disclosure of non-cash operating activities:
Deferred tax asset reclassified to federal income tax receivable	$-	$5,370

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

The Company has incurred operating losses for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that based on its current level of operating expenses its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Company matching contributions	$10	$4	$78	$79
Employer match %	100%	100%	100%	100%

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

The Company recorded an income tax expense of $- and $1,000 for the three months and nine months ended September 30, 2021, respectively.  State income tax amounts for the nine months ended September 30, 2021 reflects a provision for a tax on capital imposed by the state jurisdictions.

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase and certain of its subsidiaries and affiliates (collectively, the "Plaintiffs") initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the Sponsor”), Kevin Maloney, Michael Stern, and various members and affiliates, Liberty Mutual Insurance Company, and Liberty Mutual Fire Insurance Company (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

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

On July 29, 2021, Plaintiffs filed their fourth amended complaint. On September 3, 2021, Defendants submitted a motion to dismiss the fourth amended complaint in part. Plaintiffs opposed the motion, and it was fully submitted as of October 13, 2021, and the court heard argument on October 27, 2021.

On September 30, 2021, the Liberty Mutual defendants answered the fourth amended complaint and filed a counterclaim against the Company’s subsidiaries for specific performance of a pledge agreement securing certain insurance policies issued for the Project. Plaintiffs replied to those counterclaims on October 20, 2021. For additional information with regard to the Company’s investment in the 111 West 57th Property, including the foreclosure, see Note 3.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
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
While the appeal was pending, the parties to the 111 West 57th Spruce Action conducted discovery. On April 13, 2021, Investment LLC moved for leave to file a Second Amended Complaint to (1) bolster its factual allegations against the existing Defendant, (2) add claims against Spruce Capital Partners, Joshua Crane, Robert Schwartz, Arthur Becker and his affiliates, Apollo and its affiliates, and AIG and its affiliates. On September 30, 2021, the Court granted the motion, and Investment LLC filed its Second Amended Complaint on the same day.

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

Note 8 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2021, through the filing of these interim financial statements.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At September 30, 2021, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at September 30, 2021, aggregated $4,163,000, consisting principally of cash and cash equivalents of $4,043,000.  At September 30, 2021, the Company’s liabilities aggregated $689,000.  Total stockholders’ equity was $3,474,000.

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

The Company has incurred operating losses for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date.  Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

As noted herein, in June 2013, the Company purchased an equity interest in the 111 West 57th Property. The Company is engaged in material disputes and litigation with regard to the 111 West 57th Property. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has several legal proceedings pending against various parties with regard to the 111 West 57th Street Property. For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017 and the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

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

For the nine months ended September 30, 2021, cash of $3,882,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the nine months ended September 30, 2020, cash of $7,035,000 was provided by operations as a result of the federal tax refunds received in 2020, partially offset by the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of September 30, 2021 increased from December 31, 2020, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of September 30, 2021.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2021 vs. the Three Months and Nine Months Ended September 30, 2020

The Company recorded a net loss of $1,264,000 or $0.03 per share and $4,133,000 or $0.10 per share in the three months and nine months ended September 30, 2021, respectively, compared to a net loss of $1,463,000 or $0.04 per share and a net loss of $3,845,000 or $0.09 per share in the respective 2020 periods.

Compensation and benefits increased to $336,000 and $1,098,000 in the three months and nine months ended September 30, 2021, respectively, compared to $328,000 and $1,075,000 in the respective 2020 periods.  The increase in the 2021 three month and nine month periods is due to an increase in benefit costs in the 2021 periods versus the comparable 2020 periods.

Professional and outside services were $836,000 and $2,783,000 in the three months and nine months ended September 30, 2021, respectively, compared to $1,049,000 and $2,535,000 in the respective 2020 periods.  The changes in the 2021 periods as compared to the 2020 periods is principally the result of the amount and timing of legal and professional fees incurred in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $3,000 and $14,000 for the three months and nine months ended September 30, 2021, respectively, compared to $5,000 and $16,000 in the respective 2020 periods.  The slight decrease in the 2021 three and nine month periods versus 2020 periods is primarily due to a general decrease in costs.

Insurance expenses were $68,000 and $192,000 in the three months and nine months ended September 30, 2021, respectively, compared to $100,000 and $186,000 in the respective 2020 periods.  The changes in the 2021 periods compared to the September 30, 2020 respective periods is generally due to the timing of the payment of insurance related expenses in the 2021 three month period and a slight increase in the overall level of related expenses in the 2021 nine month period.

Other operating expenses were $21,000 and $46,000 in the three and nine months ended September 30, 2021, respectively, compared with $12,000 and $68,000 in the respective 2020 periods.  The changes in the 2021 periods compared to the September 30, 2020 respective periods is generally due to the timing of the payment of related expenses in the 2021 three month period and a lower overall level of related expenses in the 2021 nine month period.

Interest income in the three months and nine months ended September 30, 2021, decreased to $- and $1,000, respectively from $1,000 and $7,000 in the respective 2020 periods.  The decreased interest income is mainly due to a lower interest rate yield on cash equivalents in 2021 versus 2020.

The Company recognized an income tax expense of $- and $1,000 for the three months and nine months ended September 30, 2021, respectively.  State income tax amounts for the nine months ended September 30, 2021, reflects a provision for a tax on capital imposed by the state jurisdictions.

The Company recorded an income tax benefit of $30,000 and $28,000 for the three months and nine months ended September 30, 2020, respectively.  The income tax benefit for the three month and nine month period ended September 30, 2020, includes an additional refund of $30,000 received in August 2020 relating to the AMT credit carryforwards.  State income tax amounts for the nine months ended September 30, 2020, include a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2021.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings, see Part I - Item 1 - Note 6 to the Company’s unaudited condensed consolidated financial statements.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2021 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

Date:	November 9, 2021