Form 10-K
period 2021-12-31
AmBase Corp
filed 2022-03-25
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Yes   ☐   No  ☒

At February 28, 2022, there were 40,737,751 shares of registrant’s Common Stock outstanding.  At June 30, 2021, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by non-affiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.28 per share was approximately $7 million.  The Common Stock constitutes the registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, page 37.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2021

PART I

ITEM 1.	BUSINESS

General

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2021, the Company’s assets consisted primarily of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

In 2020 and 2019, the Company received federal tax refunds based on the Company’s federal income tax returns as filed. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

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

The executive office of the Company is located at 7857 West Sample Road, Suite 134, Coral Springs, Florida 33065.  The Company had four (4) full-time and two (2) part-time employees at December 31, 2021.

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

Operating Risks

Going Concern

The Company has incurred operating losses and used cash for operating activities for the past several years. In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). The Company has also made significant investments in the 111 West 57th Street Property in 2013, 2014 and 2015. The Company is engaged in material disputes and litigation with the sponsors of the joint venture (the “Sponsor”) and a mezzanine lender to the joint venture (“Spruce”). The Company recorded an impairment of its equity investment in the 111 West 57th Property in the full year period ended December 31, 2017. See Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements for additional information regarding this impairment charge and the legal proceedings relating to the Company’s investment in the 111 West 57th Property. The carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash and financial resources may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of assets or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources. There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or sell any of its assets or raise capital on terms acceptable to the Company, if at all.

The Company has incurred operating losses over the last several years and may not be able to achieve or maintain profitability.

We expect our operating expenses in 2022 will remain relatively close to our most recent levels, although there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable.

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

Preventative measures taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities, may have a material adversely effect on the business, income, cash flow, results of operations and financial condition of the Company, including the 111 West 57th Street Property, including without limitation a reduction in demand and sales prices and increased management and health maintenance costs.

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

As of February 28, 2022, there were approximately 6,200 beneficial owners of the Company’s Common Stock.

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2021 or 2020. For additional information see Part II - Item 8 - Note 5 to the Company’s consolidated financial statements.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2021, the Company’s assets consisted primarily of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at December 31, 2021, aggregated $3,083,000, consisting principally of cash and cash equivalents of $3,003,000.  At December 31, 2021, the Company’s liabilities aggregated $684,000.  Total stockholders’ equity was $2,399,000.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of assets or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources.  There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or sell any of its assets or raise capital on terms acceptable to the Company, if at all.

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

For the year ended December 31, 2021, cash of $4,922,000 was used by operations for the payment of operating expenses and prior year accruals.

For the year ended December 31, 2020, cash of $5,074,000 was provided by operations as a result of the federal tax refunds received in 2020, partially offset by the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of December 31, 2021, increased as compared to December 31, 2020. The amounts in the respective years are principally related to accruals for legal expenses in connection with the 111 West 57th Property legal proceedings, which were paid in the subsequent year.

There are no material commitments for capital expenditures as of December 31, 2021.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded a net loss of $5,208,000 or $0.13 per share for the year ended December 31, 2021.  For the year ended December 31, 2020, the Company recorded a net loss of $5,604,000 or $0.14 per share.

Compensation and benefits decreased to $1,506,000 in 2021 from $1,982,000 in 2020.  The decreased amount in 2021 as compared to 2020 is primarily due to a decrease in incentive compensation payments in 2021 versus 2020.

Professional and outside services expenses increased to $3,358,000 in 2021 from $3,341,000 in 2020.  The increase in 2021 as compared to 2020 is principally the result of slightly higher level of legal and professional fees incurred in 2021 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

Property operating and maintenance expenses decreased to $15,000 in 2021 from $18,000 in 2020.  The decrease is primarily due to a slight decrease in property operating and maintenance expenses in 2021 versus 2020.

Insurance expenses increased to $261,000 in 2021, compared with $211,000 in 2020.  The increase is primarily due to an increase in insurance premium costs.

Other operating expenses decreased slightly to $68,000 in 2021 compared with $88,000 in 2020 due to a general lower level of expenses in 2021 versus 2020.

Interest income in 2021 decreased to $1,000 compared to $8,000 in 2020. The decreased interest income is due to a lower level of cash equivalents on hand in 2021 versus 2020.

For the year ended December 31, 2021, the Company recorded an income tax expense of $1,000 attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

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

Income Tax Audits:  The Company’s federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the NOL carryforwards and of AMT credits currently available.  In connection with the IRS examination of the Company’s 2012 federal income tax return, the IRS accepted the Company’s federal NOL loss carryforward deductions from 1997 through 2006 which were utilized as part of the Company’s 2012 federal income tax return to reduce the Company’s 2012 federal taxable income.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2018.

Deferred Tax Assets:  As of December 31, 2021 and 2020, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods.  A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 7 to the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)

To the Shareholders and Board of Directors of
AmBase Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hartford, Connecticut
March 25, 2022

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020
Operating expenses:
Compensation and benefits	$1,506	$1,982
Professional and outside services	3,358	3,341
Property operating and maintenance	15	18
Insurance	261	211
Other operating	68	88
Total operating expenses	5,208	5,640
Operating income (loss)	(5,208)	(5,640)

Interest income	1	8
Income (loss) before income taxes	(5,207)	(5,632)

Income tax expense (benefit)	1	(28)
Net income (loss)	$(5,208)	$(5,604)

Net income (loss) per common share - basic	$(0.13)	$(0.14)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2021	December 31, 2020
Cash and cash equivalents	$3,003	$7,925

Other assets	80	65
Total assets	$3,083	$7,990

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$684	$383

Total liabilities	684	383
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2021 and 85,000 authorized in 2020, 46,410 issued and 40,738 outstanding in 2021 and 46,410 issued and 40,738 outstanding in 2020)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(541,201)	(535,993)
Treasury stock, at cost – 2021 - 5,672 shares; and 2020 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	2,399	7,607

Total liabilities and stockholders’ equity	$3,083	$7,990

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2021 and 2020

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2020	$464	$548,304	$(530,389)	$(5,168)	$13,211
Net income (loss)	-	-	(5,604)	-	(5,604)
December 31, 2020	464	548,304	(535,993)	(5,168)	7,607

Net income (loss)	-	-	(5,208)	-	(5,208)
December 31, 2021	$464	$548,304	$(541,201)	$(5,168)	$2,399

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income (loss)	$(5,208)	$(5,604)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Federal income tax receivable – refunds received	-	10,741
Other assets	(15)	(32)
Accounts payable and accrued liabilities	301	(31)
Net cash provided (used) by operating activities	(4,922)	5,074

Net change in cash and cash equivalents	(4,922)	5,074
Cash and cash equivalents at beginning of year	7,925	2,851
Cash and cash equivalents at end of year	$3,003	$7,925
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$10,741

Supplemental cash flow disclosure of non-cash operating activities:
Deferred tax asset reclassified to federal income tax receivable	$-	$5,370

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Going Concern

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2021, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of assets or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources. There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or sell any of its assets or raise capital on terms acceptable to the Company, if at all.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

New Accounting Pronouncements

There are no new accounting pronouncements that would likely materially affect the Company’s consolidated financial statements.

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

In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern and various members and affiliates, Liberty Mutual Insurance Company, and Liberty Mutual Fire Insurance Company (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8.

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

For information concerning additional legal proceedings relating to the 111 West Property, see Note 8.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Company matching contributions	$80	$81
Employer match %	100%	100%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 - Stockholders’ Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2021	December 31, 2020
Par value	$0.01	$0.01
Authorized shares	85,000	85,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2021	December 31, 2020
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2021
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2021
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Note 6 – Commitments and Contingencies

Rent expense was as follows:

($ in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Rent expense	$11	$10
Approximate square feet of leased office space	350	350

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal - current	$-	$(30)
State - current	1	2
Total current	1	(28)

Federal - deferred	(1,106)	(1,171)
State - deferred	(434)	(1,524)
Change in valuation allowance	1,540	2,695
Total deferred	-	-
Income tax expense (benefit)	$1	$(28)

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020

Income (loss) before income taxes	$(5,207)	$(5,632)
Tax expense (benefit) :
Tax at statutory federal rate	$(1,094)	$(1,182)
State income taxes	(445)	(1,511)
Permanent items, tax credits and other adjustments	-	(30)
Deferred true-ups	-	-
Change in valuation allowance	1,540	2,695
Income tax expense (benefit)	$1	$(28)

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Tax at statutory federal rate	21.0%	21.0%
State income taxes	8.5	27.0
Permanent difference, tax credits and other adjustments	-	0.5
Change in valuation allowance	(29.5)%	(48.0)%
Effective income tax rate	0.0	0.5

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the year ended December 31, 2021, the Company recorded an income tax expense of $1,000, attributable to a provision for a tax on capital imposed by the state jurisdictions.

For the year ended December 31, 2020, the Company recorded an income tax benefit of $28,000.  This amount includes an additional refund of $30,000 received in 2020 relating to the AMT credit carryforwards partially offset by a $2,000 state tax expense, attributable to a provision for a tax on capital imposed by the state jurisdictions.

The Company has not been notified of any potential tax audits by any federal, state or local tax authorities. As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2018.  Interest and/or penalties related to uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for interest and/or penalties.

The utilization of net operating loss (“NOL”) carryforwards are subject to limitations under U.S. federal income tax and various state tax laws. Based on the Company’s federal tax returns as filed, the Company estimates it has approximately $124 million of federal NOL carryforwards available to reduce future federal taxable income which if not utilized will begin to expire in 2026 and continue to expire at various dates thereafter. Additionally, based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has approximately $231 million of state NOL carryforwards to reduce future state taxable income which if not utilized will begin to expire in 2030 and continue to expire at various dates thereafter.

In 2020, the Company received AMT credit carryforwards as provided for in the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), based on the Company’s 2019 federal income tax returns as filed.

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

The Company’s deferred tax asset, arising primarily from NOL carryforwards, is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax asset	$39,680	$38,140
Valuation allowance	(39,680)	(38,140)
Net deferred tax asset recognized	$-	$-

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase and certain of its subsidiaries and affiliates (collectively, the “Plaintiffs”) initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “111 West 57th Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the Sponsor”), Kevin Maloney, Michael Stern, and various members and affiliates, Liberty Mutual Insurance Company, and Liberty Mutual Fire Insurance Company (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On July 29, 2021, Plaintiffs filed their fourth amended complaint. On September 3, 2021, Defendants submitted a motion to dismiss the fourth amended complaint in part. Plaintiffs opposed the motion, and it was fully submitted as of October 13, 2021, and the court heard argument on October 27, 2021. The motion remains pending.

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

On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with Spruce to amend the complaint in the 111 West 57th Spruce Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the 111 West 57th Property, and damages, including punitive damages. The amended complaint did not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered a decision and order granting in part and denying in part Spruce’s motion to dismiss the amended complaint. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal to the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims. On March 30, 2021, the Appellate Division issued a decision and order revising the January 29, 2020, order by reinstating Investment LLC’s derivative claim for breach of the covenant of good faith and fair dealing and dismissing the remaining claims.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
While the appeal was pending, the parties to the 111 West 57th Spruce Action conducted discovery. On April 13, 2021, Investment LLC moved for leave to file a Second Amended Complaint to (1) bolster its factual allegations against the existing Defendant, (2) add claims against Spruce Capital Partners, Joshua Crane, Robert Schwartz, Arthur Becker and his affiliates, Apollo and its affiliates, and AIG and its affiliates. On September 30, 2021, the Court granted the motion, and Investment LLC filed its Second Amended Complaint on the same day. On November 22, 2021, four groups of defendants filed four separate motions to dismiss the claims against them. On December 13, 2021 Investment LLC filed a combined opposition to the motions. The defendants filed their replies on January 7, 2022. The motions remain pending.

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

AmBase Corp., et al. v. Custom House Risk Advisors, Inc., et al. On April 2, 2020, the Company initiated litigation in the United States District Court for the Southern District of New York, Case No. 1:20-cv-02763-VSB (the “Custom House Action”). The defendants in the Custom House Action are Custom House Risk Advisors, Inc. and Elizabeth Lowe (collectively, the “Custom House Defendants”). In the Custom House Action, the Company alleges that the Custom House Defendants (a) aided and abetted Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company by structuring an insurance policy to the personal benefit of Sponsor, Stern and Maloney and the detriment of the 111 West 57th Project and concealing the structure and ownership of the insurance policy from the Company and (b) committed fraud by making material misrepresentations about the terms of the policy to the Company, inducing the Company to contribute additional capital to the 111 West 57th Project to cover the costs of the insurance policy. The Company is seeking damages as well as disgorgement of profits the Custom House Defendants earned from their wrongful conduct. On April 10, 2020, the Custom House Defendants waived service of process. The Custom House Defendants were required to respond to the complaint by June 8, 2020. The Custom House Defendants have not responded to the Company’s complaint. In an agreement dated July 31, 2020, the Company and the Custom House Defendants agreed to certain terms for a settlement and entered into a settlement agreement which requires that the Custom House Defendants satisfy certain conditions prior to any dismissal of the Custom House Action. On December 6, 2021, the Court approved a stipulation dismissing the Company’s claims and agreed to retain jurisdiction to enforce the settlement agreement.   For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

After receiving substantial AMT credit carryforward refunds in 2019, in light of the Company’s improved liquidity, the Company’s Board of Directors (the “Board”) authorized the establishment of a Special Committee of the Board (the “Special Committee”) to evaluate and negotiate possible changes to the LFA. The Special Committee was comprised exclusively of the independent directors on the Board.

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

The Amendment provides that, in the event that the Company receives any Litigation Proceeds from the 111 West 57th Litigation, such Litigation Proceeds shall be distributed as follows:

(i)
first, 100% to the Company in an amount equal to the lesser of (a) the amount of actual litigation expenses incurred by the Company with respect to the Company’s 111 West 57th Litigation (including the Advanced Amount); or (b) $7,500,000; and

(ii)
thereafter, any additional amounts shall be distributed (a) 75% to the Company and (b) 25% to the Mr. R. A. Bianco (a reduction of Mr. R. A. Bianco’s percentage, which under the terms of the original LFA prior to the Amendment would have been 30% to 45% based on the length of time of any recovery).

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated December 31, 2021, through the report issuance date. The Company has events, subsequent to December 31, 2021, and through the date these consolidated financial statements were issued, as further discussed herein.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers and directors required by this item will be set forth in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2022, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2021 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2022, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2021 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

For other information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2022, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2021 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2022, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2021 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm”, “Independent Registered Public Accountant Matters,” in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 2, 2022, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2021 fiscal year.

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
101.1*
The following financial statements from AmBase Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL:  (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

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
Date: March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO	/s/JOHN FERRARA
Chairman, President,	Vice President, Chief Financial Officer and Controller
Chief Executive Officer and Director	(Principal Financial and Accounting Officer)
Date: March 25, 2022	Date: March 25, 2022

/s/ALESSANDRA F. BIANCO	/s/RICHARD A. BIANCO, JR.
Director	Director
Date: March 25, 2022	Date: March 25, 2022

/s/JERRY Y. CARNEGIE	/s/KENNETH M. SCHMIDT
Director	Director
Date: March 25, 2022	Date: March 25, 2022

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco	Alessandra F. Bianco	Richard A. Bianco, Jr.	Jerry Y. Carnegie	Kenneth M. Schmidt
Chairman, President and Chief Executive Officer AmBase Corporation	Senior Officer BARC Investments, LLC	Employee AmBase Corporation & Officer BARC Investments, LLC	Private Investor	Private Investor

AmBase Officers
Richard A. Bianco	John Ferrara	Joseph R. Bianco
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Controller	Treasurer

INVESTOR INFORMATION

Annual Meeting of Stockholders

The 2022 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 2, 2022, at:

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

Independent Registered Public Accountants Marcum LLP 185 Asylum Street City Place I, 25th Floor Hartford, CT 06103	Number of Stockholders As of February 28, 2022, there were, approximately 6,200 stockholders.