Form 10-Q
period 2022-03-31
AmBase Corp
filed 2022-05-05
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

At April 30, 2022, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2022

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2022	2021
Operating expenses:
Compensation and benefits	$407	$417
Professional and outside services	563	1,135
Property operating and maintenance	9	9
Insurance	67	61
Other operating	11	13
Total operating expenses	1,057	1,635
Operating income (loss)	(1,057)	(1,635)

Interest income	-	1
Income (loss) before income taxes	(1,057)	(1,634)

Income tax expense (benefit)	-	1
Net income (loss)	$(1,057)	$(1,635)

Net income (loss) per common share - basic	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	March 31, 2022	December 31, 2021
Cash and cash equivalents	$2,121	$3,003

Other assets	40	80
Total assets	$2,161	$3,083

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$819	$684

Total liabilities	819	684
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2022 and 85,000 authorized in 2021, 46,410 issued and 40,738 outstanding in 2022 and 46,410 issued and 40,738 outstanding in 2021)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(542,258)	(541,201)
Treasury stock, at cost – 2022 - 5,672 shares; and 2021 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	1,342	2,399

Total liabilities and stockholders’ equity	$2,161	$3,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2022	$464	$548,304	$(541,201)	$(5,168)	$2,399
Net income (loss)	-	-	(1,057)	-	(1,057)
March 31, 2022	$464	$548,304	$(542,258)	$(5,168)	$1,342

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2021	$464	$548,304	$(535,993)	$(5,168)	$7,607
Net income (loss)	-	-	(1,635)	-	(1,635)
March 31, 2021	$464	$548,304	$(537,628)	$(5,168)	$5,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income (loss)	$(1,057)	$(1,635)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	40	32
Accounts payable and accrued liabilities	135	225
Net cash provided (used) by operating activities	(882)	(1,378)

Net change in cash and cash equivalents	(882)	(1,378)
Cash and cash equivalents at beginning of period	3,003	7,925

Cash and cash equivalents at end of period	$2,121	$6,547
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2021.

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

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. In accordance with this requirement, the Company has prepared its accompanying unaudited condensed consolidated financial statements assuming the Company will continue as a going concern.

The Company has incurred operating losses for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that based on its current level of operating expenses its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of assets or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources.  There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part, or sell any of its assets or raise capital on terms acceptable to the Company, if at all.

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

There are no new accounting pronouncements that would likely materially affect the Company’s unaudited condensed consolidated financial statements.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2022	March 31, 2021
Company matching contributions	$51	$57
Employer match %	100%	100%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5 - Income Taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return. The Company recognizes both the current and deferred tax consequences of all transactions that have been recognized in the unaudited condensed consolidated financial statements, calculated based on the provisions of enacted tax laws, including the tax rates in effect for current and future years. Net deferred tax assets are recognized immediately when a more likely than not criterion is met; that is, a greater than 50% probability exists that the tax benefits will actually be realized sometime in the future.

State income tax amounts for the three months ended March 31, 2021, includes a provision for a tax on capital imposed by the state jurisdictions.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with Spruce to amend the complaint in the 111 West 57th Spruce Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint sought the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the 111 West 57th Property, and damages, including punitive damages. The amended complaint did not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered a decision and order granting in part and denying in part Spruce’s motion to dismiss the amended complaint. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal to the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims. On March 30, 2021, the Appellate Division issued a decision and order revising the January 29, 2020, order by reinstating Investment LLC’s derivative claim for breach of the covenant of good faith and fair dealing and dismissing the remaining claims.
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

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action are ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleged that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortiously interfered with the JV Agreement. The Company sought damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Apollo Defendants filed a motion to dismiss on August 17, 2018. On October 22, 2019, the NY Court entered an order dismissing the Company’s complaint in the Apollo Action in its entirety. On November 8, 2019, the NY Court entered judgment (the “Apollo Dismissal”) dismissing the Apollo Action in favor of the Apollo Defendants. On December 10, 2019, the Company filed a notice of appeal seeking the appeal of the Apollo Dismissal. On August 7, 2020, the Company perfected its appeal of the Apollo Dismissal. After Investment LLC filed its motion to amend the complaint in the 111 West 57th Spruce Action to add claims against Apollo, the parties to the Apollo Action filed a stipulation to withdraw the appeal in the Apollo Action. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
AmBase Corp., et al. v. Custom House Risk Advisors, Inc., et al. On April 2, 2020, the Company initiated litigation in the United States District Court for the Southern District of New York, Case No. 1:20-cv-02763-VSB (the “Custom House Action”). The defendants in the Custom House Action were Custom House Risk Advisors, Inc. and Elizabeth Lowe (collectively, the “Custom House Defendants”). In the Custom House Action, the Company alleged that the Custom House Defendants (a) aided and abetted Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company by structuring an insurance policy to the personal benefit of Sponsor, Stern and Maloney and the detriment of the 111 West 57th Project and concealing the structure and ownership of the insurance policy from the Company and (b) committed fraud by making material misrepresentations about the terms of the policy to the Company, inducing the Company to contribute additional capital to the 111 West 57th Project to cover the costs of the insurance policy. The Company sought damages as well as disgorgement of profits the Custom House Defendants earned from their wrongful conduct. On April 10, 2020, the Custom House Defendants waived service of process. In an agreement dated July 31, 2020, the Company and the Custom House Defendants agreed to certain terms for a settlement and entered into a settlement agreement which requires that the Custom House Defendants satisfy certain conditions prior to any dismissal of the Custom House Action. On December 6, 2021, the Court approved a stipulation dismissing the Company’s claims and agreed to retain jurisdiction to enforce the settlement agreement. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Note 8 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2022, through the filing of these interim financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At March 31, 2022, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at March 31, 2022, aggregated $2,161,000, consisting principally of cash and cash equivalents of $2,121,000. At March 31, 2022, the Company’s liabilities aggregated $819,000. Total stockholders’ equity was $1,342,000.

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

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. In accordance with this requirement, the Company has prepared its accompanying unaudited condensed consolidated financial statements assuming the Company will continue as a going concern.

The Company has incurred operating losses for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date.  Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of assets or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources.  There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part, or sell any of its assets or raise capital on terms acceptable to the Company, if at all.

As noted herein, in June 2013, the Company purchased an equity interest in the 111 West 57th Property. The Company is engaged in material disputes and litigation with regard to the 111 West 57th Property. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined and further discussed herein), in accordance with GAAP, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property of $63,745,000 in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value. The Company has several legal proceedings pending against various parties with regard to the 111 West 57th Street Property. For additional information concerning the Company’s recording of an impairment of its equity investment in the 111 West 57th Property and the Company’s legal proceedings relating to the 111 West 57th Property, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2022, cash of $882,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the three months ended March 31, 2021, cash of $1,378,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of March 31, 2022 increased from December 31, 2021, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of March 31, 2022.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2022 vs. the Three Months Ended March 31, 2021

The Company recorded a net loss of $1,057,000 or $0.03 per share in the three months ended March 31, 2022, compared to a net loss of $1,635,000, or $0.04 per share in the respective 2021 period.

Compensation and benefits decreased slightly to $407,000 in the three months ended March 31, 2022, compared to $417,000 in the respective 2021 period.  The decrease in the 2022 three month period versus the respective 2021 period is due to a decrease in compensation related expenses recorded in the 2022 period.  No stock based compensation expense was recorded in the three months ended March 31, 2022 or March 31, 2021.

Professional and outside services decreased to $563,000 in the three months ended March 31, 2022, compared to $1,135,000 in the respective 2021 period.  The decrease in the 2022 period as compared to the 2021 period is principally the result of a lower level of legal and professional fees incurred in 2022 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses remained at similar levels for the three months ended March 31, 2022, compared to the respective March 31, 2021 period.

Insurance expenses increased to $67,000 for the three months ended March 31, 2022, compared with $61,000 for the three months ended March 31, 2021.  The increase is due to a slight increase in insurance premium costs in the three months ended March 31, 2022, compared to the respective 2021 period.

Other operating expenses decreased to $11,000 in the three months ended March 31, 2022, compared with $13,000 in the respective 2021 period, due to a lower level of other expenses in the 2021 period.

Interest income in the three months ended March 31, 2022, decreased to $- from $1,000 in the respective 2021 period.  The decreased interest income is due to a lower level of average cash and cash equivalents on hand in the 2022 period versus the 2021 period.

The Company recognized income tax expense of $- and $1,000 for the three months ended March 31, 2022, and March 31, 2021, respectively.  State income tax amounts for the three months ended March 31, 2021, reflects a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2022.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable
b. Not applicable
c. None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2022 period.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2022 formatted in XBRL:  (i) Condensed Consolidated Statement of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 5, 2022