Form 10-Q
period 2022-06-30
AmBase Corp
filed 2022-08-05
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

At July 31, 2022, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2022

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Compensation and benefits	$340	$345	$747	$762
Professional and outside services	556	812	1,119	1,947
Property operating and maintenance	6	2	15	11
Insurance	67	63	134	124
Other operating	14	12	25	25
Total operating expenses	983	1,234	2,040	2,869
Operating income (loss)	(983)	(1,234)	(2,040)	(2,869)

Interest income	1	-	1	1
Income (loss) before income taxes	(982)	(1,234)	(2,039)	(2,868)

Income tax expense (benefit)	1	-	1	1
Net income (loss)	$(983)	$(1,234)	$(2,040)	$(2,869)

Net income (loss) per common share - basic	$(0.02)	$(0.03)	$(0.05)	$(0.07)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,520	$3,003

Other assets	-	80
Total assets	$1,520	$3,083

Liabilities and Stockholders’ Equity:
Liabilities:
Accounts payable and accrued liabilities	$1,161	$684

Total liabilities	1,161	684
Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock ($0.01 par value, 85,000 authorized in 2022 and 85,000 authorized in 2021, 46,410 issued and 40,738 outstanding in 2022 and 46,410 issued and 40,738 outstanding in 2021)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(543,241)	(541,201)
Treasury stock, at cost – 2022 - 5,672 shares; and 2021 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity	359	2,399

Total liabilities and stockholders’ equity	$1,520	$3,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2022	$464	$548,304	$(541,201)	$(5,168)	$2,399
Net income (loss)	-	-	(1,057)	-	(1,057)
March 31, 2022	464	548,304	(542,258)	(5,168)	1,342
Net income (loss)	-	-	(983)	-	(983)
June 30, 2022	$464	$548,304	$(543,241)	$(5,168)	$359

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2021	$464	$548,304	$(535,993)	$(5,168)	$7,607
Net income (loss)	-	-	(1,635)	-	(1,635)
March 31, 2021	464	548,304	(537,628)	(5,168)	5,972
Net income (loss)	-	-	(1,234)	-	(1,234)
June 30, 2021	$464	$548,304	$(538,862)	$(5,168)	$4,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income (loss)	$(2,040)	$(2,869)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	80	65
Accounts payable and accrued liabilities	477	72
Net cash provided (used) by operating activities	(1,483)	(2,732)

Net change in cash and cash equivalents	(1,483)	(2,732)
Cash and cash equivalents at beginning of period	3,003	7,925

Cash and cash equivalents at end of period	$1,520	$5,193
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-

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

The Company has incurred operating losses for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that based on its current level of operating expenses, its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities which might be necessary should the Company not continue in operation.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Company matching contributions	$21	$11	$72	$68
Employer match %	100%	100%	100%	100%

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

State income tax amounts for the three and six months ended June 30, 2022, and the six months ended June 30, 2021, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

On July 29, 2021, Plaintiffs filed their fourth amended complaint. On September 3, 2021, Defendants submitted a motion to dismiss the fourth amended complaint in part, which Plaintiffs opposed.  On May 9, 2022, the NY Court issued an opinion allowing some of AmBase’s claims to go forward and dismissing others (“May 9, 2022 Order”).  The NY Court declined to dismiss AmBase’s claims that the Defendants breached their contracts with AmBase by permitting transfers or encumbrances upon 111 West 57th Control LLC’s membership interests in connection with third-party financing without seeking or obtaining prior written approval.  The Court also declined to dismiss AmBase’s claim that Defendants breached their obligations under the Development Agreement by, among other things, failing to use “commercially reasonable efforts” to plan, design, develop, construct, and obtain permits for the Property in a timely manner and failing to devote sufficient time and attention to its obligations under the Development Agreement.

Claims that the NY Court dismissed included AmBase’s claims that Defendants breached their contract with AmBase by making capital contributions to Sponsor from third parties; consenting to the strict foreclosure without obtaining AmBase’s prior written approval in violation of the “Major Decisions” provision; refusing to cooperate and share information with AmBase’s construction consultant; and engaging in fraud and intentional misconduct in violation of Joint Venture Agreement section 8.5. The NY Court also dismissed AmBase’s claim that Defendants made fraudulent misrepresentations or omissions (as duplicative of the breach of contract claims) and three claims whose dismissal was compelled by a prior decision of the First Department, namely, AmBase’s claims that Sponsor, Stern, and Maloney breached their fiduciary duties of loyalty; to impose a constructive trust on the insurance loss fund; and to impose a constructive trust on Stern’s, Maloney’s, JDS’s, PMG’s, and the construction manager’s construction management fees and Stern’s and Maloney’s equity interest in the Project.  Finally, the Court dismissed AmBase’s current allegations that piercing certain of Defendants’ corporate veils is warranted. AmBase may appeal the dismissal of some or all of the claims dismissed by the May 9, 2022 order, either on an interlocutory basis or at the end of the case.

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
While the appeal was pending, the parties to the 111 West 57th Spruce Action conducted discovery. On April 13, 2021, Investment LLC moved for leave to file a Second Amended Complaint to (1) bolster its factual allegations against the existing Defendant, (2) add claims against Spruce Capital Partners, Joshua Crane, Robert Schwartz, Arthur Becker and his affiliates, Apollo and its affiliates, and AIG and its affiliates. On September 30, 2021, the Court granted the motion, and Investment LLC filed its Second Amended Complaint on the same day. On November 22, 2021, the various defendants filed separate motions to dismiss the claims against them. On December 13, 2021, Investment LLC filed a combined opposition to the motions. The defendants filed their replies on January 7, 2022.

On May 17, 2022, Plaintiffs in the 111 West 57th Spruce Action filed a motion requesting that the court hold oral argument on the pending motions to dismiss. The court granted the motion and heard argument on July 22, 2022. During argument, counsel for Plaintiffs made an oral motion to amend the complaint to add an express allegation that Defendants committed the tort of interference with contractual relations by procuring Sponsor’s breach of the implied covenant of good faith and fair dealing in the JV Agreement. The court called for supplemental briefs on the issue, which are due on August 5, 2022. The motions to dismiss remain pending.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform its contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Street Property. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Note 8 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2022, through the filing of these interim financial statements.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At June 30, 2022, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at June 30, 2022, aggregated $1,520,000, consisting of cash and cash equivalents of $1,520,000.  At June 30, 2022, the Company’s liabilities aggregated $1,161,000.  Total stockholders’ equity was $359,000.

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

For the six months ended June 30, 2022, cash of $1,483,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the six months ended June 30, 2021, cash of $2,732,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of June 30, 2022 increased from December 31, 2021, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of June 30, 2022.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2022 vs. the Three Months and Six Months Ended June 30, 2021

The Company recorded a net loss of $983,000 or $0.02 per share and $2,040,000 or $0.05 per share in the three months and six months ended June 30, 2022, respectively, compared to a net loss of $1,234,000 or $0.03 per share and $2,869,000 or $0.07 per share in the respective 2021 periods.

Compensation and benefits decreased to $340,000 and $747,000 in the three months and six months ended June 30, 2022, respectively, compared to $345,000 and $762,000 in the respective 2021 periods.  The decrease in the 2022 three month and six month periods is due to a decrease in compensation related expenses in the 2022 periods versus the comparable 2021 periods.

Professional and outside services decreased to $556,000 and $1,119,000 in the three months and six months ended June 30, 2022, respectively, compared to $812,000 and $1,947,000 in the respective 2021 periods.  The decrease in the 2022 periods as compared to the 2021 periods is principally the result of a lower level of legal and professional fees incurred in the 2022 periods in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $6,000 and $15,000 for the three months and six months ended June 30, 2022, respectively, compared to $2,000 and $11,000 in the respective 2021 periods.  The slight increase in the 2022 periods versus the 2021 periods is primarily due to a general increase in costs.

Insurance expenses were $67,000 and $134,000 in the three months and six months ended June 30, 2022, respectively, compared to $63,000 and $124,000 in the respective 2021 periods.  The increase in the three months and six months ended June 30, 2022, compared to the respective 2021 periods is generally due to an increase in insurance premium costs.

Other operating expenses were $14,000 and $25,000 in the three and six months ended June 30, 2022, respectively, compared with $12,000 and $25,000 in the respective 2021 periods.  The slight increase in the June 30, 2022, three month period compared to the June 30, 2021, three month period is due to a generally higher level of related expenses in the respective 2022 period.

Interest income in the three months and six months ended June 30, 2022, was $1,000 and $1,000, respectively, compared with $- and $1,000 in the respective 2021 periods.  The increased interest income in the June 30, 2022, three month period is due to a higher interest rate yield on cash and cash equivalents in the 2022 period versus the respective 2021 period.

The Company recorded an income tax expense of $1,000 and $1,000 for the three months and six months ended June 30, 2022, respectively, compared with an income tax expense of $- and $1,000 for the three months and six months ended June 30, 2021, respectively. State income tax amounts for the three and six months ended June 30, 2022, and the six months ended June 30, 2021, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2022.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2022 formatted in XBRL:  (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); and (iv) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*      filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 5, 2022