Form 10-Q
period 2022-09-30
AmBase Corp
filed 2022-11-03
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

At October 31, 2022, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2022

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Compensation and benefits	$336	$336	$1,083	$1,098
Professional and outside services	289	836	1,408	2,783
Property operating and maintenance	1	3	16	14
Insurance	63	68	197	192
Other operating	32	21	57	46
Total operating expenses	721	1,264	2,761	4,133
Operating income (loss)	(721)	(1,264)	(2,761)	(4,133)

Interest income	4	-	5	1
Income (loss) before income taxes	(717)	(1,264)	(2,756)	(4,132)

Income tax expense (benefit)	-	-	1	1
Net income (loss)	$(717)	$(1,264)	$(2,757)	$(4,133)

Net income (loss) per common share - basic	$(0.02)	$(0.03)	$(0.07)	$(0.10)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	September 30, 2022	December 31, 2021
Cash and cash equivalents	$938	$3,003

Other assets	91	80
Total assets	$1,029	$3,083

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$1,387	$684

Total liabilities	1,387	684
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 85,000 authorized in 2022 and 85,000 authorized in 2021, 46,410 issued and 40,738 outstanding in 2022 and 46,410 issued and 40,738 outstanding in 2021)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(543,958)	(541,201)
Treasury stock, at cost – 2022 - 5,672 shares; and 2021 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity (deficit)	(358)	2,399

Total liabilities and stockholders’ equity (deficit)	$1,029	$3,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2022	$464	$548,304	$(541,201)	$(5,168)	$2,399
Net income (loss)	-	-	(1,057)	-	(1,057)
March 31, 2022	464	548,304	(542,258)	(5,168)	1,342
Net income (loss)	-	-	(983)	-	(983)
June 30, 2022	464	548,304	(543,241)	(5,168)	359
Net income (loss)	-	-	(717)	-	(717)
September 30, 2022	$464	$548,304	$(543,958)	$(5,168)	$(358)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2021	$464	$548,304	$(535,993)	$(5,168)	$7,607
Net income (loss)	-	-	(1,635)	-	(1,635)
March 31, 2021	464	548,304	(537,628)	(5,168)	5,972
Net income (loss)	-	-	(1,234)	-	(1,234)
June 30, 2021	464	548,304	(538,862)	(5,168)	4,738
Net income (loss)	-	-	(1,264)	-	(1,264)
September 30, 2021	$464	$548,304	$(540,126)	$(5,168)	$3,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income (loss)	$(2,757)	$(4,133)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	(11)	(55)
Accounts payable and accrued liabilities	703	306
Net cash provided (used) by operating activities	(2,065)	(3,882)

Net change in cash and cash equivalents	(2,065)	(3,882)
Cash and cash equivalents at beginning of period	3,003	7,925

Cash and cash equivalents at end of period	$938	$4,043
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Company matching contributions	$9	$10	$81	$78
Employer match %	100%	100%	100%	100%

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

State income tax amounts for the nine months ended September 30, 2022, and the nine months ended September 30, 2021, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

On May 17, 2022, Plaintiffs in the 111 West 57th Spruce Action filed a motion requesting that the court hold oral argument on the pending motions to dismiss. The court granted the motion and heard argument on July 22, 2022. During argument, counsel for Plaintiffs made an oral motion to amend the complaint to add an express allegation that Defendants committed the tort of interference with contractual relations by procuring Sponsor’s breach of the implied covenant of good faith and fair dealing in the JV Agreement. The court called for supplemental briefs on the issue, which were filed on August 5, 2022. The motions to dismiss remain pending.

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

Note 8 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2022, through the filing of these interim financial statements.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At September 30, 2022, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at September 30, 2022, aggregated $1,029,000, consisting of cash and cash equivalents of $938,000.  At September 30, 2022, the Company’s liabilities aggregated $1,387,000.  Total stockholders’ deficit was $358,000.

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

For the nine months ended September 30, 2022, cash of $2,065,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the nine months ended September 30, 2021, cash of $3,882,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of September 30, 2022 increased from December 31, 2021, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of September 30, 2022.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2022 vs. the Three Months and Nine Months Ended September 30, 2021

The Company recorded a net loss of $717,000 or $0.02 per share and $2,757,000 or $0.07 per share in the three months and nine months ended September 30, 2022, respectively, compared to a net loss of $1,264,000 or $0.03 per share and $4,133,000 or $0.10 per share in the respective 2021 periods.

Compensation and benefits was $336,000 and $1,083,000 in the three months and nine months ended September 30, 2022, respectively, compared to $336,000 and $1,098,000 in the respective 2021 periods.  The decrease in the 2022 nine month period is due to a decrease in compensation related expenses in the respective 2022 period versus the comparable 2021 period.

Professional and outside services decreased to $289,000 and $1,408,000 in the three months and nine months ended September 30, 2022, respectively, compared to $836,000 and $2,783,000 in the respective 2021 periods.  The decrease in the 2022 periods as compared to the 2021 periods is principally the result of a lower level of legal and professional fees incurred in the 2022 periods in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $1,000 and $16,000 for the three months and nine months ended September 30, 2022, respectively, compared to $3,000 and $14,000 in the respective 2021 periods.  The slight increase in the 2022 nine month period versus the respective 2021 period is primarily due to a general increase in costs.

Insurance expenses were $63,000 and $197,000 in the three months and nine months ended September 30, 2022, respectively, compared to $68,000 and $192,000 in the respective 2021 periods.  The increase in the nine month period ended September 30, 2022, compared to the respective 2021 period is generally due to a slight increase in insurance premium costs.

Other operating expenses were $32,000 and $57,000 in the three months and nine months ended September 30, 2022, respectively, compared with $21,000 and $46,000 in the respective 2021 periods.  The slight increase in the September 30, 2022, three month and nine month periods compared to the September 30, 2021, periods is due to a generally higher level of related expenses in the respective 2022 periods.

Interest income in the three months and nine months ended September 30, 2022, was $4,000 and $5,000, respectively, compared with $- and $1,000 in the respective 2021 periods.  The increased interest income in the September 30, 2022, three month and nine month periods is due to a higher interest rate yield on cash and cash equivalents in the 2022 periods versus the respective 2021 periods.

The Company recorded an income tax expense of $- and $1,000 for the three months and nine months ended September 30, 2022, respectively, compared with an income tax expense of $- and $1,000 for the three months and nine months ended September 30, 2021, respectively. State income tax amounts for the nine months ended September 30, 2022, and the nine months ended September 30, 2021, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2022.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2022 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

Date:	November 3, 2022