Form 10-K
period 2022-12-31
AmBase Corp
filed 2023-03-28
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No  ☒

At February 28, 2023, there were 40,737,751 shares of registrant’s Common Stock outstanding.  At June 30, 2022, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by non-affiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.21 per share was approximately $5 million.  The Common Stock constitutes the registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, page 37.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2022

PART I

ITEM 1.	BUSINESS

General

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2022, the Company’s assets consisted primarily of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

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

The executive office of the Company is located at 7857 West Sample Road, Suite 134, Coral Springs, Florida 33065.  The Company had four (4) full-time and two (2) part-time employees at December 31, 2022.

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

The Company was a plaintiff in a legal proceeding, commenced in 1993, seeking recovery of damages from the United States Government for the loss of the Company’s wholly-owned subsidiary, Carteret Savings Bank, F.A. (the “Supervisory Goodwill” legal proceedings).  Pursuant to a Settlement Agreement between the Company, the Federal Deposit Insurance Corporation-Receiver (“FDIC-R”) and the Department of Justice (“DOJ”) on behalf of the United States of America (the “United States”), (the “Settlement Agreement”) as approved by the United States Court of Federal Claims (the “Court of Federal Claims”), in October 2012, the United States paid $180,650,000 directly to AmBase (the “Settlement Amount”). On August 6, 2013, Senior Judge Smith issued an opinion which addressed the relief sought by the Company. In summary, the court held that the Settlement Agreement is a contract and that it entitles the Company to receive both “(1) the amount of the tax consequences resulting from taxation of the damages award plus (2) the tax consequences of receiving the first component.”  But the Court of Federal Claims did not award an additional amount for the second component at that time given the remaining uncertainty surrounding the ultimate tax treatment of the settlement proceeds and the gross-up, as well as uncertainty relating to the Company’s future income.  The Court of Federal Claims indicated that either the Company or the government is entitled to seek further relief “if, and when, the facts justify it.”

Stockholder Inquiries

Stockholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) Common Stock name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; (vi) Current Reports on Form 8-K; (vii) proxy materials; and (viii) information regarding stockholdings, should be directed to:

American Stock Transfer & Trust Company, LLC
6201 15th Avenue
Brooklyn, NY 11219
Attention: Shareholder Services
(800) 937-5449 or (718) 921-8200 Ext. 6820

The Company does not maintain a website. Copies of Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Annual Reports on Form 10-K and Proxy Statements can be obtained from the Company free of charge by mailing a request to the Company as follows:

AmBase Corporation
12 Lincoln Blvd., Suite 202
Emerson, NJ 07630
Attn: Shareholder Services

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, the Company’s public reports, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Annual Reports on Form 10-K and Proxy Statements, can be obtained through the Securities and Exchange Commission (“SEC”) EDGAR Database available on the SEC’s website at www.sec.gov. Materials filed with the SEC may also be read or copied by visiting the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of equity or debt securities or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources. There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or raise capital or obtain financing on terms acceptable to the Company, if at all.

To provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, the Company is currently considering and evaluating various strategic funding and/or financing alternatives in order to raise approximately $7 million in funding. Such funding may be provided by a variety of sources, including but not limited to third parties, existing shareholders of the Company and/or Company management, and may take in the form of litigation funding agreements, equity or debt securities, loans, or any combination thereof. Any sale of securities by the Company may not be offered or sold absent registration under the Securities Act of 1933, as amended (the “Act”), or an applicable exemption from such registration, which may include exemptions pursuant to Rules 506(b) or 506(c) of Regulation D under the Act.

The terms and conditions of any such funding and/or financing agreements are expected to take several months to negotiate and finalize. Depending on the timing of any such agreements, the Company’s Chairman, President and Chief Executive Office, Mr. Richard A. Bianco (“R.A. Bianco”) has indicated that, if and when needed, he would provide a working capital line of credit to the Company on an as needed basis, subject to customary and market terms and conditions to be agreed upon at such time. However, there can be no assurance that the Company will be able to secure any such funding and/or financing arrangements on acceptable terms or at all.

For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

The Company has incurred operating losses over the last several years and may not be able to achieve profitability.

We expect our operating expenses in 2023 will remain generally close to our most recent levels, although there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary, including increased costs related to the Company’s legal proceeding depending on a variety of factors including the status of legal proceedings, appeals, discovery expert fees, and other litigation related expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable.

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

We are a party to legal proceedings relating to our equity interest in the joint real estate venture 111 West 57th Partners, and may become subject to additional litigation in the future, all of which continue to have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock.

We are currently party to lawsuits relating to our equity interest in the joint real estate venture 111 West 57th Property, as further described in Part II – Item 8 – Note 8 to our consolidated financial statements.  There can be no assurance that the Company will prevail with any of its claims with respect to its interests in the 111 West 57th Property or that any course of action will be successful in recovering value for the Company from this investment.  If the Company is unable to recover all or most of the value of its investment in the 111 West 57th Property, there would be a material adverse effect on the Company’s financial condition and future prospects, including the Company’s ability to continue as a going concern. In addition, in the future we may become subject to additional litigation, including claims relating to our operations, assets, offerings, and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be insured against.  An adverse determination with respect to any of these claims may result in our having to pay material judgments, or settlements, which could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our common stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows and potentially expose us to increased risks that would be uninsured.

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

The Company has entered into, and may continue in the future to enter into, equity investments and/or joint ventures (including limited liability companies and partnerships) in which the Company does not hold a direct or controlling interest in the assets underlying the entities in which it invests, including equity investments and/or joint ventures in which (i) the Company owns a direct interest in an entity which controls such assets, or (ii) the Company owns a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets. These equity investments and/or joint ventures may include ventures through which the Company would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures and may include equity investments and/or joint ventures that the Company does not control or manage.  These investments involve risks that do not exist with properties in which the Company owns a controlling interest with respect to the underlying assets, including the possibility that (i) we may become subject to material, legal disputes with our joint venture partners, as is the case with respect to our investment in the 111 West 57th Property; (ii) our co-venturers or partners may, at any time, become insolvent or otherwise refuse to make capital contributions when due, (iii) we may be subject to additional capital calls for joint venture development or other expenses which we may be unable or unwilling to meet, possibly resulting in substantial dilution of our investment, (iv) we may become liable with respect to guarantees of payment or performance by the joint ventures, or (v) we may become subject to buy-sell arrangements which could cause us to sell our interests or acquire our co-venturer’s or partner’s interests in a joint venture.  Even where we have major decision rights or do not have major decision rights, because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions.  Our organizational documents do not limit the amount of available funds that we may invest in equity investments and/or joint ventures and/or partnerships.  If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make receive and distributions or payments to our investors.

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

Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results.

The Company’s investments in development and redevelopment activities generally entail certain risks, including the following:

-	funds may be expended, and management’s time devoted to projects that may not be completed,
-	required approvals may not be obtained from governmental entities or other third parties,
-	construction costs of a project may exceed original estimates, negatively impacting the economic feasibility of the project,
-	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortages,
-	occupancy rates and rents at a completed project may be less than anticipated, and
-	expenses at completed development projects may be higher than anticipated.

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

Whether our business is successful will be dependent in part upon the leadership, strategic business direction and real estate experience of our executive officers, particularly Mr. R.A. Bianco, our Chairman, President and Chief Executive Officer.  Although we have entered into an employment agreement with Mr. R.A. Bianco, none of our executive officers or directors are subject to any covenants not to compete against the Company should they terminate their affiliation with the Company. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  Although we carry some key man life insurance on Mr. R.A. Bianco, the amount of such coverage may not be sufficient to offset any adverse economic effects on our operations and we do not carry key man life insurance on any of our other executive officers or directors.

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

The Company is subject to varying degrees of risk generally related to leasing and owning real estate, many of which are beyond the Company’s control. In addition to general risks related to owning commercial real estate, the Company’s risks include, among others:

-	deterioration in regional and local economic and real estate market conditions,
-	failure to complete construction and lease-up on schedule or within budget may increase debt service expense and construction and other costs,
-	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents,
-	changes in interest rate levels, rates of inflation and the availability of financing,
-	fluctuations in tourism patterns,
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

-	difficulty in reletting properties on favorable terms or at all,
-	impairments in the Company’s ability to collect rent payments when due,
-	the potential for uninsured casualty and other losses,
-	the impact of present or future environmental legislation and compliance with environmental laws,
-	changes in federal or state tax laws,
-	the effects of global pandemics such as COVID-19 and government responses thereto; and
-	acts of terrorism and war.

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

Preventative measures taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities, may have a material adversely effect on the business, income, cash flow, results of operations and financial condition of the Company, including the 111 West 57th Property, including without limitation a reduction in demand and sales prices and increased management and health maintenance costs.

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our 111 West 57th Property, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increase in storm intensity (including floods, tornadoes, hurricanes, or snow and ice storms), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste and snow removal services, and increasing the risk and severity of flood and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. Expenditures required for compliance with such codes may affect our cash flow and results of operations.

The military action commenced in February 2022, by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions may, materially and adversely impact the Company’s ability to obtain litigation funding and/or borrowing arrangements as a result of increased market volatility or decreased market liquidity.

Additionally, as a result of the military action commenced in February 2022, by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to sell equity or debt securities or obtain litigation funding and/or borrowing arrangements may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity for these items being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate the sale of equity or debt securities, a litigation funding arrangement and/or borrowing arrangements are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of February 28, 2023, there were approximately 6,000 beneficial owners of the Company’s Common Stock.

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2022 or 2021. Due to the Company’s current financial condition and ongoing litigation proceedings, the Company does not anticipate that it will make any stock purchases pursuant to the Repurchase Plan in the next twelve months. For additional information see Part II - Item 8 - Note 5 to the Company’s consolidated financial statements.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2022, the Company’s assets consisted primarily of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at December 31, 2022, aggregated $410,000, consisting principally of cash and cash equivalents of $349,000.  At December 31, 2022, the Company’s liabilities aggregated $1,484,000.  Total stockholders’ deficit was $1,074,000.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of equity or debt securities or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources. There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or raise capital or obtain financing on terms acceptable to the Company, if at all.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

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

To provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, the Company is currently considering and evaluating various strategic funding and/or financing alternatives in order to raise approximately $7 million in funding. Such funding may be provided by a variety of sources, including but not limited to third parties, existing shareholders of the Company and/or Company management, and may take in the form of litigation funding agreements, equity or debt securities, loans, or any combination thereof. Any sale of securities by the Company may not be offered or sold absent registration under the Securities Act of 1933, as amended (the “Act”), or an applicable exemption from such registration, which may include exemptions pursuant to Rules 506(b) or 506(c) of Regulation D under the Act.

The terms and conditions of any such funding and/or financing agreements are expected to take several months to negotiate and finalize. Depending on the timing of any such agreements, the Company’s Chairman, President and Chief Executive Office, Mr. Richard A. Bianco (“R.A. Bianco”) has indicated that, if and when needed, he would provide a working capital line of credit to the Company on an as needed basis, subject to customary and market terms and conditions to be agreed upon at such time. However, there can be no assurance that the Company will be able to secure any such funding and/or financing arrangements on acceptable terms or at all.

In 2017, the Company entered into a Litigation Funding Agreement (the “LFA”) with Mr. R.A. Bianco. Pursuant to the LFA, Mr. R.A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings related to the Company’s equity investment in the 111 West 57th Property. In 2019, the Company and Mr. R.A. Bianco entered into an amendment to the LFA (the “Amendment). For additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment, see Part II – Item 8 – Note 9 to the Company’s consolidated financial statements.

For the year ended December 31, 2022, cash of $2,654,000 was used by operations for the payment of operating expenses and prior year accruals.

For the year ended December 31, 2021, cash of $4,922,000 was used by operations for the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of December 31, 2022, increased as compared to December 31, 2021. The amounts in the respective years are principally related to accruals for legal expenses in connection with the 111 West 57th Property legal proceedings.

There are no material commitments for capital expenditures as of December 31, 2022.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded a net loss of $3,473,000 or $0.09 per share for the year ended December 31, 2022.  For the year ended December 31, 2021, the Company recorded a net loss of $5,208,000 or $0.13 per share.

Compensation and benefits decreased to $1,410,000 in 2022 from $1,506,000 in 2021.  The decrease in 2022 as compared to 2021 is primarily due to a decrease in benefit costs in 2022 versus 2021.

Professional and outside services expenses decreased to $1,668,000 in 2022 from $3,358,000 in 2021.  The decrease in 2022 as compared to 2021 is principally the result of lower level of legal and professional fees incurred in 2022 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

Property operating and maintenance expenses increased to $17,000 in 2022 from $15,000 in 2021.  The increase is primarily due to a slight increase in property operating and maintenance expenses in 2022 versus 2021.

Insurance expenses decreased to $257,000 in 2022, compared with $261,000 in 2021.  The decrease is primarily due to an decrease in insurance premium costs.

Other operating expenses increased slightly to $72,000 in 2022 compared with $68,000 in 2021 due to a general higher level of expenses in 2022 versus 2021.

Interest income in 2022 increased to $9,000 compared to $1,000 in 2021. The increased interest income is due to a higher yield on cash equivalents on hand in 2022 versus 2021.

Interest expense of $57,000 in 2022 is attributable to interest expense paid to a professional firm for outstanding and unpaid professional fees.

For the year ended December 31, 2022, the Company recorded an income tax expense of $1,000 attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

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

Income Tax Audits:  The Company’s federal, state and local tax returns, from time to time, may be audited by the tax authorities, which could result in proposed assessments or a change in the NOL carryforwards and of AMT credits currently available.  In connection with the IRS examination of the Company’s 2012 federal income tax return, the IRS accepted the Company’s federal NOL loss carryforward deductions from 1997 through 2006 which were utilized as part of the Company’s 2012 federal income tax return to reduce the Company’s 2012 federal taxable income.  The Company has not been notified of any other potential tax audits by any federal, state or local tax authorities.  As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2019.

Deferred Tax Assets:  As of December 31, 2022, and 2021, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods.  A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 7 to the Company’s consolidated financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2022, and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2007, such date takes into account the acquisition of a portion of UHY LLP by Marcum LLP in April 2010.

Hartford, Connecticut
March 28, 2023

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021
Operating expenses:
Compensation and benefits	$1,410	$1,506
Professional and outside services	1,668	3,358
Property operating and maintenance	17	15
Insurance	257	261
Other operating	72	68
Total operating expenses	3,424	5,208
Operating income (loss)	(3,424)	(5,208)

Interest income	9	1
Interest expense	(57)	-
Income (loss) before income taxes	(3,472)	(5,207)

Income tax expense (benefit)	1	1
Net income (loss)	$(3,473)	$(5,208)

Net income (loss) per common share - basic	$(0.09)	$(0.13)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2022	December 31, 2021
Cash and cash equivalents	$349	$3,003

Other assets	61	80
Total assets	$410	$3,083

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$1,484	$684

Total liabilities	1,484	684
Commitments and contingencies (Note 6)

Stockholders’ equity(deficit):
Common stock ($0.01 par value, 85,000 authorized in 2022 and 85,000 authorized in 2021, 46,410 issued and 40,738 outstanding in 2022 and 46,410 issued and 40,738 outstanding in 2021)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(544,674)	(541,201)
Treasury stock, at cost – 2022 - 5,672 shares; and 2021 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity (deficit)	(1,074)	2,399

Total liabilities and stockholders’ equity (deficit)	$410	$3,083

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2022 and 2021

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2021	$464	$548,304	$(535,993)	$(5,168)	$7,607
Net income (loss)	-	-	(5,208)	-	(5,208)
December 31, 2021	464	548,304	(541,201)	(5,168)	2,399

Net income (loss)	-	-	(3,473)	-	(3,473)
December 31, 2022	$464	$548,304	$(544,674)	$(5,168)	$(1,074)

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income (loss)	$(3,473)	$(5,208)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	19	(15)
Accounts payable and accrued liabilities	800	301
Net cash provided (used) by operating activities	(2,654)	(4,922)

Net change in cash and cash equivalents	(2,654)	(4,922)
Cash and cash equivalents at beginning of year	3,003	7,925
Cash and cash equivalents at end of year	$349	$3,003
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid on accounts payable	$57	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Going Concern

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2022, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of equity or debt securities or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources. There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or raise capital or obtain financing on terms acceptable to the Company, if at all.

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

Note 3 – Investment in 111 West 57th Partners LLC

In June 2013, the Company purchased an equity interest in the 111 West 57th Property.  The Company is engaged in material disputes and litigation with regard to the 111 West 57th Property. Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the “Strict Foreclosure”, (as defined below and as further discussed herein), the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the “Amended and Restated Investment Operating Agreement”) to grant a 10% subordinated participation interest in Investment LLC to Mr. R.A. Bianco as a contingent future incentive for Mr. R.A. Bianco’s past, current and anticipated ongoing role to develop and commercialize the Company’s equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company’s initial aggregate investment in Investment LLC and the Joint Venture, plus any additional investments by the Company, and only with respect to any distributions thereafter. At the current time, the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount or range of amounts can be reasonably estimated or assured.

During 2014, in connection with the funding of additional capital calls under the JV Agreement for required borrowing and development costs for the 111 West 57th Property, the Company’s management and its Board of Directors concluded that, given the continuing development risks of the 111 West 57th Property and the Company’s financial position, the Company should not at that time increase its already significant concentration and risk exposure to the 111 West 57th Property.  Nonetheless, the Company sought to limit dilution of its interest in the Joint Venture resulting from any failure to fund the capital call requirements, but at the same time wished to avoid the time, expense and financial return requirements (with attendant dilution and possible loss of voting rights) that obtaining a replacement third-party investor would require. The Company, therefore, entered into a second amended and restated operating agreement for Investment LLC (“Second Amended and Restated Investment Operating Agreement”) pursuant to which Capital LLC was admitted as a member of Investment LLC. In exchange for Capital LLC contributing toward Investment LLC capital calls in respect of the 111 West 57th Property, available cash of Investment LLC will be distributed first to Capital LLC until it has received a 20% internal rate of return (calculated as provided for in the JV Agreement as noted above), second to the Company until it has received 150% of its capital, and, thereafter, available cash is split 10/90, with 10% going to Mr. R.A. Bianco as the subordinated participation interest noted above and 90% going to Capital LLC and the Company pari-passu, with Capital LLC receiving one-half of its pro-rata share based on capital contributed and the Company receiving the balance. No other material changes were made to the Amended and Restated Investment Operating Agreement, and neither Mr. R.A. Bianco nor Capital LLC has any voting rights with respect to their interest and investment in Investment LLC.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In April 2016, the Company initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “Sponsor Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC, Kevin Maloney, Michael Stern, and various members and affiliates, Liberty Mutual Insurance Company, and Liberty Mutual Fire Insurance Company (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC.  For additional information with regard to the Company’s legal proceedings relating to the 111 West 57th Property, see Note 8.

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

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “Lender Action”). The defendants in the Lender Action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the Lender Action or any other action. For additional information with regard to the Lender Action, see Note 8.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On August 30, 2017, Spruce issued a Notice of Retention of Pledged Collateral in Full Satisfaction of Indebtedness. By purporting to accept the pledged collateral, pursuant to a Strict Foreclosure process, Spruce claims to have completed the retention of the collateral pledged by the junior mezzanine borrower, and therefore, the Company’s interest in the 111 West 57th Property (the “Strict Foreclosure”). Despite ongoing litigation challenging the legitimacy of the actions taken in connection with the Strict Foreclosure, the Company recorded an impairment for the full amount of its equity investment in the 111 West 57th Property in 2017. Prior to the Strict Foreclosure, the carrying value of the Company’s equity investment in the 111 West 57th Property represented a substantial portion of the Company’s assets and net equity value.

For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 8.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Property.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Company matching contributions	$83	$80
Employer match %	100%	100%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 - Stockholders’ Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2022	December 31, 2021
Par value	$0.01	$0.01
Authorized shares	85,000	85,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2022	December 31, 2021
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock.  Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended at any time or from time to time without prior notice.  Pursuant to the Repurchase Plan, the Company has repurchased shares of common stock from unaffiliated parties at various dates at market prices at their time of purchase, including broker commissions.  Due to the Company’s current financial condition and ongoing litigation proceedings, the Company does not anticipate that it will make any stock purchases pursuant to the Repurchase Plan in the next twelve months.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2022
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2022
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Under the New Rights Plan, each Right entitles the holder to purchase from the Company one share of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at a price equal to 50% of the then current market value of the Common Stock.  The Rights are not exercisable until either a person or group of affiliated persons acquires 25% or more of the Company’s outstanding Common Stock or upon the commencement or disclosure of an intention to commence a tender offer or exchange offer for 20% or more of the Common Stock. The Rights are redeemable by the Company at $0.01 per Right at any time until the earlier of 10 days following an accumulation of 20% or more of the Company’s shares by a single acquirer or group, or the occurrence of certain Triggering Events (as defined in the New Rights Agreement).  In addition, the Board of Directors may, at its option and in its sole and absolute discretion, at any time after a Triggering Event, mandatorily exchange all or part of the then outstanding and exercisable Rights for consideration per Right consisting of 50% of the securities that would be issuable at such time upon the exercise of one Right. The Rights Plan also provides certain administrative provisions that require a stockholder to make certain representations regarding its beneficial ownership of Company securities upon exercise or exchange of Rights. The Rights are subject to adjustment to prevent dilution and expire on March 27, 2029.

Note 6 – Commitments and Contingencies

Rent expense was as follows:

($ in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Rent expense	$12	$11
Approximate square feet of leased office space	350	350

The Company rents on a short-term basis approximately 150 square feet of office space in Coral Springs, Florida, and approximately 200 square feet of office space in Emerson, NJ.

The Company follows the practical expedient method for the accounting of leases and has elected to follow the short-term lease accounting policy election which allows lessees not to recognize right-of-use assets and liabilities for leases with a term of 12 months or less.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Federal - current	$-	$-
State - current	1	1
Total current	1	1

Federal - deferred	(729)	(1,106)
State - deferred	(111)	(434)
Change in valuation allowance	840	1,540
Total deferred	-	-
Income tax expense (benefit)	$1	$1

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021

Income (loss) before income taxes	$(3,472)	$(5,207)
Tax expense (benefit):
Tax at statutory federal rate	$(729)	$(1,094)
State income taxes	(110)	(445)
Change in valuation allowance	840	1,540
Income tax expense (benefit)	$1	$1

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Tax at statutory federal rate	21.0%	21.0%
State income taxes	3.2	8.5
Change in valuation allowance	(24.2)	(29.5)
Effective income tax rate	0.0%	0.0%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the year ended December 31, 2022, the Company recorded an income tax expense of $1,000, attributable to a provision for a tax on capital imposed by the state jurisdictions.

For the year ended December 31, 2021, the Company recorded an income tax expense of $1,000, attributable to a provision for a tax on capital imposed by the state jurisdictions.

The Company has not been notified of any potential tax audits by any federal, state, or local tax authorities. As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2019.  Interest and/or penalties related to uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for interest and/or penalties.

The utilization of net operating loss (“NOL”) carryforwards are subject to limitations under U.S. federal income tax and various state tax laws. Based on the Company’s federal tax returns as filed, the Company estimates it has approximately $128 million of federal NOL carryforwards available to reduce future federal taxable income which if not utilized will begin to expire in 2026 and continue to expire at various dates thereafter. Additionally, based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has approximately $234 million of state NOL carryforwards to reduce future state taxable income which if not utilized will begin to expire in 2030 and continue to expire at various dates thereafter.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company’s deferred tax asset, arising primarily from NOL carryforwards, is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax asset	$40,520	$39,680
Valuation allowance	(40,520)	(39,680)
Net deferred tax asset recognized	$-	$-

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase and certain of its subsidiaries and affiliates (collectively, the “Plaintiffs”) initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “Sponsor Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the “Sponsor”), Kevin Maloney, Michael Stern, and various members and affiliates, Liberty Mutual Insurance Company, and Liberty Mutual Fire Insurance Company (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”), and committed numerous acts of fraud and breaches of fiduciary duty. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

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

On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that have transpired since the Company filed its previous complaint in the Sponsor Action. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it was docketed as case number 18-cv-5482-AT.

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

On July 29, 2021, Plaintiffs filed their fourth amended complaint. On September 3, 2021, Defendants submitted a motion to dismiss the fourth amended complaint in part, which Plaintiffs opposed. On May 9, 2022, the NY Court issued a Decision and Order on Defendants’ motion to dismiss, allowing some of AmBase’s claims to go forward and dismissing others (“May 9, 2022 Order”). The NY Court declined to dismiss AmBase’s claims that the Defendants breached their contracts with AmBase by permitting transfers or encumbrances upon 111 West 57th Control LLC’s membership interests in connection with third-party financing without seeking or obtaining prior written approval.  The Court also declined to dismiss AmBase’s claim that Defendants breached their obligations under the Development Agreement by, among other things, failing to use “commercially reasonable efforts” to plan, design, develop, construct, and obtain permits for the Property in a timely manner and failing to devote sufficient time and attention to its obligations under the Development Agreement.

Claims that the NY Court dismissed included AmBase’s claims that Defendants breached their contract with AmBase by making capital contributions to Sponsor from third parties; consenting to the strict foreclosure without obtaining AmBase’s prior written approval in violation of the “Major Decisions” provision; refusing to cooperate and share information with AmBase’s construction consultant; and engaging in fraud and intentional misconduct in violation of Joint Venture Agreement section 8.5. The NY Court also dismissed AmBase’s claim that Defendants made fraudulent misrepresentations or omissions (as duplicative of the breach of contract claims) and three claims whose dismissal was compelled by a prior decision of the First Department, namely, AmBase’s claims that Sponsor, Stern, and Maloney breached their fiduciary duties of loyalty; to impose a constructive trust on the insurance loss fund; and to impose a constructive trust on Stern’s, Maloney’s, JDS’s, PMG’s, and the construction manager’s construction management fees and Stern’s and Maloney’s equity interest in the Project.  Finally, the Court dismissed AmBase’s current allegations that piercing certain of Defendants’ corporate veils is warranted. On January 18, 2023, the Company filed a notice of appeal appealing the May 9, 2022 Order with regard to all defendants in the Sponsor Action.

On September 30, 2021, the Liberty Mutual defendants answered the fourth amended complaint and filed a counterclaim against the Company’s subsidiaries for specific performance of a pledge agreement securing certain insurance policies issued for the Project. Plaintiffs replied to those counterclaims on October 20, 2021.

On January 30, 2023, Sponsor, Stern, Maloney, and various defendant members and affiliates filed their answer and asserted two counterclaims against the Company’s subsidiaries for breach of the Joint Venture Agreement in connection with a proposed refinancing of the Project in 2016. Plaintiffs replied to those counterclaims on February 21, 2023. The parties are continuing to discuss discovery scheduling and outstanding disclosures but attempts to meet and confer have thus far failed. A conference with the NY Court might be scheduled to further discuss discovery issues.

For additional information with regard to the Company’s investment in the 111 West 57th Property, including the foreclosure, see Note 3.

AmBase Corp., et al. v. Spruce Capital Partners, et al. In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the “Lender Action”). The defendants in the 111 West 57th Spruce action were 111 W57 Mezz Investor, LLC (“Spruce”), Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the 111 West 57th Spruce Action or any other action.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

On May 3, 2019, the Company’s subsidiary, Investment LLC, entered into a stipulation with Spruce to amend the complaint in the Lender Action to state claims against Spruce for breaches of the Uniform Commercial Code and Pledge Agreement and various torts. The amended complaint seeks the entry of a declaratory judgment, the impression of a constructive trust, permanent injunctive relief restraining Spruce from disposing of or encumbering the 111 West 57th Property, and damages, including punitive damages. The amended complaint did not name the Company as a plaintiff or Spruce Capital Partners as a defendant. On May 31, 2019, Spruce filed a motion to dismiss the amended complaint. On January 29, 2020, the Court entered a decision and order granting in part and denying in part Spruce’s motion to dismiss the amended complaint. On February 26, 2020, Spruce filed a notice of appeal to the Appellate Division seeking the appeal of the January 29, 2020 order. On March 4, 2020, Investment LLC filed a notice of cross-appeal to the Appellate Division, seeking to appeal the January 29, 2020 order to the extent the NY Court dismissed some of Investment LLC’s claims. On March 30, 2021, the Appellate Division issued a decision and order revising the January 29, 2020, order by reinstating Investment LLC’s derivative claim for breach of the covenant of good faith and fair dealing and dismissing the remaining claims.

While the appeal was pending, the parties to the Lender Action conducted discovery. On April 13, 2021, Investment LLC moved for leave to file a Second Amended Complaint to (1) bolster its factual allegations against the existing Defendant, (2) add claims against Spruce Capital Partners, Joshua Crane, and Robert Schwartz (“Spruce Defendants”), Arthur Becker and his affiliates (“Atlantic Defendants”), Apollo and its affiliates (“Apollo Defendants”), and AIG and its affiliates (“AIG Defendants”). On September 30, 2021, the Court granted the motion, and Investment LLC filed its Second Amended Complaint on the same day. On November 22, 2021, the various defendants filed separate motions to dismiss the claims against them. On December 13, 2021, Investment LLC filed a combined opposition to the motions. The defendants filed their replies on January 7, 2022.

On May 17, 2022, Plaintiffs in the Lender Action filed a motion requesting that the court hold oral argument on the pending motions to dismiss. The court granted the motion and heard argument on July 22, 2022. During argument, counsel for Plaintiffs made an oral motion to amend the complaint to add an express allegation that Defendants committed the tort of interference with contractual relations by procuring Sponsor’s breach of the implied covenant of good faith and fair dealing in the JV Agreement. The court called for supplemental briefs on the issue, which were filed on August 5, 2022.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On December 15, 2022, the NY Court issued a decision and order granting in part and denying in part the motions to dismiss (“December 15, 2022 Order”). Specifically, the NY Court declined to dismiss Plaintiffs’ claims against Spruce and ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, and AGRE Debt 1 – 111 W 57, LLC (“Apollo Lenders”) for breach of the Pledge Agreement in connection with the strict foreclosure. The NY Court dismissed Plaintiffs’ claims for tortious interference with contract against the Spruce Defendants, AIG Defendants, and Apollo Defendants, and Plaintiffs’ claim for unjust enrichment against the Atlantic Defendants.

On January 3, 2023, the Apollo Lenders filed a notice of appeal to the Appellate Division seeking appeal of the December 15, 2022 Order. On January 18, 2023, the Company filed notices of appeal and cross-appeal appealing the December 15, 2022, Order with regard to all Defendants. On January 30, 2023, the Apollo Lenders filed their opening brief. On March 1, 2023, Plaintiff filed its combined opposition and opening brief as to all Defendants.

On January 13, 2023, the Apollo Lenders filed their answer and affirmative defenses to the Company’s Second Amended Complaint together with crossclaims against 111 W57th Mezz Investor LLC, Spruce Capital Partners LLC, Joshua Crane, Robert Schwartz, Michael Stern, Kevin Maloney, 111 West 57th Sponsor LLC, 111 West 57th Control LLC, and 111 West 57th Manager LLC (the “Crossclaim Defendants”). The crossclaims are for (1) contribution against all Crossclaim Defendants; (2) indemnification against 111 W57th Mezz Investor LLC, Spruce Capital, Crane, and Schwartz; and (3) a declaratory judgment that 111 W57th Mezz Investor LLC, through Spruce Capital, Crane, and Schwartz, has indemnified the Apollo Lenders against any and all loss that the Apollo Lenders have incurred or may incur in defending against this case. On January 23, 2023, the Apollo Lenders filed a notice of voluntary discontinuance without prejudice, voluntarily discontinuing their first crossclaim for contribution only as it is brought against Stern, Maloney, Sponsor, 111 West 57th Control LLC, and 111 West 57th Manager LLC.

On January 30, 2023, Defendant 111 W57 Mezz Investor LLC filed its answer to Plaintiff’s Second Amended Complaint.

Because the Court has resolved the motions to dismiss, Plaintiffs expect that discovery will recommence soon.

Since the Company is not a party to the Loan Agreements, it does not have access to communications with the lenders, except for those individual communications that the Sponsor has elected to share or that have been produced in the ongoing litigation.  The Company has continued to demand access to such information, including access to the books and records for the 111 West 57th Property both under the JV Agreement and as part of the Sponsor Action and the Lender Action. For additional information with regard to the Company’s investment in the 111 West 57th Property and the Company’s recording of an impairment of its equity investment in the 111 West 57th Property in 2017, see Note 3.

AmBase Corp., et al. v. ACREFI Mortgage Lending LLC, et al. In June 2018, the Company initiated another litigation in the NY Court, Index No. 655031/2017, (the “Apollo Action”). The defendants in the Apollo Action were ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, AGRE Debt 1 – 111 W 57, LLC, and Apollo Commercial Real Estate Finance, Inc. (collectively, the “Apollo Defendants”). In the Apollo Action, the Company alleged that the Apollo Defendants aided and abetted the Sponsor, Stern, and Maloney in breaching their fiduciary duties to the Company in connection with the 111 West 57th Property and tortiously interfered with the JV Agreement. The Company was seeking damages as well as punitive damages for tortious interference with the JV Agreement and aiding and abetting the Sponsor’s breaches of their fiduciary duties to the joint venture. The Apollo Defendants filed a motion to dismiss on August 17, 2018. On October 22, 2019, the NY Court entered an order dismissing the Company’s complaint in the Apollo Action in its entirety. On November 8, 2019, the NY Court entered judgment (the “Apollo Dismissal”) dismissing the Apollo Action in favor of the Apollo Defendants. On December 10, 2019, the Company filed a notice of appeal seeking the appeal of the Apollo Dismissal. On August 7, 2020, the Company perfected its appeal of the Apollo Dismissal. After Investment LLC filed its motion to amend the complaint in the Lender Action to add claims against Apollo, the parties to the Apollo Action filed a stipulation to withdraw the appeal in the Apollo Action. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsor will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsor’s, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 9 – Litigation Funding Agreement

In 2017, the Company entered into a Litigation Funding Agreement (the “2017 LFA”) with Mr. R.A. Bianco, to provide litigation funding to the Company for litigation costs in connection with the Company’s legal proceedings relating to the Company’s equity investment in the 111 West 57th Property, (the “Litigation Fund Amount”).

In 2019, after receiving approval from the Special Committee, the Company and Mr. R.A. Bianco entered into an amendment to the 2017 LFA (the “2019 LFA Amendment”). In summary the 2019 LFA Amendment provided for the release of Mr. R.A. Bianco from all further funding obligations under the 2017 LFA and that, in the event the Company receives any Litigation Proceeds from the 111 West 57th Litigation, such Litigation Proceeds shall be distributed as follows:

(i)	first, 100% to the Company in an amount equal $7,500,000; and

(ii)	thereafter, any additional amounts shall be distributed (a) 75% to the Company and (b) 25% to Mr. R.A. Bianco.

Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated December 31, 2022, through the report issuance date. Other than as discussed herein, the Company has no events, subsequent to December 31, 2022, and through the date these consolidated financial statements were issued.

In February 2023, the Company and Mr. R.A. Bianco entered into an agreement for Mr. R.A. Bianco to provide a senior loan to the Company for working capital (the “Loan Payable”).

Information regarding the loan(s) payable is as follows:

	Date of Loan	Rate	Due Date	February, 2023
Loan Payable	February 2023	6.50%	February 28, 2025	$300,000
				$300,000

The Loan Payable is due on the earlier of the date the Company receives funds from any source, (excluding funds received by the Company by any litigation funding entity to fund any of the 111 West 57th legal proceedings), sufficient to pay all amounts due under the Loan Payable, including all accrued interest thereon, including without limitation, from a settlement of the 111 West 57th legal proceedings or (b) the date(s) indicated above.

The Company and Mr. R.A. Bianco further agreed that amounts due pursuant to the Loan Payable plus interest can be converted by Mr. R.A. Bianco, at his option, into a litigation funding agreement pari-pasu with any litigation funding agreement entered into by the Company with a litigation funding entity.

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 8.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
ITEM 9B.	OTHER INFORMATION

On March 24, 2023, after over ten years of exemplary service, Mr. Kenneth M. Schmidt formally informed AmBase Corporation (the “Company”) that he would not stand for re-election to the Company’s Board of Directors (the “Board”) at the end of his current term in June 2023. Mr. Schmidt has served on the Company’s Board since March 2013, and serves as the Chairman of the Company’s Personnel Committee and as a member of the Company’s Accounting and Audit Committee. There are no disagreements between Mr. Schmidt and the Company.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers and directors required by this item will be set forth in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2023, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2022 fiscal year.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior officers.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2023, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2022 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

For other information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2023, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2022 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2023, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2022 fiscal year.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm”, “Independent Registered Public Accountant Matters,” in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 1, 2023, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2022 fiscal year.

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
4.1
Amended & Restated Rights Agreement dated as of March 27, 2019, between the Company and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1
Employment Agreement dated as of March 30, 2006, between Richard A. Bianco and the Company, (incorporated by reference to Exhibit 10H to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2
Amendment to Employment Agreement dated as of January 1, 2008, between Richard A. Bianco and the Company, (incorporated by reference to Exhibit 10E to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3
Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2023, (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.4
Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2028, (incorporated by reference to Exhibit 10.1 Company’s Current report on Form 8-K filed January 20, 2023).

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

10.7
Agreement between Mr. Richard A. Bianco, the Company’s Chairman President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company for Mr. R.A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to the 111 West 57th Property (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the annual period ending December 31, 2016).

10.8
Amendment dated May 20, 2019, to the September 2017 Litigation Funding Agreement, between Mr. R.A. Bianco and the Company, (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed May 21, 2019).

10.9
Senior Promissory Note between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company, (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed February 9, 2023).

10.10	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on October 22, 2012, and incorporated by reference herein).

14	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).
21*	Subsidiaries of the Registrant.
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.
32.1*	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.
32.2*	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.
101.1*
The following financial statements from AmBase Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL: (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

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
Date: March 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO	/s/JOHN FERRARA
Chairman, President,	Vice President, Chief Financial Officer and Controller
Chief Executive Officer and Director	(Principal Financial and Accounting Officer)
Date: March 28, 2023	Date: March 28, 2023

/s/ALESSANDRA F. BIANCO	/s/RICHARD A. BIANCO, JR.
Director	Director
Date: March 28, 2023	Date: March 28, 2023

/s/JERRY Y. CARNEGIE	/s/SCOTT M. SALANT, ESQ.
Director	Director
Date: March 28, 2023	Date: March 28, 2023

/s/KENNETH M. SCHMIDT
Director
Date: March 28, 2023

DIRECTORS AND OFFICERS

Board of Directors
Richard A. Bianco	Alessandra F. Bianco	Richard A. Bianco, Jr.	Jerry Y. Carnegie	Scott M. Salant, Esq
Chairman, President and Chief Executive Officer AmBase Corporation	Senior Officer BARC Investments, LLC	Employee AmBase Corporation & Officer BARC Investments, LLC	Private Investor	Private Investor
.
Kenneth M. Schmidt Private Investor

AmBase Officers
Richard A. Bianco	John Ferrara	Joseph R. Bianco
Chairman, President and Chief Executive Officer	Vice President, Chief Financial Officer and Controller	Treasurer

INVESTOR INFORMATION

 Annual Meeting of Stockholders

The 2023 Annual Meeting is currently scheduled to be held at 9:00 a.m. Eastern Time, on Thursday, June 1, 2023, at:

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

Independent Registered Public Accountants Marcum LLP 185 Asylum Street City Place I, 25th Floor Hartford, CT 06103	Number of Stockholders As of February 28, 2023, there were, approximately 6,000 stockholders.