Form 10-Q
period 2023-03-31
AmBase Corp
filed 2023-05-02
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

At April 30, 2023, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2023

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2023	2022
Operating expenses:
Compensation and benefits	$385	$407
Professional and outside services	728	563
Property operating and maintenance	8	9
Insurance	58	67
Other operating	13	11
Total operating expenses	1,192	1,057
Operating income (loss)	(1,192)	(1,057)

Interest income	1	-
Interest expense	(29)	-
Income (loss) before income taxes	(1,220)	(1,057)

Income tax expense (benefit)	-	-
Net income (loss)	$(1,220)	$(1,057)

Net income (loss) per common share - basic	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share data)

Assets:	March 31, 2023	December 31, 2022
Cash and cash equivalents	$44	$349

Other assets	31	61
Total assets	$75	$410

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$2,069	$1,484
Loan(s) payable – related party	300	-

Total liabilities	2,369	1,484
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 85,000 authorized in 2023 and 85,000 authorized in 2022, 46,410 issued and 40,738 outstanding in 2023 and 46,410 issued and 40,738 outstanding in 2022)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(545,894)	(544,674)
Treasury stock, at cost – 2023 - 5,672 shares; and 2022 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity (deficit)	(2,294)	(1,074)

Total liabilities and stockholders’ equity (deficit)	$75	$410

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2023	$464	$548,304	$(544,674)	$(5,168)	$(1,074)
Net income (loss)	-	-	(1,220)	-	(1,220)
March 31, 2023	$464	$548,304	$(545,894)	$(5,168)	$(2,294)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2022	$464	$548,304	$(541,201)	$(5,168)	$2,399
Net income (loss)	-	-	(1,057)	-	(1,057)
March 31, 2022	$464	$548,304	$(542,258)	$(5,168)	$1,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income (loss)	$(1,220)	$(1,057)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	30	40
Accounts payable and accrued liabilities	585	135
Net cash provided (used) by operating activities	(605)	(882)

Cash flows from financing activities:
Proceeds from loan(s) payable – related party	300	-
Net cash provided (used) by financing activities	300	-
Net change in cash and cash equivalents	(305)	(882)
Cash and cash equivalents at beginning of period	349	3,003

Cash and cash equivalents at end of period	$44	$2,121
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid on accounts payable	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – The Company and Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2022.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
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

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the “Amended and Restated Investment Operating Agreement”) to grant a 10% subordinated participation interest in Investment LLC to the Company’s Chairman, President and Chief Executive Office, Mr. Richard A. Bianco (“Mr. R.A. Bianco”), as a contingent future incentive for Mr. R.A. Bianco’s past, current and anticipated ongoing role to develop and commercialize the Company’s equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company’s initial aggregate investment in Investment LLC and the Joint Venture, plus any additional investments by the Company, and only with respect to any distributions thereafter. At the current time, the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount or range of amounts can be reasonably estimated or assured.

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

On July 25, 2017, the Company filed a complaint against Spruce and the Sponsor and requested injunctive relief halting the Strict Foreclosure from the New York State Supreme Court for New York County, (the “NY Court”) Index No. 655031/2017, (the “Lender Action”). The defendants in the Lender Action were 111 W57 Mezz Investor, LLC, Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the Lender Action or any other action. For additional information with regard to the Lender Action, see Note 6.

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

For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 6.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2023	March 31, 2022
Company matching contributions	$51	$51
Employer match %	100%	100%

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

Note 8 – Loan(s) Payable – Related Party

The Company and Mr. R.A. Bianco entered into an agreement(s) for Mr. R.A. Bianco to provide senior loan(s) to the Company for working capital. The loan(s) are due on the earlier of the date the Company receives funds from any source, (excluding funds received by the Company by any litigation funding entity to fund any of the 111 West 57th legal proceedings), sufficient to pay all amounts due under the loan(s), including all accrued interest thereon, including without limitation, from a settlement of the 111 West 57th legal proceedings or (b) the date(s) indicated above.

The Company and Mr. R.A. Bianco further agreed that amounts due pursuant to the loans plus interest can be converted by Mr. R.A. Bianco, at his option, into a litigation funding agreement pari-pasu with any litigation funding agreement entered into by the Company with a litigation funding entity.

Information regarding the loan(s) payable is as follows:

Date of loan	Rate	Due Date	March 31, 2023	December 31, 2022
February 2023	6.50%	February 28, 2025	$300,000	$-
			$300,000	$-

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	March 31, 2023	December 31, 2022
Accrued interest expense	$3	$-

In April 2023, the Company and Mr. R.A. Bianco entered into an additional agreement pursuant to which Mr. R.A. Bianco made an additional loan to the Company of $325,000 for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6.

Note 9 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2023, through the filing of these interim financial statements. Other than as discussed herein, the Company has no events, subsequent to March 31, 2023, and through the date these condensed consolidated financial statements were issued.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At March 31, 2023, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at March 31, 2023, aggregated $75,000, consisting principally of cash and cash equivalents of $44,000.  At March 31, 2023, the Company’s liabilities aggregated $2,369,000.  Total stockholders’ deficit was $2,294,000.

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

The terms and conditions of any such funding and/or financing agreements are expected to take several months to negotiate and finalize. Depending on the timing of any such agreements, the Company’s Chairman, President and Chief Executive Office, Mr. Richard A. Bianco (“Mr. R.A. Bianco”) has indicated that, if and when needed, he would provide a working capital line of credit to the Company on an as needed basis, subject to customary and market terms and conditions to be agreed upon at such time. However, there can be no assurance that the Company will be able to secure any such funding and/or financing arrangements on acceptable terms or at all.  In February 2023 and April 2023, Mr. R.A. Bianco provided loans to the Company in the amounts of $300,000 and $325,000, respectively. For additional information, see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

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

For the three months ended March 31, 2023, cash of $605,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the three months ended March 31, 2022, cash of $882,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of March 31, 2023, increased from December 31, 2022, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of March 31, 2023.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2023 vs. the Three Months Ended March 31, 2022

The Company recorded a net loss of $1,220,000 or $0.03 per share in the three months ended March 31, 2023, compared to a net loss of $1,057,000, or $0.03 per share in the respective 2022 period.

Compensation and benefits decreased slightly to $385,000 in the three months ended March 31, 2023, compared to $407,000 in the respective 2022 period.  The decrease in the 2023 three month period versus the respective 2022 period is due to a decrease in compensation related expenses recorded in the 2022 period.  No stock based compensation expense was recorded in the three months ended March 31, 2023 or March 31, 2022.

Professional and outside services increased to $728,000 in the three months ended March 31, 2023, compared to $563,000 in the respective 2022 period.  The increase in the 2023 period as compared to the 2022 period is principally the result of a higher level of legal and professional fees incurred in 2023 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses remained at generally similar levels for the three months ended March 31, 2023, compared to the respective March 31, 2022, period.

Insurance expenses decreased to $58,000 for the three months ended March 31, 2023, compared with $67,000 for the three months ended March 31, 2022.  The decrease is due to a slight decrease in insurance premium costs in the three months ended March 31, 2023, compared to the respective 2022 period.

Other operating expenses increased to $13,000 in the three months ended March 31, 2023, compared with $11,000 in the respective 2022 period, due to a higher level of other expenses in the 2023 period.

Interest income in the three months ended March 31, 2023, increased to $1,000 from $- in the respective 2022 period.  The increased interest income is due to a higher yield on cash and cash equivalents on hand in the 2023 period versus the 2022 period.

Interest expense was $29,000 in the three months ended March 31, 2023, and $- in 2022. Interest expense for the 2023 period is attributable to interest expense paid to a professional firm for outstanding and unpaid professional fees and interest expense relating to the loan(s) payable – related party.  For additional information see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2023.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable
b. Not applicable
c. None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2023 period.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

a. Not applicable
b. None
c. None

Item 6.	EXHIBITS
10.1
Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2028 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 20, 2023, and incorporated herein by reference).

10.2
Senior Promissory Note for $300,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2023, and incorporated herein by reference).

10.3
Senior Promissory Note for $325,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2023, and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2023 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 2, 2023