Form 10-Q
period 2023-06-30
AmBase Corp
filed 2023-08-01
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

At July 31, 2023, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2023

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Compensation and benefits	$347	$340	$732	$747
Professional and outside services	813	556	1,541	1,119
Property operating and maintenance	2	6	10	15
Insurance	57	67	115	134
Other operating	28	14	41	25
Total operating expenses	1,247	983	2,439	2,040
Operating income (loss)	(1,247)	(983)	(2,439)	(2,040)

Interest income	-	1	1	1
Interest expense	22	-	51	-
Income (loss) before income taxes	(1,269)	(982)	(2,489)	(2,039)

Income tax expense (benefit)	-	1	-	1
Net income (loss)	$(1,269)	$(983)	$(2,489)	$(2,040)

Net income (loss) per common share - basic	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2023	December 31, 2022
Cash and cash equivalents	$89	$349

Other assets	-	61
Total assets	$89	$410

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$2,387	$1,484
Loan(s) payable – related party	1,265	-

Total liabilities	3,652	1,484
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 85,000 authorized in 2023 and 85,000 authorized in 2022, 46,410 issued and 40,738 outstanding in 2023 and 46,410 issued and 40,738 outstanding in 2022)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(547,163)	(544,674)
Treasury stock, at cost – 2023 - 5,672 shares; and 2022 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity (deficit)	(3,563)	(1,074)

Total liabilities and stockholders’ equity (deficit)	$89	$410

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2023	$464	$548,304	$(544,674)	$(5,168)	$(1,074)
Net income (loss)	-	-	(1,220)	-	(1,220)
March 31, 2023	464	548,304	(545,894)	(5,168)	(2,294)
Net income (loss)	-	-	(1,269)	-	(1,269)
June 30, 2023	$464	$548,304	$(547,163)	$(5,168)	$(3,563)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2022	$464	$548,304	$(541,201)	$(5,168)	$2,399
Net income (loss)	-	-	(1,057)	-	(1,057)
March 31, 2022	464	548,304	(542,258)	(5,168)	1,342
Net income (loss)	-	-	(983)	-	(983)
June 30, 2022	$464	$548,304	$(543,241)	$(5,168)	$359

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income (loss)	$(2,489)	$(2,040)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	61	80
Accounts payable and accrued liabilities	903	477
Net cash provided (used) by operating activities	(1,525)	(1,483)

Cash flows from financing activities:
Proceeds from loan(s) payable – related party	1,265	-
Net cash provided (used) by financing activities	1,265	-

Net change in cash and cash equivalents	(260)	(1,483)
Cash and cash equivalents at beginning of period	349	3,003

Cash and cash equivalents at end of period	$89	$1,520
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid on accounts payable	$-	$-

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

Note 4 - Savings Plan

The Company sponsors the AmBase 401(k) Savings Plan (the “Savings Plan”), which is a “Section 401(k) Plan” within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). The Savings Plan permits eligible employees to make contributions of a percentage of their compensation, which are matched by the Company at a percentage of the employees’ elected deferral. Employee contributions to the Savings Plan are invested at the employee’s discretion in various investment funds. The Company’s matching contributions are invested in the same manner as the compensation reduction contributions.  All contributions are subject to the maximum limitations contained in the Code.

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Company matching contributions	$28	$21	$79	$72
Employer match %	100%	100%	100%	100%

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

State income tax amounts for the three and six months ended June 30, 2022, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
On June 11, 2020, Defendants filed a motion with the NY Court to dismiss some of the state law claims asserted by the Company in the third amended complaint. On July 28, 2020, Plaintiffs filed a motion for leave to amend the third amended complaint, which Defendants opposed. The proposed complaint added, among other things, claims arising from certain defendants’ role in the 2017 foreclosure of the junior mezzanine loan on the project. On July 22, 2021, the NY Court granted Plaintiffs leave to amend and denied the motion to dismiss without prejudice as moot in light of the Court’s decision granting Plaintiffs leave to amend.

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

Claims that the NY Court dismissed included AmBase’s claims that Defendants breached their contract with AmBase by making capital contributions to Sponsor from third parties; consenting to the strict foreclosure without obtaining AmBase’s prior written approval in violation of the “Major Decisions” provision; refusing to cooperate and share information with AmBase’s construction consultant; and engaging in fraud and intentional misconduct in violation of Joint Venture Agreement section 8.5. The NY Court also dismissed AmBase’s claim that Defendants made fraudulent misrepresentations or omissions (as duplicative of the breach of contract claims) and other claims whose dismissal was compelled by a prior decision of the First Department, namely, AmBase’s claims that Sponsor, Stern, and Maloney breached their fiduciary duties of loyalty; to impose a constructive trust on the insurance loss fund; and to impose a constructive trust on Stern’s, Maloney’s, JDS’s, PMG’s, and the construction manager’s construction management fees and Stern’s and Maloney’s equity interest in the Project.  Finally, the Court dismissed AmBase’s current allegations that piercing certain of Defendants’ corporate veils is warranted. On January 18, 2023, the Company filed a notice of appeal appealing the May 9, 2022 Order with regard to all defendants in the Sponsor Action and perfected the appeal on July 10, 2023.

On September 30, 2021, the Liberty Mutual defendants answered the fourth amended complaint and filed a counterclaim against the Company’s subsidiaries for specific performance of a pledge agreement securing certain insurance policies issued for the Project. Plaintiffs replied to those counterclaims on October 20, 2021.

On January 30, 2023, Sponsor, Stern, Maloney, and various defendant members and affiliates filed their answer and asserted counterclaims against the Company’s subsidiaries for breach of the Joint Venture Agreement in connection with a proposed refinancing of the Project in 2016. Plaintiffs replied to those counterclaims on February 21, 2023. The parties are continuing to discuss discovery scheduling and outstanding disclosures but attempts to meet and confer have thus far failed. Pursuant to direction received during a conference with the NY Court in which the parties discussed the discovery issues, the Company has filed discovery-related motions. The NY Court has scheduled oral argument on the motions for September 28, 2023.

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

On January 3, 2023, the Apollo Lenders filed a notice of appeal to the Appellate Division seeking appeal of the December 15, 2022 Order. On January 18, 2023, the Company filed notices of appeal and cross-appeal appealing the December 15, 2022, Order with regard to all Defendants. As of June 30, 2023, briefing is complete, and oral argument has been noticed for the September Term 2023.

Pursuant to mutual agreement with the Company and the AIG Defendants, the Company is in the process of withdrawing its appeal against the AIG Defendants.

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

On January 30, 2023, Defendant 111 W57 Mezz Investor LLC filed its answer to Plaintiff’s Second Amended Complaint.

Because the Court has resolved the motions to dismiss, discovery has recommenced, and Plaintiffs are actively seeking the production of documents.

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

The Company and Mr. R.A. Bianco further agreed that amounts due pursuant to the loan(s) plus interest can be converted by Mr. R.A. Bianco, at his option, into a litigation funding agreement pari-pasu with any litigation funding agreement entered into by the Company with a litigation funding entity.

Information regarding the loan(s) payable is as follows:

Date of loan(s)	Rate	Due Date	June 30, 2023	December 31, 2022
February 2023	6.50%	February 28, 2025	$300,000	$-
April 2023	6.50%	April 30, 2025	325,000
May 2023	6.50%	May 31, 2025	310,000
June 2023	7.00%	June 30, 2025	330,000
			$1,265,000	$-

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	June 30, 2023	December 31, 2022
Accrued interest expense	$16	$-

In July 2023, the Company and Mr. R.A. Bianco entered into an additional agreement pursuant to which Mr. R.A. Bianco made an additional loan to the Company of $333,000 for use as working capital in accordance with similar terms of the loan(s) payable noted herein.

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6.

Note 9 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2023, through the filing of these interim financial statements. Other than as discussed herein, the Company has no events, subsequent to June 30, 2023, and through the date these condensed consolidated financial statements were issued.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At June 30, 2023, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at June 30, 2023, aggregated $89,000, consisting principally of cash and cash equivalents of $89,000.  At June 30, 2023, the Company’s liabilities aggregated $3,652,000.  Total stockholders’ deficit was $3,563,000.

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

For the six months ended June 30, 2023, cash of $1,525,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the six months ended June 30, 2022, cash of $1,483,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of June 30, 2023 increased from December 31, 2022, principally relating to the timing of payments and an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

There are no other material commitments for capital expenditures as of June 30, 2023.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2023 vs. the Three Months and Six Months Ended June 30, 2022

The Company recorded a net loss of $1,269,000 or $0.03 per share and $2,489,000 or $0.06 per share in the three months and six months ended June 30, 2023, respectively, compared to a net loss of $983,000 or $0.02 per share and $2,040,000 or $0.05 per share in the respective 2022 periods.

Compensation and benefits were $347,000 and $732,000 in the three months and six months ended June 30, 2023, respectively, compared to $340,000 and $747,000 in the respective 2022 periods.  The changes in the 2023 three month and six month periods is generally due to the timing of the payment of various compensation related expenses in the respective periods.

Professional and outside services increased to $813,000 and $1,541,000 in the three months and six months ended June 30, 2023, respectively, compared to $556,000 and $1,119,000 in the respective 2022 periods.  The increase in the 2023 periods as compared to the 2022 periods is principally the result of a higher level of legal and professional fees incurred in the 2023 periods in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $2,000 and $10,000 for the three months and six months ended June 30, 2023, respectively, compared to $6,000 and $15,000 in the respective 2022 periods.  The slight decrease in the 2023 periods versus the 2022 periods is primarily due to a general decrease in costs.

Insurance expenses were $57,000 and $115,000 in the three months and six months ended June 30, 2023, respectively, compared to $67,000 and $134,000 in the respective 2022 periods.  The decrease in the three months and six months ended June 30, 2023, compared to the respective 2022 periods is generally due to a decrease in insurance premium costs.

Other operating expenses were $28,000 and $41,000 in the three and six months ended June 30, 2023, respectively, compared with $14,000 and $25,000 in the respective 2022 periods.  The increase in the June 30, 2023, three and six months ended compared to the June 30, 2022, three and six months ended is due to a generally higher level of related expenses in the respective 2023 periods.

Interest income in the three months and six months ended June 30, 2023, was $- and $1,000, respectively, compared with $1,000 and $1,000 in the respective 2022 periods.  The decreased interest income in the June 30, 2023, three month period is due to a lower level of cash and cash equivalents in the 2023 period versus the respective 2022 period.

Interest expense in the three months and six months ended June 30, 2023, was $22,000 and $51,000, respectively, compared with $- and $- in the respective 2022 periods.  Interest expense for the 2023 periods is attributable to interest expense paid to a professional firm for outstanding and unpaid professional fees and interest expense relating to the loans payable – related party.  For additional information see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

The Company recorded an income tax expense of $- and $- for the three months and six months ended June 30, 2023, respectively, compared with an income tax expense of $1,000 and $1,000 for the three months and six months ended June 30, 2022, respectively. State income tax amounts for the three and six months ended June 30, 2022, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2023.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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
10.1
Senior Promissory Note for $310,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 11, 2023, and incorporated herein by reference).

10.2
Senior Promissory Note for $330,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 26, 2023, and incorporated herein by reference).

10.3
Senior Promissory Note for $333,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2023, and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2023 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

Date:	August 1, 2023