Form 10-Q
period 2023-09-30
AmBase Corp
filed 2023-11-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

At October 31, 2023, there were 40,737,751 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation
Quarterly Report on Form 10-Q
September 30, 2023

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Compensation and benefits	$323	$336	$1,055	$1,083
Professional and outside services	858	289	2,399	1,408
Property operating and maintenance	7	1	17	16
Insurance	95	63	210	197
Other operating	18	32	59	57
Total operating expenses	1,301	721	3,740	2,761
Operating income (loss)	(1,301)	(721)	(3,740)	(2,761)

Interest income	1	4	2	5
Interest expense	99	-	150	-
Income (loss) before income taxes	(1,399)	(717)	(3,888)	(2,756)

Income tax expense (benefit)	-	-	-	1
Net income (loss)	$(1,399)	$(717)	$(3,888)	$(2,757)

Net income (loss) per common share - basic	$(0.03)	$(0.02)	$(0.10)	$(0.07)

Weighted average common shares outstanding - basic	40,738	40,738	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	September 30, 2023	December 31, 2022
Cash and cash equivalents	$23	$349

Other assets	-	61
Total assets	$23	$410

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$3,137	$1,484
Loan(s) payable – related party	1,848	-

Total liabilities	4,985	1,484
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 85,000 authorized in 2023 and 85,000 authorized in 2022, 46,410 issued and 40,738 outstanding in 2023 and 46,410 issued and 40,738 outstanding in 2022)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(548,562)	(544,674)
Treasury stock, at cost – 2023 - 5,672 shares; and 2022 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity (deficit)	(4,962)	(1,074)

Total liabilities and stockholders’ equity (deficit)	$23	$410

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2023	$464	$548,304	$(544,674)	$(5,168)	$(1,074)
Net income (loss)	-	-	(1,220)	-	(1,220)
March 31, 2023	464	548,304	(545,894)	(5,168)	(2,294)
Net income (loss)	-	-	(1,269)	-	(1,269)
June 30, 2023	464	548,304	(547,163)	(5,168)	(3,563)
Net income (loss)	-	-	(1,399)	-	(1,399)
September 30, 2023	$464	$548,304	$(548,562)	$(5,168)	$(4,962)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2022	$464	$548,304	$(541,201)	$(5,168)	$2,399
Net income (loss)	-	-	(1,057)	-	(1,057)
March 31, 2022	464	548,304	(542,258)	(5,168)	1,342
Net income (loss)	-	-	(983)	-	(983)
June 30, 2022	464	548,304	(543,241)	(5,168)	359
Net income (loss)	-	-	(717)	-	(717)
September 30, 2022	$464	$548,304	$(543,958)	$(5,168)	$(358)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income (loss)	$(3,888)	$(2,757)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	61	(11)
Accounts payable and accrued liabilities	1,653	703
Net cash provided (used) by operating activities	(2,174)	(2,065)

Cash flows from financing activities:
Proceeds from loan(s) payable – related party	1,848	-
Net cash provided (used) by financing activities	1,848	-

Net change in cash and cash equivalents	(326)	(2,065)
Cash and cash equivalents at beginning of period	349	3,003

Cash and cash equivalents at end of period	$23	$938
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid on accounts payable	$-	$-

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Company matching contributions	$9	$9	$88	$81
Employer match %	100%	100%	100%	100%

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

State income tax amounts for the three and nine months ended September 30, 2022, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Claims that the NY Court dismissed included AmBase’s claims that Defendants breached their contract with AmBase by making capital contributions to Sponsor from third parties; consenting to the strict foreclosure without obtaining AmBase’s prior written approval in violation of the “Major Decisions” provision; refusing to cooperate and share information with AmBase’s construction consultant; and engaging in fraud and intentional misconduct in violation of Joint Venture Agreement section 8.5. The NY Court also dismissed AmBase’s claim that Defendants made fraudulent misrepresentations or omissions (as duplicative of the breach of contract claims) and other claims whose dismissal was compelled by a prior decision of the First Department, namely, AmBase’s claims that Sponsor, Stern, and Maloney breached their fiduciary duties of loyalty; to impose a constructive trust on the insurance loss fund; and to impose a constructive trust on Stern’s, Maloney’s, JDS’s, PMG’s, and the construction manager’s construction management fees and Stern’s and Maloney’s equity interest in the Project.  Finally, the Court dismissed AmBase’s current allegations that piercing certain of Defendants’ corporate veils is warranted. On January 18, 2023, the Company filed a notice of appeal appealing the May 9, 2022 Order with regard to all defendants in the Sponsor Action and perfected the appeal on July 10, 2023. Oral argument before the First Department took place on October 31, 2023.

On September 30, 2021, the Liberty Mutual defendants answered the fourth amended complaint and filed a counterclaim against the Company’s subsidiaries for specific performance of a pledge agreement securing certain insurance policies issued for the Project. Plaintiffs replied to those counterclaims on October 20, 2021.

On January 30, 2023, Sponsor, Stern, Maloney, and various defendant members and affiliates filed their answer and asserted counterclaims against the Company’s subsidiaries for breach of the Joint Venture Agreement in connection with a proposed refinancing of the Project in 2016. Plaintiffs replied to those counterclaims on February 21, 2023. Discovery in the case is currently ongoing.

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

On August 28, 2017, the NY Court held a preliminary injunction hearing, lifted the temporary restraining order, denied Plaintiffs’ request for a preliminary injunction, and granted Defendants’ cross-motions. In order to prevent the Strict Foreclosure process from going forward, the Company immediately obtained an interim stay from the New York Supreme Court Appellate Division, First Judicial Department (“Appellate Division”). That stay remained in place until August 29, 2017, permitting the Company to obtain an appealable order, notice an appeal, and move for a longer-term stay or injunctive relief pending appeal. The Appellate Division held a hearing on August 29, 2017, to consider the Company’s motion for an interim stay or injunctive relief pending appeal, both of which it denied, thus allowing the purported Strict Foreclosure to move forward.

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

On January 3, 2023, the Apollo Lenders filed a notice of appeal to the Appellate Division seeking appeal of the December 15, 2022 Order. On January 18, 2023, the Company filed notices of appeal and cross-appeal appealing the December 15, 2022, Order with regard to all Defendants. On August 9, 2023, pursuant to mutual agreement with the Company and the AIG Defendants, the Company filed a stipulation to withdraw its appeal against the AIG Defendants.  Following briefing and oral argument, the Appellate Division First Department issued its decision on October 5, 2023.  The First Department modified the NY Court’s decision to dismiss Plaintiffs’ claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure, and otherwise affirmed the NY Court’s decision.  On November 3, 2023, Plaintiffs filed motions for leave to appeal the First Department’s decision to the Court of Appeals in both the First Department and the Court of Appeals.

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

Note 8 – Loan(s) Payable – Related Party

The Company and Mr. R.A. Bianco entered into an agreement(s) for Mr. R.A. Bianco to provide senior loan(s) to the Company for working capital. The loan(s) are due on the earlier of the date the Company receives funds from any source, (excluding funds received by the Company by any litigation funding entity to fund any of the 111 West 57th legal proceedings), sufficient to pay all amounts due under the loan(s), including all accrued interest thereon, including without limitation, from a settlement of the 111 West 57th legal proceedings or (b) the date(s) indicated herein.

The Company and Mr. R.A. Bianco further agreed that amounts due pursuant to the loan(s) plus interest can be converted by Mr. R.A. Bianco, at his option, into a litigation funding agreement pari-pasu with any litigation funding agreement entered into by the Company with a litigation funding entity.

Information regarding the loan(s) payable is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	September 30, 2023	December 31, 2022
February 2023	6.50%	February 28, 2025	$300	$-
April 2023	6.50%	April 30, 2025	325	-
May 2023	6.50%	May 31, 2025	310	-
June 2023	7.00%	June 30, 2025	330	-
July 2023	7.00%	July 31, 2025	333	-
August 2023	7.00%	August 31, 2025	250	-
			$1,848	$-

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	September 30, 2023	December 31, 2022
Accrued interest expense	$44	$-

In October 2023, the Company and Mr. R.A. Bianco entered into an additional agreement pursuant to which Mr. R.A. Bianco made an additional loan to the Company of $300,000 for use as working capital in accordance with similar terms of the loan(s) payable noted herein.

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6.

Note 9 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2023, through the filing of these interim financial statements. Other than as discussed herein, the Company has no events, subsequent to September 30, 2023, and through the date these condensed consolidated financial statements were issued.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At September 30, 2023, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at September 30, 2023, aggregated $23,000, consisting principally of cash and cash equivalents of $23,000.  At September 30, 2023, the Company’s liabilities aggregated $4,985,000.  Total stockholders’ deficit was $4,962,000.

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

The terms and conditions of any such funding and/or financing agreements are expected to take several months to negotiate and finalize. Depending on the timing of any such agreements, the Company’s Chairman, President and Chief Executive Office, Mr. Richard A. Bianco (“Mr. R.A. Bianco”) has indicated that, if and when needed, he would provide a working capital line of credit to the Company on an as needed basis, subject to customary and market terms and conditions to be agreed upon at such time. However, there can be no assurance that the Company will be able to secure any such funding and/or financing arrangements on acceptable terms or at all. As of September 2023, Mr. R.A. Bianco provided loans to the Company in the amounts aggregating $1,848,000. For additional information, see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

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

For the nine months ended September 30, 2023, cash of $2,174,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the nine months ended September 30, 2022, cash of $2,065,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of September 30, 2023, increased from December 31, 2022, principally relating to the timing of payments and an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

Loan(s) payable – related party was $1,848,000 as of September 30, 2023, compared to $0 as of December 31, 2022, relating to loans made to the Company from Mr. R.A. Bianco, for working capital.

There are no other material commitments for capital expenditures as of September 30, 2023.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2023 vs. the Three Months and Nine Months Ended September 30, 2022

The Company recorded a net loss of $1,399,000 or $0.03 per share and $3,888,000 or $0.10 per share in the three months and nine months ended September 30, 2023, respectively, compared to a net loss of $717,000 or $0.02 per share and $2,757,000 or $0.07 per share in the respective 2022 periods.

Compensation and benefits were $323,000 and $1,055,000 in the three months and nine months ended September 30, 2023, respectively, compared to $336,000 and $1,083,000 in the respective 2022 periods.  The changes in the 2023 three month and nine month periods is generally due to a decrease in certain benefit related expenses in the respective periods.

Professional and outside services increased to $858,000 and $2,399,000 in the three months and nine months ended September 30, 2023, respectively, compared to $289,000 and $1,408,000 in the respective 2022 periods.  The increase in the 2023 periods as compared to the 2022 periods is principally the result of a higher level of legal and professional fees incurred in the 2023 periods in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $7,000 and $17,000 for the three months and nine months ended September 30, 2023, respectively, compared to $1,000 and $16,000 in the respective 2022 periods.  The slight increase in the 2023 periods versus the 2022 periods is primarily due to a general increase in costs.

Insurance expenses were $95,000 and $210,000 in the three months and nine months ended September 30, 2023, respectively, compared to $63,000 and $197,000 in the respective 2022 periods.  The increase in the three months and nine months ended September 30, 2023, compared to the respective 2022 periods is generally due to an increase in insurance premium costs.

Other operating expenses were $18,000 and $59,000 in the three and nine months ended September 30, 2023, respectively, compared with $32,000 and $57,000 in the respective 2022 periods.  The changes in the September 30, 2023, three and nine month periods compared to the September 30, 2022, three and nine month periods is generally due to the timing of expenses and a slight increase in certain related expenses.

Interest income in the three months and nine months ended September 30, 2023, was $1,000 and $2,000, respectively, compared with $4,000 and $5,000 in the respective 2022 periods.  The decreased interest income in the September 30, 2023, three and nine month periods is due to a lower level of cash and cash equivalents in the 2023 period versus the respective 2022 period.

Interest expense in the three months and nine months ended September 30, 2023, was $99,000 and $150,000, respectively, compared with $- and $- in the respective 2022 periods.  Interest expense for the 2023 periods is attributable to interest expense for a professional firm related to outstanding and unpaid professional fees as well as interest expense relating to the loans payable – related party.  For additional information see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

The Company recorded an income tax expense of $- and $- for the three months and nine months ended September 30, 2023, respectively, compared with an income tax expense of $- and $1,000 for the three months and nine months ended September 30, 2022, respectively. State income tax amounts for the three and nine months ended September 30, 2022, reflect a provision for a tax on capital imposed by the state jurisdictions.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2023.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

10.1
Senior Promissory Note for $333,000, between Richard A. Bianco, the Company’s President, and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2023, and incorporated herein by reference).

10.2
Senior Promissory Note for $250,000, between Richard A. Bianco, the Company’s President, and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 15, 2023, and incorporated herein by reference).

10.3
Senior Promissory Note for $300,000, between Richard A. Bianco, the Company’s President, and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 10, 2023, and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2023 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 9, 2023