Form 10-K
period 2023-12-31
AmBase Corp
filed 2024-03-18
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Yes   ☐   No  ☒

At February 29, 2024, there were 40,737,751 shares of registrant’s Common Stock outstanding.  At June 30, 2023, the aggregate market value of registrant’s voting securities (consisting of its Common Stock) held by non-affiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.13 per share was approximately $3 million.  The Common Stock constitutes the registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, page 52.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2023

PART I

ITEM 1.	BUSINESS

General

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2023, the Company’s assets consisted primarily of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

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

The executive office of the Company is located at 7857 West Sample Road, Suite 134, Coral Springs, Florida 33065.  The Company had four (4) full-time and two (2) part-time employees at December 31, 2023.

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

To provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, the Company has commenced a private placement offering (the “Equity Offering”) of 44,200,460 shares of the Company’s common stock (the “Shares”) to existing shareholders of the Company (the “Equity Offering”) in reliance on the exemption from registration under Rule 506(c) of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price for one share of Common Stock in the Equity Offering is $0.20. The Company expects to receive gross proceeds of approximately $8.8 million in connection with the Equity Offering before deducting offering expenses.  There are no limitations on the Company’s use of such proceeds when received, although it is anticipated that a substantial part of the proceeds will be applied to repayment of existing Company obligations. The Shares are not being registered under the Securities Act and will be “restricted securities” under the Securities Act and will generally be subject to a minimum holding period of six months under Rule 144 before the Shares may be resold. The Shares will be offered and sold only to existing stockholders of record of the Company as of February 28, 2024 (the “Record Date”).

Each qualifying stockholder will be permitted to purchase up to his, her or its pro rata share of the Shares in the Equity Offering, based on the amount of shares of Common Stock owned by such stockholder as of the Record Date, in an amount equal to up to one hundred and eight and one-half percent (108.5%) of the number of shares of Common Stock beneficially owned by such stockholder as of the Record Date. The Equity Offering commenced on or about February 28, 2024, and will remain open for a period of thirty (30) calendar days ending on March 29, 2024 (the “Subscription Deadline”). The Shares will be offered and sold pursuant to a Subscription Agreement (the “Subscription Agreement”) to be entered into by and between the Company and each subscribing stockholder. In connection with the Equity Offering, the Company has entered into a standby purchase agreement dated February 28, 2024 (the “SPA”) with BARC Investments, LLC (“BARC”), an affiliate of the Company owned and controlled by Company directors Alessandra F. Bianco and Richard A. Bianco, Jr.  Under the terms of the SPA, BARC has agreed to act as standby a purchaser for all of the shares of common stock being offered in the Equity Offering that are not otherwise subscribed to by other stockholders prior to the Subscription Deadline.  Additional information about the Equity Offering, including the material terms and conditions of the Equity Offering and information about how stockholders may subscribe for Shares in the Equity Offering, including the form of Subscription Agreement, are set forth in the Company’s Current Report on Form 8-K as filed with the SEC on February 28, 2024.

The Company’s Chairman, President and Chief Executive Office, Mr. Richard A. Bianco (“R.A. Bianco”) has indicated that, if and when needed, he would provide a working capital line of credit to the Company on an as needed basis, subject to customary and market terms and conditions to be agreed upon at such time, until such time as the Equity Offering has been completed. However, there can be no assurance that the Equity Offering will be completed within the timeframe contemplated or at all. As of December 31, 2023, Mr. R.A. Bianco provided loans to the Company in the amounts aggregating $3,198,000. In January, February, and March 2024, Mr. R.A. Bianco provided additional loan(s) to the Company. For additional information, see Part II – Item 8 – Note 10 to the Company’s consolidated financial statements.

For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

The Company has incurred operating losses over the last several years and may not be able to achieve profitability.

We expect our operating expenses in 2024 will remain generally close to our most recent levels, although there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary, including increased costs related to the Company’s legal proceeding depending on a variety of factors including the status of legal proceedings, appeals, discovery expert fees, and other litigation related expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable.

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

Other Risks

Outbreaks of highly infectious or contagious diseases may, materially and adversely impact the business, income, cash flow, results of operations and financial condition of the Company, including the 111 West 57th Property.

The national and global impacts of a pandemic, such as the COVID-19 pandemic, may present material uncertainty and risk with respect to our financial condition, results of operations and cash flows. Moreover, many of the risk factors set forth in this Form 10-K could be interpreted as heightened risks as a result of the impact of a pandemic. Impacts from a pandemic may include the following:

•
State, local, and federal entities may impose restrictions, for varying times and to varying degrees, on our ability to enforce tenant’s contractual lease obligations, and this may affect our ability to enforce all our remedies (such as pursuing collections and seeking evictions) for the failure to pay rent.

•	Consumers whose income has declined, who are working remotely or who cannot freely access neighborhood amenities like restaurants, may decide to live in a location other than New York City.

•
Various state, local and federal rules may require us to waive late fees and certain other customary fees associated with tenant rent obligations. These requirements or practices may result in a loss of revenue.

•	A property may incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors.

•
There may be concerns related to the general economy about (i) supply chain constraints and (ii) inflation caused by both supply chain constraints and governmental fiscal and monetary policies. Supply chain constraints could cause delays in any construction and redevelopment activity, and inflation could cause any construction and operating costs to increase without a commensurate increase in our rental revenue.

The same factors as described immediately above may also impact our workforce. A disruption in the normal operations of our workforce, as well as the possibility of illness among our employees or a substantial portion of our workforce, could also adversely affect our operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company’s information technology, communication networks, system applications, accounting and financial reporting platforms and related systems are integral to the operation of the business.  The Company utilizes these systems, among others, for financial analysis, management, and reporting, and for various other aspects of the business.

The Company’s cybersecurity strategy is focused on detection, protection, incident response, security risk management and mitigation, and resiliency of the cybersecurity infrastructure. The Company relies on third party service providers to operate and maintain its information technology infrastructure and systems and to evaluate, test and update various information security processes and to manage material risks from cybersecurity threats to the Company’s critical computer networks, third-party hosted services, communications systems, hardware and software, and critical data, including confidential information that is proprietary, strategic or competitive in nature, as well as any personally identifiable information related to any tenants’ and employees’ personal data.

The Company identifies and assesses risks from cybersecurity threats by monitoring and evaluating the cybersecurity threat environment and the Company’s risk profile. The Company is not currently aware of any risks from cybersecurity threats nor has the Company had a previously cybersecurity incident that in either case have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operations or financial condition.

The Company’s Audit Committee holds oversight responsibility over the Company’s cybersecurity strategy and risk management.  The Audit Committee engages in regular discussions with executive management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats.

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

As of February 15, 2024, there were approximately 5,900 beneficial owners of the Company’s Common Stock.

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2023 or 2022. Due to the Company’s current financial condition and ongoing litigation proceedings, the Company does not anticipate that it will make any stock purchases pursuant to the Repurchase Plan in the next twelve months. For additional information see Part II - Item 8 - Note 5 to the Company’s consolidated financial statements.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2023, the Company’s assets consisted of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at December 31, 2023, aggregated $78,000, consisting of cash and cash equivalents.  At December 31, 2023, the Company’s liabilities aggregated $6,423,000.  Total stockholders’ deficit was $6,345,000.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of equity or debt securities or long-term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources. There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or raise capital or obtain financing on terms acceptable to the Company, if at all.

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

The Company can give no assurances regarding the outcome of the matters described herein, including as to the effect of Spruce’s actions described herein, whether the Sponsors will perform their contractual commitments to the Company under the JV Agreement, as to what further action, if any, the lenders may take with respect to the project, as to the ultimate resolution of the ongoing litigation proceedings relating to the Company’s investment interest in the 111 West 57th Property, as to the ultimate effect of the Sponsors’, the Company’s or the lenders’ actions on the project, as to the completion or ultimate success of the project, or as to the value or ultimate realization of any portion of the Company’s equity investment in the 111 West 57th Property. For additional information regarding the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

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

To provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, the Company has commenced a private placement offering (the “Equity Offering”) of 44,200,460 shares of the Company’s common stock (the “Shares”) to existing shareholders of the Company (the “Equity Offering”) in reliance on the exemption from registration under Rule 506(c) of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price for one share of Common Stock in the Equity Offering is $0.20. The Company expects to receive gross proceeds of approximately $8.8 million in connection with the Equity Offering before deducting offering expenses.  There are no limitations on the Company’s use of such proceeds when received, although it is anticipated that a substantial part of the proceeds will be applied to repayment of existing Company obligations. The Shares are not being registered under the Securities Act and will be “restricted securities” under the Securities Act and will generally be subject to a minimum holding period of six months under Rule 144 before the Shares may be resold. The Shares will be offered and sold only to existing stockholders of record of the Company as of February 28, 2024 (the “Record Date”).  Each qualifying stockholder will be permitted to purchase up to his, her or its pro rata share of the Shares in the Equity Offering, based on the amount of shares of Common Stock owned by such stockholder as of the Record Date, in an amount equal to up to one hundred and eight and one-half percent (108.5%) of the number of shares of Common Stock beneficially owned by such stockholder as of the Record Date. The Equity Offering commenced on or about February 28, 2024, and will remain open for a period of thirty (30) calendar days ending on March 29, 2024 (the “Subscription Deadline”). The Shares will be offered and sold pursuant to a Subscription Agreement (the “Subscription Agreement”) to be entered into by and between the Company and each subscribing stockholder. In connection with the Equity Offering, the Company has entered into a standby purchase agreement dated February 28, 2024 (the “SPA”) with BARC Investments, LLC (“BARC”), an affiliate of the Company owned and controlled by Company directors Alessandra F. Bianco and Richard A. Bianco, Jr.  Under the terms of the SPA, BARC has agreed to act as standby a purchaser for all of the shares of common stock being offered in the Equity Offering that are not otherwise subscribed to by other stockholders prior to the Subscription Deadline.  Additional information about the Equity Offering, including the material terms and conditions of the Equity Offering and information about how stockholders may subscribe for Shares in the Equity Offering, including the form of Subscription Agreement, are set forth in the Company’s Current Report on Form 8-K as filed with the SEC on February 28, 2024.

The Company’s Chairman, President and Chief Executive Office, Mr. Richard A. Bianco (“R.A. Bianco”) has indicated that, if and when needed, he would provide a working capital line of credit to the Company on an as needed basis, subject to customary and market terms and conditions to be agreed upon at such time, until such time as the Equity Offering has been completed. However, there can be no assurance that the Equity Offering will be completed within the timeframe contemplated or at all. As of December 31, 2023, Mr. R.A. Bianco provided loans to the Company in the amounts aggregating $3,198,000. In January, February and March 2024, Mr. R.A. Bianco provided additional loan(s) to the Company. For additional information, see Part II – Item 8 – Note 10 to the Company’s consolidated financial statements.

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

For the year ended December 31, 2023, cash of $3,469,000 was used by operations for the payment of operating expenses and prior year accruals.

For the year ended December 31, 2022, cash of $2,654,000 was used by operations for the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of December 31, 2023, increased as compared to December 31, 2022. The amounts in the respective years are principally related to accruals for legal expenses in connection with the 111 West 57th Property legal proceedings.

Loan(s) payable – related party was $3,198,000 as of December 31, 2023, compared to $0 as of December 31, 2022, relating to loans made to the Company from Mr. R.A. Bianco, for working capital. For additional information, see Part II – Item 8 – Note 10 to the Company’s consolidated financial statements.

There are no material commitments for capital expenditures as of December 31, 2023.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded a net loss of $5,271,000 or $0.13 per share for the year ended December 31, 2023.  For the year ended December 31, 2022, the Company recorded a net loss of $3,473,000 or $0.09 per share.

Compensation and benefits decreased to $1,378,000 in 2023 from $1,410,000 in 2022.  The decrease in 2023 as compared to 2022 is primarily due to a decrease in benefit costs in 2023 versus 2022.

Professional and outside services expenses increased to $3,298,000 in 2023 from $1,668,000 in 2022.  The increase in 2023 as compared to 2022 is principally the result of higher level of legal and professional fees incurred in 2023 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information regarding the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

Property operating and maintenance expenses were $17,000 in 2023 and $17,000 in 2022.

Insurance expenses increased to $259,000 in 2023, compared with $257,000 in 2022.  The increase is primarily due to an increase in insurance premium costs.

Other operating expenses increased slightly to $79,000 in 2023 compared with $72,000 in 2022 due to a general higher level of expenses in 2023 versus 2022.

Interest income in 2023 decreased to $2,000 compared to $9,000 in 2022. The decreased interest income is due to a lower levels of cash equivalents on hand in 2023 versus 2022.

Interest expense was $241,000 and $57,000 in 2023 and 2022, respectively. Interest expense for 2023 was attributable to interest expense to a professional firm for outstanding and unpaid professional fees and interest expense relating to the loans payable – related party.  For additional information see Part II – Item 8 – Note 10 to the Company’s consolidated financial statements. Interest expense for 2022 is attributable to interest expense paid to a professional firm for outstanding and unpaid professional fees.

For the year ended December 31, 2023, the Company recorded an income tax expense of $1,000 attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. The determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the consolidated financial statements. We believe that the following accounting policies, which are important to our consolidated financial position and consolidated results of operations, require a higher degree of judgment and complexity in their application and represent the critical accounting estimates used in the preparation of our consolidated financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. For a summary of all our accounting policies, including the accounting estimates discussed below, see Part II - Item 8 - Note 2 to the Company’s consolidated financial statements.

Deferred Tax Assets:  As of December 31, 2023, and 2022, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods.  A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 7 to the Company’s consolidated financial statements.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or make oral statements that constitute forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to those set forth in “Item 1A, Risk Factors” and elsewhere in this Annual Report and in the Company’s other public filings with the Securities and Exchange Commission including, but not limited to: (i) risks with regard to the ability of the Company to continue as a going concern; (ii) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; (iii) risks arising from unfavorable decisions in tax, legal and/or other proceedings; (iv) transaction volume in the securities markets; (v) the volatility of the securities markets; (vi) fluctuations in interest rates; (vii) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (viii) changes in regulatory requirements which could affect the cost of doing business; (ix) general economic conditions; (x) risks with regard to whether or not the Company’s current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date and/or continue operations and whether the Company will be able to complete the Equity Offering within the timeframe contemplated or at all; (xi) changes in the rate of inflation and the related impact on the securities markets; and (xii) changes in federal and state tax laws.  Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; risks regarding changes in, and/or interpretations of federal and state income tax laws; and risk of IRS and/or state tax authority assessment of additional tax plus interest. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hartford, Connecticut
March 18, 2024

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2023	2022
Operating expenses:
Compensation and benefits	$1,378	$1,410
Professional and outside services	3,298	1,668
Property operating and maintenance	17	17
Insurance	259	257
Other operating	79	72
Total operating expenses	5,031	3,424
Operating income (loss)	(5,031)	(3,424)

Interest income	2	9
Interest expense	(241)	(57)
Income (loss) before income taxes	(5,270)	(3,472)

Income tax expense (benefit)	1	1
Net income (loss)	$(5,271)	$(3,473)

Net income (loss) per common share - basic	$(0.13)	$(0.09)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2023	December 31, 2022
Cash and cash equivalents	$78	$349

Other assets	-	61
Total assets	$78	$410

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$3,225	$1,484
Loan(s) payable – related party	3,198	-

Total liabilities	6,423	1,484
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 85,000 authorized in 2023 and 85,000 authorized in 2022, 46,410 issued and 40,738 outstanding in 2023 and 46,410 issued and 40,738 outstanding in 2022)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(549,945)	(544,674)
Treasury stock, at cost – 2023 - 5,672 shares; and 2022 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity (deficit)	(6,345)	(1,074)

Total liabilities and stockholders’ equity (deficit)	$78	$410

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2023 and 2022

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2022	$464	$548,304	$(541,201)	$(5,168)	$2,399
Net income (loss)	-	-	(3,473)	-	(3,473)
December 31, 2022	464	548,304	(544,674)	(5,168)	(1,074)

Net income (loss)	-	-	(5,271)	-	(5,271)
December 31, 2023	$464	$548,304	$(549,945)	$(5,168)	$(6,345)

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022

Cash flows from operating activities:
Net income (loss)	$(5,271)	$(3,473)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	61	19
Accounts payable and accrued liabilities	1,741	800
Net cash provided (used) by operating activities	(3,469)	(2,654)

Cash flows from financing activities:
Proceeds from loan(s) payable – related party	3,198	-
Net cash provided (used) by financing activities	3,198	-

Net change in cash and cash equivalents	(271)	(2,654)
Cash and cash equivalents at beginning of year	349	3,003
Cash and cash equivalents at end of year	$78	$349
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid on accounts payable	$155	$57

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Going Concern

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2023, the Company’s assets consisted of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of equity or debt securities or long term borrowings, which may include additional borrowings from affiliates of the Company, reducing operating expenses, and seeking recoveries from various sources. There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or raise capital or obtain financing on terms acceptable to the Company, if at all. On February 28, 2024, the Company commenced an offering of common stock and entered into a securities purchase agreement with an affiliate of the Company as standby purchaser for the entire amount of securities being offered.  For additional information about this offering, including the material terms and conditions of the offering and information about how stockholders may subscribe for shares in the offering, including the form of subscription agreement to be entered into between the Company and subscribing stockholders, see Note 11.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Earnings per share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has no stock options or securities outstanding which could be potentially dilutive.

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and its related amendments (collectively, the “Credit Loss Standard”) modifies the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, contract assets and off-balance sheet credit exposures. The Credit Loss Standard requires consideration of a broader range of information to estimate expected credit losses, including historical information, current economic conditions, and a reasonable forecast period. This Credit Loss Standard requires that the statement of operations reflect estimates of expected credit losses for newly recognized financial assets as well as changes in the estimate of expected credit losses that have taken place during the period, which may result in earlier recognition of certain losses. We adopted this standard effective January 1, 2023, and this standard did not have a material impact on the Company’s consolidated financial statements.

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

Amounts relating to the Company’s initial June 2013 investment in the 111 West 57th Property follow:

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

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the “Amended and Restated Investment Operating Agreement”) to grant a 10% subordinated participation interest in Investment LLC to the Company’s Chairman, President and Chief Executive Office, Mr. Richard A. Bianco (“Mr.R.A. Bianco”), as a contingent future incentive for Mr. R.A. Bianco’s past, current and anticipated ongoing role to develop and commercialize the Company’s equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company’s initial aggregate investment in Investment LLC and the Joint Venture, plus any additional investments by the Company, and only with respect to any distributions thereafter. At the current time, the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount or range of amounts can be reasonably estimated or assured.

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

Around this time, Apollo provided loan forbearances to the borrowers and guarantors to allow the Sponsor time (while the building continued to be built) to raise the additional financing that Sponsor claimed would be needed to complete the 111 West 57th project. This forbearance period ended on June 29, 2017. Around this date, the Company was advised that Apollo sold a portion of the mezzanine loan—broken off as a junior mezzanine loan—to an affiliate of Spruce Capital Partners LLC (“Spruce”) (the “Junior Mezzanine Loan”).

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Company matching contributions	$92	$83
Employer match %	100%	100%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 - Stockholders’ Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2023	December 31, 2022
Par value	$0.01	$0.01
Authorized shares	85,000	85,000
Issued shares	46,410	46,410
Outstanding shares	40,738	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2023	December 31, 2022
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Common stock outstanding at end of period	40,738	40,738

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	-
Treasury stock held at end of period	5,672	5,672

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2023
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2023
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Note 6 – Commitments and Contingencies

Rent expense was as follows:

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Rent expense	$12	$12
Approximate square feet of leased office space	350	350

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Federal - current	$-	$-
State - current	1	1
Total current	1	1

Federal - deferred	(1,105)	(729)
State - deferred	(158)	(111)
Change in valuation allowance	1,263	840
Total deferred	-	-
Income tax expense (benefit)	$1	$1

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022

Income (loss) before income taxes	$(5,270)	$(3,472)
Tax expense (benefit):
Tax at statutory federal rate	$(1,107)	$(729)
State income taxes	(157)	(110)
Permanent items, tax credits and other adjustments	2	-
Change in valuation allowance	1,263	840
Income tax expense (benefit)	$1	$1

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Tax at statutory federal rate	21.0%	21.0%
State income taxes	3.0	3.2
Permanent items, tax credits and other adjustments	-	-
Change in valuation allowance	(24.0)	(24.2)
Effective income tax rate	0.0%	0.0%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the year ended December 31, 2023, the Company recorded an income tax expense of $1,000 attributable to a provision for a tax on capital imposed by the state jurisdictions.

For the year ended December 31, 2022, the Company recorded an income tax expense of $1,000, attributable to a provision for a tax on capital imposed by the state jurisdictions.

The utilization of net operating loss (“NOL”) carryforwards are subject to limitations under U.S. federal income tax and various state tax laws. Based on the Company’s federal tax returns as filed, the Company estimates it has approximately $133 million of federal NOL carryforwards available to reduce future federal taxable income which if not utilized will begin to expire in 2026 and continue to expire at various dates thereafter. Additionally, based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has approximately $238 million of state NOL carryforwards to reduce future state taxable income which if not utilized will begin to expire in 2030 and continue to expire at various dates thereafter.

The Company has not been notified of any potential tax audits by any federal, state, or local tax authorities. As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2020.  Interest and/or penalties related to uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for interest and/or penalties.

There is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. Moreover, applicable provisions of the Code and IRS regulations permit the IRS to challenge Company tax positions and filed returns or additional taxes for an extended period of time after such returns are filed. The Company can give no assurances as to the final outcome of any IRS review, if any.

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

The Company’s deferred tax asset, arising primarily from NOL carryforwards, is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax asset	$41,784	$40,520
Valuation allowance	(41,784)	(40,520)
Net deferred tax asset recognized	$-	$-

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase and certain of its subsidiaries and affiliates (collectively, the “Plaintiffs”) initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “Sponsor Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the “Sponsor”), Kevin Maloney, Michael Stern, and various members and affiliates, Liberty Mutual Insurance Company, and Liberty Mutual Fire Insurance Company (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”) and by not objecting to the 2017 foreclosure of the junior mezzanine loan on the project, as well as fraudulent misrepresentation or omission. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

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

On November 28, 2023, the Appellate Division First Department issued its decision modifying the NY Court’s decision in part and affirming the NY Court’s decision in part. The First Department modified the NY Court’s decision by reinstating Plaintiffs’ breach of contract claim based on Defendants’ refusing to cooperate and share information with AmBase’s construction consultant and one part of Plaintiffs’ fraudulent misrepresentation or omission claim asserted against one of the individual defendants. The First Department otherwise affirmed the NY Court’s decision.

Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company (“Liberty Mutual Defendants”) were named as defendants in the fourth amended complaint. On September 30, 2021, the Liberty Mutual Defendants answered the fourth amended complaint and filed a counterclaim against the Company’s subsidiaries for specific performance of a pledge agreement securing certain insurance policies issued for the Project. Plaintiffs replied to those counterclaims on October 20, 2021. On March 14, 2024, the parties filed a Stipulation of Discontinuance Against Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company whereby all causes of action, counterclaims, and cross-claims by and against the Liberty Mutual Defendants were discontinued without prejudice.  The Court entered the Stipulation on March 15, 2024.

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

On May 17, 2022, Plaintiff in the Lender Action filed a motion requesting that the court hold oral argument on the pending motions to dismiss. The court granted the motion and heard argument on July 22, 2022. During argument, counsel for Plaintiff made an oral motion to amend the complaint to add an express allegation that Defendants committed the tort of interference with contractual relations by procuring Sponsor’s breach of the implied covenant of good faith and fair dealing in the JV Agreement. The court called for supplemental briefs on the issue, which were filed on August 5, 2022.

On December 15, 2022, the NY Court issued a decision and order granting in part and denying in part the motions to dismiss (“December 15, 2022 Order”). Specifically, the NY Court declined to dismiss Plaintiff’s claims against Spruce and ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, and AGRE Debt 1 – 111 W 57, LLC (“Apollo Lenders”) for breach of the Pledge Agreement in connection with the strict foreclosure. The NY Court dismissed Plaintiff’s claims for tortious interference with contract against the Spruce Defendants, AIG Defendants, and Apollo Defendants, and Plaintiff’s claim for unjust enrichment against the Atlantic Defendants.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On January 3, 2023, the Apollo Lenders filed a notice of appeal to the Appellate Division seeking review of the December 15, 2022 Order. On January 18, 2023, the Company filed notices of appeal and cross-appeal appealing the December 15, 2022, Order with regard to all Defendants. On August 9, 2023, pursuant to mutual agreement with the Company and the AIG Defendants, the Company filed a stipulation to withdraw its appeal against the AIG Defendants.  Following briefing and oral argument, the Appellate Division First Department issued its decision on October 5, 2023.  The First Department modified the NY Court’s decision to dismiss Plaintiff’s claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure, and otherwise affirmed the NY Court’s decision.  On November 3, 2023, Plaintiff filed motions for leave to appeal the First Department’s decision to the Court of Appeals in both the First Department and the Court of Appeals. On December 19, 2023, the First Department denied Plaintiff’s motion for leave to appeal to the Court of Appeals, which concerned Plaintiff’s claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure and Plaintiff’s claims against the Spruce Defendants and Apollo Lenders for tortious interference with contract.

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

111 West 57th Investment LLC, et al. v. Kasowitz Benson Torres LLP, et al., No. 151139/2024 (N.Y. Sup. Ct.). On February 6, 2024, 111 West 57th Investment LLC, derivatively on behalf of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, and 111 West 57th Manager Funding LLC, derivatively on behalf of 111 West 57th Manager LLC (collectively, “Plaintiffs”), filed a Summons with Notice against Kasowitz Benson Torres LLP and Douglas B. Heitner (collectively, “Defendants”) in the Supreme Court of the State of New York, County of New York. Plaintiffs’ claims arise out of Defendants’ representation of 111 West 57th Partners LLC, 111 West 57th Mezz 1 LLC, and 111 West 57th Manager LLC in connection with the real estate development project of 111 West 57th Street (the “Project”) and related financing and other transactions, while simultaneously representing persons and entities with interests adverse to and in conflict with 111 West 57th Partners LLC’s, 111 West 57th Mezz 1 LLC’s, and 111 West 57th Manager LLC’s interests (and the interests of other members of these represented entities), including but not limited to: 111 West 57th Sponsor LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, 111 Construction Manager LLC, Michael Stern, JDS Construction Group LLC, and JDS Development LLC.  Specifically, in representing 111 West 57th Partners LLC, 111 West 57th Mezz 1 LLC, and 111 West 57th Manager LLC throughout the restructuring of the financing and the raising of capital for the Project, including, without limitation, the New York Uniform Commercial Code “strict foreclosure” in 2017 on the Project, Defendants acted to the detriment of these clients to benefit their other, longtime clients, resulting in 111 West 57th Partners LLC losing an extremely valuable asset in the strict foreclosure.  Plaintiffs seek to recover money damages, improperly paid legal fees, costs, attorneys’ fees, and such other relief as is just and proper (together with interest thereon).  Plaintiffs allege that they have suffered damages and demand relief of no less than $100 million, improperly paid legal fees, and Plaintiffs’ own attorneys’ fees and costs.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Note 10 – Loan(s) Payable – Related Party

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

Information regarding the loan(s) payable is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	December 31, 2023	December 31, 2022
February 2023	6.50%	February 28, 2025	$300	$-
April 2023	6.50%	April 30, 2025	325	-
May 2023	6.50%	May 31, 2025	310	-
June 2023	7.00%	June 30, 2025	330	-
July 2023	7.00%	July 31, 2025	333	-
August 2023	7.00%	August 31, 2025	250	-
October 2023	7.00%	October 31, 2025	300	-
November 2023	7.00%	November 30, 2025	450	-
December 2023	7.00%	December 31, 2025	600	-
			$3,198	$-

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Accrued interest expense	$85	$-

In January 2024, the Company and Mr. R.A. Bianco entered into an additional agreement pursuant to which Mr. R.A. Bianco made an additional loan to the Company of $100,000 for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In February 2024, the Company and Mr. R.A. Bianco entered into additional agreement(s) pursuant to which Mr. R.A. Bianco made additional loan(s) to the Company of $50,000 and $100,000, for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

In March 2024, the Company and Mr. R.A. Bianco entered into an additional agreement pursuant to which Mr. R.A. Bianco made an additional loan to the Company of $100,000, for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 8.

Note 11 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated December 31, 2023, through the report issuance date. Other than as discussed herein, the Company has no events, subsequent to December 31, 2023, and through the date these consolidated financial statements were issued.

To provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, the Company has commenced a private placement offering (the “Equity Offering”) of 44,200,460 shares of the Company’s common stock (the “Shares”) to existing shareholders of the Company (the “Equity Offering”) in reliance on the exemption from registration under Rule 506(c) of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price for one share of Common Stock in the Equity Offering is $0.20. The Company expects to receive gross proceeds of approximately $8.8 million in connection with the Equity Offering before deducting offering expenses.  There are no limitations on the Company’s use of such proceeds when received, although it is anticipated that a substantial part of the proceeds will be applied to repayment of existing Company obligations. The Shares are not being registered under the Securities Act and will be “restricted securities” under the Securities Act and will generally be subject to a minimum holding period of six months under Rule 144 before the Shares may be resold. The Shares will be offered and sold only to existing stockholders of record of the Company as of February 28, 2024 (the “Record Date”).  Each qualifying stockholder will be permitted to purchase up to his, her or its pro rata share of the Shares in the Equity Offering, based on the amount of shares of Common Stock owned by such stockholder as of the Record Date, in an amount equal to up to one hundred and eight and one-half percent (108.5%) of the number of shares of Common Stock beneficially owned by such stockholder as of the Record Date. The Equity Offering commenced on or about February 28, 2024, and will remain open for a period of thirty (30) calendar days ending on March 29, 2024 (the “Subscription Deadline”). The Shares will be offered and sold pursuant to a Subscription Agreement (the “Subscription Agreement”) to be entered into by and between the Company and each subscribing stockholder. In connection with the Equity Offering, the Company has entered into a standby purchase agreement dated February 28, 2024 (the “SPA”) with BARC Investments, LLC (“BARC”), an affiliate of the Company owned and controlled by Company directors Alessandra F. Bianco and Richard A. Bianco, Jr.  Under the terms of the SPA, BARC has agreed to act as standby a purchaser for all of the shares of common stock being offered in the Equity Offering that are not otherwise subscribed to by other stockholders prior to the Subscription Deadline.  Additional information about the Equity Offering, including the material terms and conditions of the Equity Offering and information about how stockholders may subscribe for Shares in the Equity Offering, including the form of Subscription Agreement, are set forth in the Company’s Current Report on Form 8-K as filed with the SEC on February 28, 2024.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)
On March 18, 2024, after many years of exemplary service, Mr. Jerry Y. Carnegie formally informed AmBase Corporation (the “Company”) that he would not stand for re-election to the Company’s Board of Directors (the “Board”) at the end of his current term in June 2024. Mr. Carnegie has served on the Company’s Board since June 2016, and serves as a member of the Company’s Personnel Committee and as the Chairman of the Company’s Accounting and Audit Committee. There are no disagreements between Mr. Carnegie and the Company. Disclosure is being made under this paragraph (a) of Item 9B of Form 10-K in lieu of Item 5.02 of Form 8-K.

(b)	Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Directors Continuing in Office

Certain information concerning the directors of the Company whose terms do not expire in 2024 and who are continuing in office is set forth below.

Richard A. Bianco, 76. Mr. R. A. Bianco was elected a director of the Company in January 1991, and has served as President and Chief Executive Officer of the Company since May 1991.  On January 26, 1993, Mr. R. A. Bianco was elected Chairman of the Board of Directors of the Company.  He served as Chairman, President and Chief Executive Officer of Carteret Savings Bank, FA (“Carteret Savings” or “Carteret”), then a subsidiary of the Company, from May 1991 to December 1992.  Mr. R. A. Bianco has a unique background as the former President and Chief Executive Officer of Carteret Savings who was responsible for the Carteret Savings recapitalization efforts.  Mr. R. A. Bianco is the father of Alessandra F. Bianco and Richard A. Bianco, Jr., both of whom are members of the Board of Directors of the Company.  Mr. R. A. Bianco has detailed knowledge of the Company’s history including detailed knowledge of its current and prior legal and governmental proceedings.  Mr. R. A. Bianco additionally has knowledge in real estate, real estate investing and a background in lending and capital raising.  Based on these attributes combined with his prior investment banking, managerial and leadership experience, the Board of Directors has determined that Mr. R. A. Bianco is uniquely qualified to serve as a Director and the Chairman of the Company’s Board of Directors and that he has the requisite experience, qualifications, attributes, and skills necessary to serve as a member of the Board of Directors.

Alessandra F. Bianco, 44.  Ms. Bianco was elected a director of the Company in November 2012.  Ms. Bianco received a Bachelor of Arts at Boston College in 2003.  Ms. Bianco worked in the Office of the President at American Bible Society from 2009 through 2013.  Prior to her current work, Ms. Bianco worked as an assistant to the Head of the Investment Banking department at Broadpoint Capital.  Ms. Bianco is the daughter of Richard A. Bianco, the Chairman of the Board, President and Chief Executive Officer of the Company.  Since March 2009, Ms. Bianco has been a senior officer of BARC Investments LLC.  Ms. Bianco, through BARC LLC, is one of the largest stockholders of the Company, and thus has a direct interest in the Company optimizing stockholder value.  The Board of Directors has determined that Ms. Bianco is well qualified to serve as a member of the Company’s Board of Directors and that she has the requisite experience, qualifications, attributes, and skills necessary to serve as a member of the Board of Directors.

Richard A. Bianco, Jr., 40.  Mr. Bianco, Jr. was elected a director of the Company in June 2016.  Mr. Bianco, Jr. received a Bachelor of Science degree in Finance at Boston College in 2006.  Mr. Bianco, Jr. has been working with the Company since September 2006.  Prior to his work with AmBase, Mr. Bianco, Jr. worked for UBS Financial Services.  Mr. Bianco, Jr. is the son of Richard A. Bianco, the Chairman of the Board, President and Chief Executive Officer of the Company.  Mr. Bianco, Jr. is a senior officer of BARC Investments LLC.  Mr. Bianco, Jr., through BARC LLC, is one of the largest stockholders of the Company and has a direct interest in the Company optimizing stockholder value.  The Board of Directors has determined that Mr. Bianco, Jr. is well qualified to serve as a member of the Company’s Board of Directors and that he has the requisite experience, qualifications, attributes and skills necessary to serve as a member of the Board of Directors.

Jerry Y. Carnegie, 72. Mr. Carnegie was elected a director of the Company in June 2016, having previously been a member of the Board from January 2009 to June 2015.  Mr. Carnegie is a member of the Fellow of Society of Actuaries and a Certified Financial Planner.  For the last several years he has worked independently assisting individuals with financial planning.  Mr. Carnegie spent 25 years with Hewitt Associates as a Senior Actuary, representing major corporations in their pension and benefit plan work.  Mr. Carnegie received an A.B. Mathematics degree from Princeton University.  Mr. Carnegie’s financial expertise, background in financial planning and pension and benefit consulting provides the board with insight into financial decisions and financial considerations, as well as a valuable perspective to the Company’s financial matters and proceedings.  The Board of Directors has determined that Mr. Carnegie is well qualified to serve as a member of the Company’s Board of Directors and that he has the requisite experience, qualifications, attributes, and skills necessary to serve as a member of the Board of Directors.

Scott M. Salant, 59.  Mr. Salant was elected a director of the Company in January 2023. He is a partner at the firm, DelBello Donnellan Weingarten Wise & Wiederkehr LLP, based in White Plains, New York. Mr. Salant is a graduate of the University of Chicago and the Boston University School of Law and has practiced in the area of commercial litigation for several decades. He is admitted to both the New York and Massachusetts bar and has experience in a wide range of commercial litigation areas. He handles cases in a variety of jurisdictions and venues, including state and federal courts, and arbitrations. Mr. Salant has an understanding of the Company’s history including knowledge of its current and prior legal proceedings. Mr. Salant’s current background and legal expertise in many areas of law provides the Board with a valuable perspective and insight into the legal process and the New York State Courts, which is important to the Company’s current legal proceedings. The Board of Directors has determined that Mr. Salant is well qualified to serve as a Director of the Company and he has the requisite experience, qualifications, attributes, and skills necessary to serve as a member of the Board of Directors.

Information Concerning Executive Officers

John Ferrara, 61, Vice President, Chief Financial Officer and Controller.  Mr. Ferrara was elected to the position of Vice President, Chief Financial Officer and Controller of the Company in December 1995, having previously served as Acting Chief Financial Officer, Treasurer and Assistant Vice President and Controller since January 1995; as Assistant Vice President and Controller from January 1992 to January 1995; and as Manager of Financial Reporting from December 1988 to January 1992.

Joseph R. Bianco, 78, Treasurer. Mr. J. Bianco was elected to the position of Treasurer of the Company in January 1998.  He has dedicated his career to the financial services and investment industry.  Prior to his employment with the Company in 1996, he worked for Merrill Lynch & Co. (“Merrill”) as Vice President, responsible for Sales and Marketing in the Merrill Global Securities Clearing office from 1983 to 1996.  Mr. Joseph R. Bianco and Mr. Richard A. Bianco are related.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the forms filed with the SEC and written representations received by the Company, pursuant to the requirements of Section 16(a) of the Securities Exchange Act, the Company believes that, during 2023, there were no transactions with respect to the Company’s equity securities which were not reported on a timely basis to the SEC, no late reports nor other failure to file a required form by any director or officer of the Company.

Nomination of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors as previously described in the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on March 30, 2023.

Audit Committee Matters

The Company is not a “listed issuer” as such term is defined in Rule 10A-3 of the Exchange Act and is not required to provide the disclosure set forth under Item 407(d)(4) of Regulation S-K. The Accounting and Audit Committee currently consists of Mr. Carnegie, Chairman, Ms. Bianco and Mr. Salant. The Board of Directors determined Mr. Carnegie is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and other senior officers as well as all employees with respect to policies and procedures relating to trading in the Company’s securities.  A copy of the Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Insider Trading Policies and Procedures

The Company’s Code of Ethics includes insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees.  The Code of Ethics requires compliance with all applicable laws, rules and regulations governing the offer and sale of securities and prohibits directors, officers, and employees from engaging in transactions in the Company’s securities while in possession of material nonpublic information until at least two trading days have elapsed from the date of public announcement of such nonpublic information.  The Company has designated a compliance officer under the Code of Ethics to oversee compliance with and enforcement of the Code of Ethics, including the insider trading provisions.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION NARRATIVE

The following compensation narrative describes the material elements of compensation for the Company’s officers identified in the Summary Compensation Table (“Named Executive Officers”). As more fully described above herein, the Personnel Committee consists of two independent directors of the Company.

The Personnel Committee is responsible for establishing the Company’s compensation programs, including benefit plans, retirement plans and the Company’s stock option program, including approving the granting of stock option awards to the Company’s officers and employees.  The Personnel Committee annually reviews and approves all compensation decisions relating to the Company’s officers, including Named Executive Officers.

The day-to-day design and administration of health, welfare and paid time-off plans and policies applicable to salaried employees in general are handled by the Company’s management.  The Personnel Committee is responsible for certain plan design changes outside the day-to-day requirements necessary to maintain these plans and policies.

The Personnel Committee has the ability to, and may from time to time, utilize the services of independent compensation consultants or other outside advisors in reviewing the Company’s compensation programs, as it deems necessary. The Personnel Committee did not utilize the services of any compensation consultants in 2023.

Objectives of the Compensation Program

The Personnel Committee’s overall objective in administering the Company’s compensation programs is to attract, motivate and retain qualified personnel, reward corporate performance and recognize individual contributions on both a short-term and long-term basis.  The Personnel Committee seeks to align the interests of these executives with those of the Company’s stockholders by encouraging stock ownership by executive officers to promote a proprietary interest in the Company’s success and to provide incentives to achieve the Company’s goals.  In furtherance of these objectives, the Company’s executive compensation policies are designed to focus the executive officers on the Company’s goals.  The Personnel Committee determines salary, bonuses and equity incentives based upon the performance of the individual executive officer and the Company.  Management compensation is intended to be set at levels that the Personnel Committee believes fully reflect the challenges confronted by management.

The Company strives to provide a combined, overall competitive salary and benefits package, including annual cash bonus incentives, to retain qualified personnel who are familiar with the Company’s operations and critical to the long-term success of the Company.  The Company rewards personnel for contributions to a variety of matters, including the pursuit of claims, recovery of claims, compromising of actual and contingent liabilities, and attention to the maintenance of a controlled level of expenditures.  Cash bonus incentives are utilized to reward above average corporate performance and recognize individual initiative and achievements which provide immediate and/or long-term value to the Company.  Due to the nature of the Company’s operations, which are focused on the recovery of assets, with an emphasis on the 111 West 57th legal proceedings and a previous emphasis on the recovery of the Company’s investment in Carteret through the Supervisory Goodwill litigation (which was settled in October 2012, pursuant to which the Company received a settlement award of $180,650,000), the minimization of the income tax impact of settlement awards, and other proceedings, the Personnel Committee has continued its strategy of compensation through programs that provide an incentive for performance and for contributions to the Company’s operations and efforts to realize recoveries, achieve asset appreciation, eliminate liabilities and control costs.

Elements of Compensation

The Company’s total compensation program for its officers consists of competitive market salaries, annual cash bonus awards, other benefits such as health and other insurance programs, a retirement plan in the form of a 401(k) Savings Plan, which is a qualified plan within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”) and may include stock option or other equity awards.

Due to cost considerations, administrative requirements and as part of an overall compensation philosophy, the Company seeks to maintain a minimal level of benefit programs and other perquisites. Section 162(m) of the Code, as amended, imposes a limitation on the deduction for certain executive officers’ compensation. The Company has paid in the past, and reserves the right to pay in the future, compensation that is not deductible if it believes it is in the best interests of the Company.  The Personnel Committee considered the provisions of Section 162(m) with regard to compensation paid for 2023.

Base Annual Salary

Base annual salaries for Named Executive Officers are determined initially by evaluating the responsibilities of the position, the experience of the individual and the competition in the marketplace for management talent, and also may include comparison with companies confronting problems of the magnitude and complexity faced by the Company.

Base annual salaries are intended to be competitive with the overall marketplace, commensurate with the qualifications and experience of the Named Executive Officer.  The Company’s compensation structure is intended to provide the necessary incentive to retain and motivate qualified personnel.  Individuals are encouraged to add value and provide benefit in all aspects of the Company’s operations currently and in the future.

Base annual salaries and salary adjustments are evaluated on a number of factors, both internal and external in nature.  The most important factor is the executive’s performance and contribution to the Company, followed by the performance of the Company, any increased responsibilities assumed by the executive and the competition in the marketplace for similarly experienced executives.

The salaries of the Named Executive Officers are reviewed on an annual basis, typically at the end of each year and may also be adjusted from time to time based on changes in responsibilities, changes in benefit programs or as a result of other external and economic factors.  No salary changes were made to the Company’s executive officers during 2023 and 2022.

Annual Bonus Awards

The Company paid no bonuses for 2023 and 2022 to Mr. R. A. Bianco, Mr. Ferrara or Mr. J. Bianco.

Participation Interest

On June 28, 2013, the Company, through a newly formed subsidiary, purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”), as further described under the heading “Operating Agreement of 111 West 57th Investment LLC.”  The Company’s interests in the joint venture are held through 111 West 57th Investment LLC (the “Investment LLC”).

In March 2014, the Company entered into an amended and restated operating agreement for the Investment LLC (the “Amended and Restated Investment Operating Agreement”) to grant a 10% subordinated participation interest in the Investment LLC to Mr. R. A. Bianco as incentive compensation for Mr. R. A. Bianco’s past, current and anticipated ongoing role to develop and commercialize the Company’s equity investment in the 111 West 57th Property.  Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R. A. Bianco has no voting rights with respect to his interest in the Investment LLC, and his right to receive 10% of the distributions from the Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company’s initial aggregate $57,250,000 investment in the Investment LLC, plus any additional investments by the Company if any, and only with respect to any distributions thereafter.

The Board of Directors approved the Company entering into the Amended and Restated Investment Operating Agreement with Mr. R.A. Bianco.  Mr. R.A. Bianco, Mr. Bianco Jr. and Ms. Bianco recused themselves from the deliberations and voting of the Board of Directors in considering the Amended and Restated Investment Operating Agreement.

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

After receiving substantial AMT credit carryforward refunds in 2019, in light of the Company’s improved liquidity, the Company’s Board of Directors (the “Board”) authorized the establishment of a Special Committee of the Board (the “Special Committee”) to evaluate and negotiate possible changes to the LFA. The Special Committee was comprised of Mr. Schmidt and Mr. Carnegie.

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

The Special Committee was dissolved in 2019.

2007 Employment Agreement with the Company’s President and Chief Executive Officer

An employment agreement, as amended, is in effect between Mr. R. A. Bianco and the Company (the “2007 Employment Agreement”), which provides for him to serve as Chairman, President and Chief Executive Officer of the Company through May 31, 2028.  The employment agreement also provides for additional benefits, including his participation in various employment benefit plans and annual bonus eligibility for work performed on non-Supervisory Goodwill activities.

During 2006, the Company entered into an employment agreement with Mr. R. A. Bianco (the “2007 Employment Agreement”).  As part of the 2007 Employment Agreement terms:  (i) Mr. R. A. Bianco’s annual rate of base salary was $625,000 per year during the first three years of the 2007 Employment Agreement with the amount of Mr. R. A. Bianco’s base salary for subsequent years to be determined by the Personnel Committee, in its sole discretion; and (ii) Mr. R. A. Bianco’s annual bonus opportunity each year was no longer linked to recovery efforts in connection with the Company’s Supervisory Goodwill litigation.  Instead, the Company and Mr. R. A. Bianco agreed to a long term incentive bonus formula, at varying percentages ranging from 5% to 10%, or more, based upon recoveries received by the Company for its investment in Carteret, through litigation or otherwise (including the Company’s Supervisory Goodwill litigation).

Retirement/Pension Benefits

401(k) Savings Plan

The only retirement type plan maintained by the Company is the Company’s 401(k) Savings Plan (the “Savings Plan”).  Pursuant to the terms of the Savings Plan, employees can make contributions which are 100% matched by the Company.  The employee and the employer matching contribution are subject to the maximum limitations as set forth in the Internal Revenue Code of 1986, as amended.

The Company’s matching contributions to the Savings Plan on behalf of the Named Executive Officers aggregated approximately $90,000 in 2023 and $81,000 in 2022.

Other Benefits

The Company provides only a limited number of additional benefits and perquisites. Such additional items, to the extent provided, are included as Other Compensation in the Summary Compensation table presented herein. The benefits and other perquisites are reasonably consistent with general competitive market practices.

Items provided by the Company include, depending on the Named Executive Officer, Company paid term life insurance at up to two times the individual’s base annual salary, Company paid long-term disability insurance with a monthly benefit up to 60% of the individual’s base monthly salary, supplemental medical and dental coverage for costs not covered under the base health insurance plans, and depending on the Named Executive Officer, reimbursement for income tax services and Company provided transportation. Health and welfare plans are provided through outside insurance carriers. Benefits generally available to all full-time employees of the Company are not included herein.

The Company does not provide any other type of deferred compensation programs, nor does it provide or have outstanding loans with the Named Executive Officers or any other employee of the Company.

Personnel Committee Summary

The Personnel Committee believes that its compensation programs, mixing equity and cash incentives, will continue to focus the efforts of the Company’s executive officers on long-term growth for the benefit of the Company and its stockholders.  The Personnel Committee has found all the components of Company’s officers’ compensation to be fair, reasonable and appropriate.

EXECUTIVE COMPENSATION

The following table sets forth the information regarding compensation earned by the Chief Executive Officer and each other executive officer of the Company and its subsidiaries (the “Named Executive Officers”) with respect to services rendered to the Company in the fiscal years ended December 31, 2023, and December 31, 2022:

Summary Compensation Table (a)
Name and Principal Position	Year	($) Salary	($) Bonus	($) (c) All Other Compensation	($) Total

Richard A. Bianco, Chairman	2023	$440,000	$-	$98,735	$538,735
President and Chief Executive	2022	$440,000	$-	$94,519	$534,519
Officer (b)

John Ferrara, Vice President	2023	$235,000	$-	$44,324	$279,324
Chief Financial Officer &	2022	$235,000	$-	$41,084	$276,084
Controller

Joseph R. Bianco	2023	$116,000	$-	$47,002	$163,002
Treasurer	2022	$116,000	$-	$43,774	$159,774

(a)
The columns relating to “Stock Option Awards,” “Stock Awards,” “Non-Equity Incentive Plan Compensation,” and “Non-qualified Deferred Compensation Earnings” have been omitted because no compensation required to be reported in these columns were awarded to, earned by, or paid to any of the Named Executive Officers with respect to 2023 or 2022.

(b)
See the discussion under the heading “Employment Contracts” below for information relating to the 2007 Employment Agreement between Mr. R. A. Bianco and the Company and the amounts which could be payable to Mr. R. A. Bianco based on value realized by the Company with respect to a gross-up for federal taxes imposed on the settlement amount, if any.

(c)	All Other Compensation for fiscal year 2023, in the table above consists of the following:

	Mr. R. A. Bianco	Mr. Ferrara	Mr. J. Bianco

Company contributions to 401(k) savings plan	$30,000	$30,000	$30,000
Supplemental life insurance premiums	8,750	555	2,461
Long-term disability insurance premiums	18,804	693	693
Supplemental medical and dental insurance	11,856	12,264	11,856
Reimbursement of income tax costs for participation in life insurance plans	5,420	344	1,524
Reimbursement of income tax costs for participation in long-term disability plans	12,116	468	468
Company provided automobile (d)	1,914	-	-
Reimbursement for tax services	9,875	-	-
Total	$98,735	$44,324	$47,002

(d)
All All amounts for personal use of a Company-provided automobile for Mr. R. A. Bianco, included in table above for other compensation, include mileage, fuel, maintenance, insurance, and other miscellaneous fees.

Pay vs. Performance Table
Year	Summary Compensation Table Total for PEO (a) (c)	Compensation Actually Paid to PEO (a) (c)	Average Summary Compensation Table Total for Non-PEO NEOs (b) (c)	Average Compensation Actually Paid to Non-PEO NEOs (b) (c)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (d)	Net Income (Loss) (d)

2023	$538,735	$440,000	$221,163	$175,500	$38.96	$(5,271,000)

2022	$534,519	$440,000	$217,929	$175,500	$18.18	$(3,473,000)

2021	$533,212	$440,000	$216,758	$175,500	$90.91	$(5,208,000)

(a)	PEO in all years presented above is Richard A. Bianco

(b)	Non-PEO NEO’s in all years presented above are John Ferrara and Joseph R. Bianco

(c)
In all years presented above, “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” is the amounts shown in the Summary Table, “Total” column less amounts shown in the “All Other Compensation”, column.

(d)
Due to the nature of the Company’s operations, the Company does not believe there is a correlation between the compensation actually paid to the PEO or the average compensation actually paid to the Non-PEO NEOs to the Company’s cumulative total shareholder return or the Company’s net income (loss) in the periods presented.

Grants of Plan Based Awards During 2023

No stock options, SARs, or any other type of stock award grants were granted to the Named Executive Officers during the year ended December 31, 2023.

No long-term incentive plan awards were made to the Named Executive Officers in 2023. The Company does not have any stock options, SARs or other stock award grants outstanding, hence no stock options previously awarded to any of the Named Executive Officers were repriced during 2023.

Outstanding Equity Awards at December 31, 2023

The Company does not have any stock options, SARs or other stock award grants outstanding.

Option Exercises and Stock Vested Table during Fiscal 2023

The Company has no stock options outstanding; hence, there were no stock options exercised or vested during 2023.

EMPLOYMENT CONTRACTS

2007 Employment Agreement with the Company’s President and Chief Executive Officer

An employment agreement, as amended, is in effect between Mr. R. A. Bianco and the Company, (the “2007 Employment Agreement”).  The terms of the 2007 Employment Agreement provide for Mr. R. A. Bianco to serve as Chairman, President and Chief Executive Officer of the Company. In January 2018, the Company and Mr. R. A. Bianco agreed to an amendment to Mr. Bianco’s Employment Agreement with the Company, to extend the term of Mr. R. A. Bianco’s employment with the Company to May 31, 2028 from May 31, 2023 (the “Employment Period”). Under the terms of the 2007 Employment Agreement, Mr. R. A. Bianco was entitled to receive an annual base salary of $625,000 for the first three (3) years and was then eligible for discretionary increases to the amount of his base salary in subsequent years. The 2007 Employment Agreement provides for discretionary annual bonuses (which may not take into consideration his efforts to obtain a recovery for the Company of its investment in Carteret Savings), employee benefit plans participation, and certain long-term disability benefits.  The 2007 Employment Agreement provides a long-term incentive arrangement for Mr. R. A. Bianco (the “Long-Term Incentive Award”); based upon receipt by the Company of a recovery of its investment in Carteret Savings through litigation or otherwise (including the Company’s Supervisory Goodwill litigation) (the “Recovery Amount”), Mr. R. A. Bianco would receive, with certain exceptions, a lump-sum payment equal to a percentage of that recovery, as follows:

Long-Term Incentive Award = 5% of the first $50,000,000 of Recovery Amount;

Plus

8% of Recovery Amount in excess of $50,000,000 but not greater than $150,000,000;

Plus

10% of Recovery Amount in excess of $150,000,000 but not greater than $250,000,000;

Plus

Discretionary amount (not less than 10%), to be determined by the Board, of Recovery Amount in excess of $250,000,000.

Pursuant to the terms of the 2007 Employment Agreement between Mr. R. A. Bianco and the Company as amended, and the receipt by the Company of $180,650,000 as part of the Supervisory Goodwill legal proceedings Settlement Agreement, in 2012 Mr. R. A. Bianco received a bonus payment as calculated in accordance with the 2007 Employment Agreement.  Additional amounts to be determined could be due to Mr. R. A. Bianco pursuant to the 2007 Employment Agreement, based on value realized by the Company with respect to a gross-up for federal taxes imposed on the settlement amount, if any.

Under the terms of the 2007 Employment Agreement, if no recovery has been obtained by the Company by the expiration of the 2007 Employment Agreement, the Company and Mr. R. A. Bianco could enter into a consulting arrangement pursuant to which, following his employment with the Company, he would continue to provide services to the Company as an independent contractor, solely for the purpose of assisting the Company in obtaining such a recovery.

Any further Long-Term Incentive Award to Mr. R. A. Bianco is to be paid in the future (i.e., whether during or after the Employment Period and/or the Consulting Period) except if Mr. R. A. Bianco willfully refuses to cooperate in a reasonable fashion with the Company and/or the Board in connection with the Company’s efforts to obtain a Recovery Amount, in which case he would forfeit his entitlement to receive any further Long-Term Incentive Award.

During the Employment Period, if Mr. R. A. Bianco voluntarily resigns or has his employment with the Company terminated by the Company for cause (as set forth in the 2007 Employment Agreement), Mr. R. A. Bianco will forfeit his entitlement to receive any further Long-Term Incentive Award. If Mr. R. A. Bianco becomes disabled (as set forth in the 2007 Employment Agreement) or dies, Mr. R. A. Bianco or his estate, as applicable, would be entitled to receive any further Long-Term Incentive Award upon the Company’s receipt of the Recovery Amount, regardless of when the Recovery Amount is received by the Company. If the Company terminates Mr. R. A. Bianco’s employment with the Company without cause, Mr. R. A. Bianco or his estate, as applicable would be entitled to receive any further Long-Term Incentive Award upon the Company’s receipt of the Recovery Amount, regardless of when the Recovery Amount is received by the Company.

Mr. R. A. Bianco’s employment under the 2007 Employment Agreement automatically terminates if Mr. R. A. Bianco dies during the term of the Employment Period and can be terminated by the Company at its option for cause (as set forth in the 2007 Employment Agreement) or Mr. R. A. Bianco’s inability to engage in any substantial gainful activity (as set forth in the 2007 Employment Agreement).

In the event the Company terminates Mr. R. A. Bianco’s employment for any reason other than those permitted pursuant to the 2007 Employment Agreement, Mr. R. A. Bianco would be entitled to receive a lump-sum amount equal to the salary payments provided for in the 2007 Employment Agreement for the remaining term thereof, following the passage of a six (6) month period from the date of his termination.  As of December 31, 2023, the aggregate lump-sum amount of such salary payments, pursuant to the 2007 Employment Agreement as amended, would be approximately $2,760,000.

Operating Agreement of 111 West 57th Investment LLC

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

Because of time constraints, concerns regarding the potential level of any financial dilution, complications relating to structure of the investments in the Joint Venture, bank constraints and potential loss of voting rights over the Joint Venture, the terms of Capital LLC’s admission to and investment in the Investment LLC were reviewed by the Board of Directors and determined to be no less favorable to the Company than would have been obtained in negotiations with a third party unaffiliated with the Company, even assuming that any such third party investor was available and prepared to fund under the time constraints imposed by the JV Agreement. Based in part on such determination, the Board of Directors unanimously approved the admission of Capital LLC to Investment LLC on the terms described by a vote of the disinterested members of the Board of Directors. In April 2015, Capital LLC contributed an additional amount toward Investment LLC capital calls in respect of the 111 West 57th Property.

In July 2015, based on available net proceeds received from the financing and equity previously invested in the project, funds were distributed to the members of 111 West 57th Partners (the “July 2015 Distribution”).  As part of the July 2015 Distribution, in accordance with the Second Amended and Restated Investment Operating Agreement as noted herein, the Company through Investment LLC repaid Capital LLC the full amount of its capital contributions of $9,868,000.  Additional amounts may still be payable to Capital LLC based on investment returns received on the 111 West 57th Property as further described herein.

Pension Benefits

Other than the Company’s 401(k) Savings Plan, the Company maintains no other retirement or deferred compensation type plans.

Nonqualified Deferred Compensation

The Company does not maintain any other type of nonqualified deferred compensation plan.

Potential Payments upon Termination or Change in Control

Other than Mr. R. A. Bianco, there are no employment agreements or employment contracts with any other officer or employee of the Company. See Employment Contracts above, for information concerning potential payments due to Mr. R. A. Bianco upon termination, pursuant to the employment agreement between Mr. R. A. Bianco and the Company.

The Company does not have any severance or termination payment plans in effect.

COMPENSATION OF DIRECTORS

The annual fee paid to each director of the Company, including Mr. R. A. Bianco, who is the Company’s Chairman, President and Chief Executive Officer, is $12,000 per year.  Mr. R. A. Bianco elected not to receive his annual director fee for 2023.  In addition, each Chairperson and/or Co-Chairperson of a Board committee is paid an additional fee of $1,000 per year, and after four (4) Board and/or committee meetings, each director is paid a $500 per meeting attendance fee. Pursuant to the Company’s By-Laws, directors may be compensated for additional services for the Board of Directors or for any committee at the request of the Chairman of the Board or the Chairman of any committee.

Directors Compensation Table

Details of amounts paid to the Company’s directors in their capacities as directors and/or board committee members for the year ending December 31, 2023, is as follows:

Name and Position	Fees Earned or Paid in Cash		Totals (a) (b)
Richard A. Bianco
Chairman of the Board, President
and Chief Executive Officer	$-	(a)	$-	(a)

Alessandra F. Bianco
Board Member
Member Audit Committee	$12,000		$12,000

Richard A. Bianco, Jr.
Board Member	$12,000		$12,000

Jerry Y. Carnegie
Board Member
Chairman Audit Committee
Member Personnel Committee	$13,000		$13,000

Scott M. Salant
Board Member
Member Audit Committee
Chairman Personnel Committee	$13,000		$13,000

(a)	Mr. R. A. Bianco waived payment of his director fees in 2023.

(b)
No other additional fees or any other type of compensation, including equity, non-equity and/or deferred compensation payments or awards were paid or granted to any of the Company’s outside directors in 2023.

Personnel Committee Interlocks and Insider Participation

The members of the Personnel Committee during 2023 were Scott M. Salant, Chairperson, and Jerry Y. Carnegie.  Kenneth M. Schmidt served as Chairperson until the end of his term in June 2023.  No executive officer serves, or in the past has served, as a member of the Board of Directors or Personnel Committee of any entity that has any of its executive officers serving as a member of the Company’s Board of Directors or Personnel Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Stock Ownership of Certain Beneficial Owners

The following information is set forth with respect to persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock, the Company’s only class of voting securities, as of March 15, 2024, except as set forth below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock Owned

BARC Investments, LLC	60,400,260	(a)	70.9%
c/o Barry Strauss & Associates	(direct)
307 Fifth Avenue
New York, NY 10016

Camac Partners, LLC	2,257,055	(b)	5.5%
350 Park Avenue, 13th floor
New York, NY 10022

(a)
Ownership amount reported is based on a Schedule 13D/A Filed by BARC Investments, LLC on March 8, 2024, and assumes that in the absence of any subsequent amendments to such Schedule 13D/A that the amounts reported therein have not changed.  Includes the right to acquire up to 44,200,460 shares of common stock pursuant to a Standby Purchase Agreement between BARC Investments, LLC and the Company dated February 28, 2024. Ms. Alessandra F. Bianco and Mr. Richard A. Bianco, Jr., are managing members of BARC Investments, LLC, and share voting and dispositive power with respect to shares held by BARC Investments, LLC.  Ms. Bianco and Mr. Richard A. Bianco, Jr. are the adult children of Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer.  The business address of the reporting persons under this Schedule 13D/A is c/o Barry Strauss & Associates, 307 Fifth Avenue, New York, NY 10016. Pursuant to Rule 13d-4, each of Ms. Bianco and Mr. Richard A. Bianco, Jr. disclaims beneficial ownership of the shares beneficially owned by BARC Investments to the extent he or she does not have a pecuniary interest in such shares.

(b)
Ownership amount is reported on a Schedule 13DA-6, filed by Camac Partners, LLC (“Camac Partners”) on March 11, 2024, dated March 13, 2024; Camac Partners is the general partner of Camac Fund, LP (the “Fund”).  Camac Capital, LLC is the investment manager of the Fund.  Eric Shahinian (“Mr. Shahinian”) is the managing member of Camac Partners. Camac Partners, Camac Capital, Camac Fund and Eric Shahinian may each be deemed to have voting and dispositive power with respect to the shares of the Company’s common stock held by the Fund.  The business address of the reporting persons under this Schedule 13D is 350 Park Avenue, 13th Floor, New York, NY 10022.

Stock Ownership of Directors and Executive Officers

According to information furnished by each nominee, continuing director and executive officer included in the Summary Compensation Table, the number of shares of the Company’s Common Stock beneficially owned by them, as of March 15, 2024, except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a) (b)		Percentage of Common Stock Owned

Richard A. Bianco	1,622,547	(c)	4.0%
Joseph R. Bianco	50,000		*
John Ferrara	36,029		*
Alessandra F. Bianco	60,400,260	(d)	70.9%
Richard A. Bianco, Jr.	60,400,260	(d)	70.9%
Jerry Y. Carnegie	71,898		*
Scott M. Salant	-		-
All Directors and Officers as a group (7 persons)	17,780,474		43.6%

* Represents less than 1% of Common Stock outstanding

(a)	All of the named individuals have sole voting and investment power with respect to such shares.

(b)	There are no pledges of Company shares by any of the Company’s officers, employees or directors.

(c)
Includes 1,420,000 shares held in a Uniform Gifts to Minors Act Account for the benefit of his grandchildren.  Mr. R.A. Bianco retains voting control of the shares, but pursuant to Rule 13d-4, he disclaims beneficial ownership of the shares to the extent he does not have a pecuniary interest in such shares.

(d)
Ownership amount reported is based on a Schedule 13D/A filed by BARC Investments, LLC on March 8, 2024, and assumes that in the absence of any subsequent amendments to such Schedule 13D/A that the amounts reported therein have not changed.  Includes the right to acquire up to 44,200,460 shares of common stock pursuant to a Standby Purchase Agreement between BARC Investments, LLC and the Company dated February 28, 2024. Ms. Alessandra F. Bianco and Mr. Richard A. Bianco, Jr. are managing members of BARC Investments, LLC and share voting and dispositive power with respect to shares held by BARC Investments, LLC. Ms. Bianco and Mr. Richard A. Bianco, Jr. are the adult children of Mr. Richard A. Bianco, the Company’s Chairman, President, and Chief Executive Officer. Pursuant to Rule 13d-4, each of Ms. Bianco and Mr. Richard A. Bianco, Jr. disclaims beneficial ownership of the shares beneficially owned by BARC Investments to the extent he or she does not have a pecuniary interest in such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Pursuant to the Company’s Code of Business Conduct and Ethics (“Code of Conduct”), all employees (including our Named Executive Officers, as defined below) who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that competes with, supplies goods or services to, or is a customer of the Company or its subsidiaries, are required to disclose to us and receive written approval prior to transacting such business.  Except for the Participation Interest and the Litigation Funding Agreement discussed below, no such relationships have been reported. Our employees are expected to make reasoned and impartial decisions in the workplace.  As a result, approval of a business relationship would be denied if it is believed that the employee’s interest in such a relationship could influence decisions relative to the Company’s business or have the potential to adversely affect the Company’s business or the objective performance of the employee’s work. In addition, the Company’s Code of Conduct requires adherence to a number of other underlying principles which are important to the Company.  These items include, but are not limited to, restrictions on disclosure of Company information, insider trading, and the protection and use of Company assets.

The Board of Directors assesses all transactions between the Company and “related persons” as such term is defined in Item 404(a) of Regulation S-K.  If a transaction is deemed to be a related party transaction that transaction would be reviewed by the Company’s Board of Directors and approved by the disinterested members of the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

The Audit Committee appointed Marcum LLP (“Marcum”) as the Company’s principal accountants and independent registered public accounting firm, to audit the consolidated financial statements of the Company for the year ended December 31, 2023.  A representative of Marcum will be present at the meeting and will have the opportunity to make a statement if such representative desires to do so and will be available to respond to appropriate questions.

Audit Fees

Aggregate fees billed by Marcum for professional services rendered for the audit of our annual consolidated financial statements included in the Annual Report on Form 10-K, the review of interim consolidated financial statements included in Quarterly Reports on Form 10-Q and the review and audit of the application of new accounting pronouncements and SEC releases were approximately $72,000 for the year ended December 31, 2023 and approximately $69,000 for the year ended December 31, 2022.

Audit Related Fees

No audit related fees were paid to either Marcum for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not disclosed under “Audit Fees” for the years ended December 31, 2023, and 2022.

Tax Fees and All Other Fees

No other fees relating to tax advisory or other services were paid to Marcum for professional services rendered to the Company for the years ended December 31, 2023, and 2022.

Audit Committee Pre-Approval Policy

Pursuant to its charter, the Audit Committee is responsible for selecting, approving compensation and overseeing the independence, qualifications and performance of the Company’s independent accountants.  The Audit Committee has adopted a pre-approval policy pursuant to which certain permissible audit and non-audit services may be provided by the independent accountants.  Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and may be subject to a specific budget.  The Audit Committee may also pre-approve particular services on a case-by-case basis.  In assessing requests for services by the Company’s independent accountants, the Audit Committee considers whether such services are consistent with the auditor’s independence; whether the Company’s independent accountants are likely to provide the most effective and efficient service based upon their familiarity with the Company; and whether the service could enhance our ability to manage or control risk or improve audit quality.

There were no non-audit related tax or other services provided by Marcum in fiscal years 2023 and 2022.

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

10.11
Senior Promissory Note for $310,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 11, 2023, and incorporated herein by reference).

10.12
Senior Promissory Note for $330,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 26, 2023, and incorporated herein by reference).

10.13
Senior Promissory Note for $333,000, between Richard A. Bianco, the Company’s President, and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 20, 2023, and incorporated herein by reference).

10.14
Senior Promissory Note for $250,000, between Richard A. Bianco, the Company’s President, and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 15, 2023, and incorporated herein by reference).

10.15
Senior Promissory Note for $300,000, between Richard A. Bianco, the Company’s President, and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 10, 2023, and incorporated herein by reference).

10.16
Senior Promissory Note for $450,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 28, 2023, and incorporated herein by reference).

10.17
Senior Promissory Note for $600,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 28, 2023, and incorporated herein by reference).

10.18
Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 26, 2024, and incorporated herein by reference).

10.19
Senior Promissory Note for $50,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2024, and incorporated herein by reference).

10.20
Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2024, and incorporated herein by reference).

10.21
Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 11, 2024, and incorporated herein by reference).

10.22*	Form of Subscription Agreement filed herewith.

10.23*	Standby Purchase Agreement dated February 28, 2024, between BARC Investments LLC and the Company, filed herewith.

10.24	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on October 22, 2012, and incorporated by reference herein).

14	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

19	AmBase Corporation Insider Trading Policies and Procedures (included in the AmBase Corporation – Code of Ethics filed as Exhibit 14 to this Annual Report on Form 10-K).

21*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.

32.1*	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.

32.2*	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

101.1*
The following financial statements from AmBase Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL: (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

Exhibits, except as otherwise indicated above, are filed herewith.
* filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: March 18, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 18, 2024	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 18, 2024

/s/ALESSANDRA F. BIANCO Director Date: March 18, 2024	/s/RICHARD A. BIANCO, JR. Director Date: March 18, 2024

/s/JERRY Y. CARNEGIE Director Date: March 18, 2024	/s/SCOTT M. SALANT, ESQ. Director Date: March 18, 2024