Form 10-Q
period 2024-03-31
AmBase Corp
filed 2024-05-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

At April 30, 2024, there were 84,938,211 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended March 31,
	2024	2023
Operating expenses:
Compensation and benefits	$359	$385
Professional and outside services	1,311	728
Property operating and maintenance	4	8
Insurance	32	58
Other operating	19	13
Total operating expenses	1,725	1,192
Operating income (loss)	(1,725)	(1,192)

Interest income	-	1
Interest expense	(114)	(29)
Income (loss) before income taxes	(1,839)	(1,220)

Income tax expense (benefit)	-	-
Net income (loss)	$(1,839)	$(1,220)

Net income (loss) per common share - basic	$(0.05)	$(0.03)

Weighted average common shares outstanding - basic	40,738	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	March 31, 2024	December 31, 2023
Cash and cash equivalents	$6	$78

Other assets	-	-
Total assets	$6	$78

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$4,642	$3,225
Loan(s) payable – related party	3,548	3,198

Total liabilities	8,190	6,423
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 85,000 authorized in 2024 and 85,000 authorized in 2023, 46,410 issued and 40,738 outstanding in 2024 and 46,410 issued and 40,738 outstanding in 2023)	464	464
Additional paid-in capital	548,304	548,304
Accumulated deficit	(551,784)	(549,945)
Treasury stock, at cost – 2024 - 5,672 shares; and 2023 - 5,672 shares	(5,168)	(5,168)
Total stockholders’ equity (deficit)	(8,184)	(6,345)

Total liabilities and stockholders’ equity (deficit)	$6	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2024	$464	$548,304	$(549,945)	$(5,168)	$(6,345)
Net income (loss)	-	-	(1,839)	-	(1,839)
March 31, 2024	$464	$548,304	$(551,784)	$(5,168)	$(8,184)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2023	$464	$548,304	$(544,674)	$(5,168)	$(1,074)
Net income (loss)	-	-	(1,220)	-	(1,220)
March 31, 2023	$464	$548,304	$(545,894)	$(5,168)	$(2,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income (loss)	$(1,839)	$(1,220)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	30
Accounts payable and accrued liabilities	1,417	585
Net cash provided (used) by operating activities	(422)	(605)

Cash flows from financing activities:
Proceeds from loan(s) payable – related party	350	300
Net cash provided (used) by financing activities	350	300

Net change in cash and cash equivalents	(72)	(305)
Cash and cash equivalents at beginning of period	78	349

Cash and cash equivalents at end of period	$6	$44
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid on accounts payable	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – The Company and Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2023.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of equity or debt securities or long term borrowings, which may include additional borrowings from affiliates of the Company, litigation funding agreements, reducing operating expenses, and seeking recoveries from various sources. There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or raise capital or obtain financing on terms acceptable to the Company, if at all.

On April 1, 2024, the Company completed the issuance and sale, of all the shares of the Company’s common stock (the “Shares”) in the private placement offering (the “Equity Offering”) on the previously disclosed terms and conditions, including Shares purchased by an institutional investor not affiliated with the Company and Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling. The offer and sale of the shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 9 for additional information.

The Company will continue to consider and explore other litigation funding agreements with third party litigation funders that it could enter into for portions of the litigation costs for up to $5 million of funding, at market terms to be agreed upon at such times. In general, litigation funding agreements are structured so that the litigation funder would receive back their initial funding amount first (i.e. before any recovery is received by the Company), plus an additional multiple ranging from 1.0 times to 3.5 times the amount funded (depending on various factors), plus depending on the funder, additional fees, expenses, interest and potentially an additional percentage of the total recovery received. There can be no assurance that the Company would be able to secure any such additional litigation funding on acceptable terms or at all.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2024	March 31, 2023
Company matching contributions	$52	$51
Employer match %	100%	100%

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase and certain of its subsidiaries and affiliates (collectively, the “Plaintiffs”) initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “Sponsor Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the “Sponsor”), Kevin Maloney, Michael Stern, and various members and affiliates, (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”) and by not objecting to the 2017 foreclosure of the junior mezzanine loan on the project. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights, and an accounting. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

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

Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company (“Liberty Mutual Defendants”) were named as defendants in the fourth amended complaint. On September 30, 2021, the Liberty Mutual Defendants answered the fourth amended complaint and filed a counterclaim against the Company’s subsidiaries for specific performance of a pledge agreement securing certain insurance policies issued for the Project. Plaintiffs replied to those counterclaims on October 20, 2021. On March 14, 2024, the parties filed a Stipulation of Discontinuance Against Liberty Mutual Insurance Company and Liberty Mutual Fire Insurance Company whereby all causes of action, counterclaims, and crossclaims by and against the Liberty Mutual Defendants were discontinued without prejudice.  The Court entered the Stipulation on March 15, 2024.

Matthew Phillips was also named as an individual defendant in the fourth amended complaint.  Following the First Department’s reinstatement of one part of Plaintiffs’ fraudulent misrepresentation or omission claim as asserted against Phillips, on March 26, 2024, the parties filed a Stipulation of Discontinuance Against Matthew Phillips whereby Plaintiffs AmBase Corporation and 111 West 57th Investment LLC discontinued their Fifth Claim for Relief for fraudulent misrepresentation or omission only against Phillips, with prejudice.

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

On January 3, 2023, the Apollo Lenders filed a notice of appeal to the Appellate Division seeking review of the December 15, 2022 Order. On January 18, 2023, the Company filed notices of appeal and cross-appeal appealing the December 15, 2022, Order with regard to all Defendants. On August 9, 2023, pursuant to mutual agreement with the Company and the AIG Defendants, the Company filed a stipulation to withdraw its appeal against the AIG Defendants.  Following briefing and oral argument, the Appellate Division First Department issued its decision on October 5, 2023.  The First Department modified the NY Court’s decision to dismiss Plaintiff’s claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure, and otherwise affirmed the NY Court’s decision.  On November 3, 2023, Plaintiff filed motions for leave to appeal the First Department’s decision to the Court of Appeals in both the First Department and the Court of Appeals. On December 19, 2023, the First Department denied Plaintiff’s motion for leave to appeal to the Court of Appeals, which concerned Plaintiff’s claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure and Plaintiff’s claims against the Spruce Defendants and Apollo Lenders for tortious interference with contract.  On April 23, 2024, the Court of Appeals denied Plaintiff’s motion for leave to appeal to the Court of Appeals, which concerned Plaintiff’s claims against Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, Inc. for tortious interference with contract.

On January 13, 2023, the Apollo Lenders filed their answer and affirmative defenses to the Company’s Second Amended Complaint together with crossclaims against 111 W57th Mezz Investor LLC, Spruce Capital Partners LLC, Joshua Crane, Robert Schwartz, Michael Stern, Kevin Maloney, 111 West 57th Sponsor LLC, 111 West 57th Control LLC, and 111 West 57th Manager LLC (the “Crossclaim Defendants”). The crossclaims are for (1) contribution against all Crossclaim Defendants; (2) indemnification against 111 W57th Mezz Investor LLC, Spruce Capital, Crane, and Schwartz; and (3) a declaratory judgment that 111 W57th Mezz Investor LLC, through Spruce Capital, Crane, and Schwartz, has indemnified the Apollo Lenders against any and all loss that the Apollo Lenders have incurred or may incur in defending against this case. On January 23, 2023, the Apollo Lenders filed a notice of voluntary discontinuance without prejudice, voluntarily discontinuing their first crossclaim for contribution only as it is brought against Stern, Maloney, Sponsor, 111 West 57th Control LLC, and 111 West 57th Manager LLC. On April 30, 2024, the Apollo Lenders filed a motion for an order of discontinuance of their crossclaims.

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

AmBase Corp. et al. v. 111 West 57th Sponsor LLC et al., No. 651782/2024 (N.Y. Sup. Ct.). On April 4, 2024, AmBase Corporation, 111 West 57th Manager Funding LLC, and 111 West 57th Investment LLC, on behalf of itself and derivatively on behalf of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC (collectively, “Plaintiffs”), filed a Summons with Notice against 111 West 57th Sponsor LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Kevin Maloney, Michael Stern, JDS Construction Group LLC, JDS Development LLC, PMG Construction Group LLC, Property Markets Group, Inc., 111 Construction Manager LLC, Manager Member 111W57 LLC, and John and Jane Does 1–10 (collectively, “Defendants”) in the Supreme Court of the State of New York, County of New York. Plaintiffs’ claims arise out of alleged fraudulent transfers by, between, and/or to Defendants before and during the pendency of the underlying litigation AmBase Corp. et al. v. 111 West 57th Sponsor LLC et al., Index No. 652301/2016.  Specifically, despite knowing of contractual agreements, obligations, and/or claims between Plaintiffs and the Defendants, following the commencement of the suit by Plaintiffs, Defendants allegedly continued to make transfers and/or incur obligations in violation of the law, for no consideration or equivalent value, which rendered the transferor(s) insolvent (or when they were already insolvent), and rendering the transferor(s) unable to meet debts as they become due, unable to pay actual or future creditors, unable to meet business/transaction obligations as they arise, and/or with the actual intent to hinder, delay, and/or defraud Plaintiffs and other creditors.  The Summons with Notice further states that, upon information and belief, the scheme included the transfer to one or more insider(s) and or their affiliates, principals, and/or agents.  The scheme was allegedly concealed from Plaintiffs, who were not given the opportunity to consent or to dissent.  Plaintiffs allege that they have suffered damages and demand relief of no less than $100 million plus Plaintiffs’ own attorneys’ fees and costs, as well as restitution, constructive trust, the voiding of the fraudulent conveyances, statutory remedies, and such other and further relief as the Court deems proper.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Information regarding the loan(s) payable is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	March 31, 2024	December 31, 2023
February 2023	6.50%	February 28, 2025	$300	$300
April 2023	6.50%	April 30, 2025	325	325
May 2023	6.50%	May 31, 2025	310	310
June 2023	7.00%	June 30, 2025	330	330
July 2023	7.00%	July 31, 2025	333	333
August 2023	7.00%	August 31, 2025	250	250
October 2023	7.00%	October 31, 2025	300	300
November 2023	7.00%	November 30, 2025	450	450
December 2023	7.00%	December 31, 2025	600	600
January 2024	7.00%	January 31, 2026	100	-
February 2024	7.00%	February 28, 2026	50	-
February 2024	7.00%	February 28, 2026	100	-
March 2024	7.00%	March 31, 2026	100	-
			$3,548	$3,198

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	March 31, 2024	December 31, 2023
Accrued interest expense	$142	$85

In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding plus accrued interest. For additional information, see Note 9.

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2024, through the filing of these interim financial statements.  Other than as discussed herein, the Company has no events, subsequent to March 31, 2024, and through the date these unaudited condensed consolidated financial statements were issued.

As disclosed in the Company’s periodic financial reports, as previously filed with the Securities and Exchange Commission (“SEC”), on February 28, 2024, the Company commenced a private placement offering (the “Equity Offering”) of shares of the Company’s common stock (the “Shares”).

On April 1, 2024, the Company completed the issuance and sale of all the Shares in the Equity Offering in accordance with the terms and conditions thereof, including Shares purchased by an institutional investor not affiliated with the Company and Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling.  The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.  The Equity Offering is more fully described in the Equity Offering documents and disclosed in the Company’s reports as previously filed with the SEC.

Summary information of private placement Equity Offering is as follows:

($ in thousands, except per share data)

Number of Shares purchased by BARC	42,950,460
Number of Shares purchased by others	1,250,000
Total number of shares offered and purchased	44,200,460
Equity Offering – purchase price per Share	$0.20
Total proceeds received from the Equity Offering	$8,840

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At March 31, 2024, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at March 31, 2024, aggregated $6,000, consisting of cash and cash equivalents of $6,000.  At March 31, 2024, the Company’s liabilities aggregated $8,190,000.  Total stockholders’ deficit was $8,184,000.

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

In order to continue as a going concern, the Company must take steps to manage its current level of cash and cash equivalents, through various ways, including but not limited to, raising additional capital through the sale of equity or debt securities or long-term borrowings, which may include additional borrowings from affiliates of the Company, litigation funding agreements, reducing operating expenses, and seeking recoveries from various sources.  There can be no assurance that the Company will be able to adequately implement these cash management measures, in whole or in part or raise capital or obtain financing on terms acceptable to the Company, if at all.

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

As previously disclosed in a Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 28, 2024, AmBase Corporation (the “Company”) commenced a private placement offering (the “Equity Offering”) of up to 44,200,460 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for $0.20 per share of Common Stock.

On April 1, 2024, the Company completed the issuance and sale of all 44,200,460 Shares in the Equity Offering on the previously disclosed terms and conditions, including 1,250,000 Shares purchased by an institutional investor not affiliated with the Company and 42,950,460 Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling.  The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.

Loan(s) payable – related party was $3,548,000 as of March 31, 2024, compared to $3,198,000 as of December 31, 2023, relating to loans made to the Company from Mr. R.A. Bianco, for working capital.  In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding plus accrued interest. For additional information, see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

The Company will continue to consider and explore other litigation funding agreements with third party litigation funders that it could enter into for portions of the litigation costs for up to $5 million of funding, at market terms to be agreed upon at such times.  In general, litigation funding agreements are structured so that the litigation funder would receive back their initial funding amount first (i.e. before any recovery is received by the Company), plus an additional multiple ranging from 1.0 times to 3.5 times the amount funded (depending on various factors), plus depending on the funder, additional fees, expenses, interest and potentially an additional percentage of the total recovery received. There can be no assurance that the Company would be able to secure any such additional litigation funding on acceptable terms or at all.

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

For the three months ended March 31, 2024, cash of $422,000 was used by operations as a result of the payment of operating expenses.

For the three months ended March 31, 2023, cash of $605,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of March 31, 2024, increased from December 31, 2023, principally relating to the timing of payments and an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

Loan(s) payable – related party was $3,548,000 as of March 31, 2024, compared to $3,198,000 as of December 31, 2023, relating to loans made to the Company from Mr. R.A. Bianco for working capital.  For additional information, see Part I – Item I – Note 8 to the Company’s unaudited condensed consolidated financial statements.

There are no other material commitments for capital expenditures as of March 31, 2024.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2024, vs. the Three Months Ended March 31, 2023

The Company recorded a net loss of $1,839,000 or $0.05 per share in the three months ended March 31, 2024, compared to a net loss of $1,220,000, or $0.03 per share in the respective 2023 period.

Compensation and benefits decreased slightly to $359,000 in the three months ended March 31, 2024, compared to $385,000 in the respective 2023 period.  The decrease in the 2024 three month period versus the respective 2023 period is due to a decrease in compensation related expenses recorded in the 2024 period.

Professional and outside services increased to $1,311,000 in the three months ended March 31, 2024, compared to $728,000 in the respective 2023 period.  The increase in the 2024 period as compared to the 2023 period is principally the result of a higher level of legal and professional fees incurred in 2024 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses decreased to $4,000 in the three months ended March 31, 2024, compared to $8,000 in the respective 2023 period principally due to timing of payments in the three months ended March 31, 2024, compared to the respective March 31, 2023, period.

Insurance expenses decreased to $32,000 for the three months ended March 31, 2024, compared with $58,000 for the three months ended March 31, 2023.  The decrease is generally due to a decrease in certain policy coverages in the three months ended March 31, 2024, compared to the respective 2023 period.

Other operating expenses increased to $19,000 in the three months ended March 31, 2024, compared with $13,000 in the respective 2023 period, due to a higher level of other expenses in the 2024 period.

Interest income in the three months ended March 31, 2024, was $-, compared with $1,000 in the respective 2023 period.  The decreased interest income in the March 31, 2024, three month period is due to a lower level of cash and cash equivalents in the 2024 period versus the respective 2023 period.

Interest expense was $114,000 in the three months ended March 31, 2024, compared with $29,000 in the respective 2023 period.  Interest expense for the 2024 and 2023 periods is attributable to interest expense to a professional firm for outstanding and unpaid professional fees and interest expense relating to the loan(s) payable – related party.  For additional information see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2024.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, in response to Item 1A of Part I of Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a. Not applicable
b. Not applicable
c. None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2024 period.

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

10.2
Senior Promissory Note for $50,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 8, 2024, and incorporated herein by reference).

10.3
Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2024, and incorporated herein by reference).

10.4
Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 11, 2024, and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 18, 2024, and incorporated herein by reference).
10.6
Standby Purchase Agreement dated February 28, 2024, between BARC Investments LLC and the Company (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 18, 2024, and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2024 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 9, 2024