Form 10-Q
period 2024-06-30
AmBase Corp
filed 2024-08-09
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

At July 31, 2024, there were 84,938,211 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2024

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Compensation and benefits	$352	$347	$711	$732
Professional and outside services	1,570	813	2,881	1,541
Property operating and maintenance	6	2	10	10
Insurance	12	57	44	115
Other operating	65	28	84	41
Total operating expenses	2,005	1,247	3,730	2,439
Operating income (loss)	(2,005)	(1,247)	(3,730)	(2,439)

Interest income	19	-	19	1
Interest expense	(51)	22	63	51
Income (loss) before income taxes	(1,935)	(1,269)	(3,774)	(2,489)

Income tax expense (benefit)	-	-	-	-
Net income (loss)	$(1,935)	$(1,269)	$(3,774)	$(2,489)

Net income (loss) per common share - basic	$(0.02)	$(0.03)	$(0.06)	$(0.06)

Weighted average common shares outstanding - basic	84,938	40,738	62,838	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2024	December 31, 2023
Cash and cash equivalents	$434	$78

Other assets	-	-
Total assets	$434	$78

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$1,713	$3,225
Loan(s) payable – related party	-	3,198

Total liabilities	1,713	6,423
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 85,000 authorized in 2024 and 85,000 authorized in 2023, 84,938 issued and 84,938 outstanding in 2024 and 46,410 issued and 40,738 outstanding in 2023)	849	464
Additional paid-in capital	551,591	548,304
Accumulated deficit	(553,719)	(549,945)
Treasury stock, at cost – 2024 – 0 shares; and 2023 - 5,672 shares	-	(5,168)
Total stockholders’ equity (deficit)	(1,279)	(6,345)

Total liabilities and stockholders’ equity (deficit)	$434	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2024	$464	$548,304	$(549,945)	$(5,168)	$(6,345)
Net income (loss)	-	-	(1,839)	-	(1,839)
March 31, 2024	464	548,304	(551,784)	(5,168)	(8,184)
Net income (loss)	-	-	(1,935)	-	(1,935)
Sale of common stock - Equity Offering	385	3,287	-	5,168	8,840
June 30, 2024	$849	$551,591	$(553,719)	$-	$(1,279)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2023	$464	$548,304	$(544,674)	$(5,168)	$(1,074)
Net income (loss)	-	-	(1,220)	-	(1,220)
March 31, 2023	464	548,304	(544,894)	(5,168)	(2,294)
Net income (loss)	-	-	(1,269)	-	(1,269)
June 30, 2023	$464	$548,304	$(547,163)	$(5,168)	$(3,563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income (loss)	$(3,774)	$(2,489)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	61
Accounts payable and accrued liabilities	(1,512)	903
Net cash provided (used) by operating activities	(5,286)	(1,525)

Cash flows from financing activities:
Sale of common stock – equity offering	8,840	-
Payoff of loan payable – related party	(3,548)	-
Proceeds from loan payable – related party	350	1,265
Net cash provided (used) by financing activities	5,642	1,265

Net change in cash and cash equivalents	356	(260)
Cash and cash equivalents at beginning of period	78	349

Cash and cash equivalents at end of period	$434	$89
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$148	$-

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Company matching contributions	$28	$28	$80	$79
Employer match %	100%	100%	100%	100%

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

The Company’s management is continuing to work closely with outside advisors on the Company’s various federal tax return matters for the numerous interrelated tax years. The Company cannot predict whether or not the IRS and/or other tax authorities will review the Company’s tax returns filed, to be filed and/or as filed in prior years. There is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; and risks regarding changes in, and/or interpretations of federal and state income tax laws. Moreover, applicable provisions of the Code and IRS regulations permit the IRS to challenge Company tax positions and filed returns or seek additional taxes for an extended period of time after such returns are filed. The Company can give no assurances as to the final outcome of any IRS review, if any.

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

On April 27, 2018, the Company filed a third amended complaint adding federal RICO claims, and new claims for declaratory judgment, breach of contract, fraud, and breach of fiduciary duty, based on information discovered during the course of discovery and events that had transpired since the Company filed its previous complaint in the Sponsor Action. On June 18, 2018, Defendants removed the complaint to the U.S. District Court for the Southern District of New York (the “Federal Court”), where it was docketed as case number 18-cv-5482-AT.

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

On July 29, 2021, Plaintiffs filed their fourth amended complaint. On September 3, 2021, Defendants submitted a motion to dismiss the fourth amended complaint in part, which Plaintiffs opposed. On May 9, 2022, the NY Court issued a Decision and Order on Defendants’ motion to dismiss, allowing some of AmBase’s claims to go forward and dismissing others (“May 9, 2022 Order”). The NY Court declined to dismiss AmBase’s claims that the Defendants breached their contracts with AmBase by permitting transfers or encumbrances upon 111 West 57th Sponsor LLC’s and 111 West 57th Control LLC’s membership interests in connection with third-party financing without seeking or obtaining prior written approval.  The Court also declined to dismiss AmBase’s claim that Defendants breached their obligations under the Development Agreement by, among other things, failing to use “commercially reasonable efforts” to plan, design, develop, construct, and obtain permits for the Property in a timely manner and failing to devote sufficient time and attention to its obligations under the Development Agreement.

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

In January 2019, the Appellate Division issued a decision that resolved the Company’s appeal from the order denying a preliminary injunction and dismissing its claims. The Appellate Division affirmed the decision below in part and otherwise dismissed the appeal. It noted that the Company should be allowed to move for leave to amend to state claims for damages and/or the imposition of a constructive trust, as the dismissal of the Company’s claims was without prejudice.

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

On December 15, 2022, the NY Court issued a decision and order granting in part and denying in part the motions to dismiss (“December 15, 2022 Order”). Specifically, the NY Court declined to dismiss Plaintiff’s claims against ACREFI Mortgage Lending, LLC, Apollo Credit Opportunity Fund III AIV I LP, and AGRE Debt 1 – 111 W 57, LLC (“Apollo Lenders”) for breach of the Pledge Agreement in connection with the strict foreclosure. The NY Court dismissed Plaintiff’s claims for tortious interference with contract against the Spruce Defendants, AIG Defendants, and Apollo Defendants, and Plaintiff’s claim for unjust enrichment against the Atlantic Defendants.

On January 3, 2023, the Apollo Lenders filed a notice of appeal to the Appellate Division seeking review of the December 15, 2022 Order. On January 18, 2023, Plaintiff filed notices of appeal and cross-appeal appealing the December 15, 2022, Order with regard to all Defendants. On August 9, 2023, pursuant to mutual agreement with the Plaintiff and the AIG Defendants, Plaintiff filed a stipulation to withdraw its appeal against the AIG Defendants.  Following briefing and oral argument, the Appellate Division First Department issued its decision on October 5, 2023.  The First Department modified the NY Court’s decision to dismiss Plaintiff’s claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure, and otherwise affirmed the NY Court’s decision.  On November 3, 2023, Plaintiff filed motions for leave to appeal the First Department’s decision to the Court of Appeals in both the First Department and the Court of Appeals. On December 19, 2023, the First Department denied Plaintiff’s motion for leave to appeal to the Court of Appeals, which concerned Plaintiff’s claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure and Plaintiff’s claims against the Spruce Defendants and Apollo Lenders for tortious interference with contract.  On April 23, 2024, the Court of Appeals denied Plaintiff’s motion for leave to appeal to the Court of Appeals, which concerned Plaintiff’s claims against Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, Inc. for tortious interference with contract.

On January 13, 2023, the Apollo Lenders filed their answer and affirmative defenses to the Company’s Second Amended Complaint together with crossclaims against 111 W57th Mezz Investor LLC, Spruce Capital Partners LLC, Joshua Crane, Robert Schwartz, Michael Stern, Kevin Maloney, 111 West 57th Sponsor LLC, 111 West 57th Control LLC, and 111 West 57th Manager LLC (the “Crossclaim Defendants”). The crossclaims were for (1) contribution against all Crossclaim Defendants; (2) indemnification against 111 W57th Mezz Investor LLC, Spruce Capital, Crane, and Schwartz; and (3) a declaratory judgment that 111 W57th Mezz Investor LLC, through Spruce Capital, Crane, and Schwartz, has indemnified the Apollo Lenders against any and all loss that the Apollo Lenders have incurred or may incur in defending against this case. On January 23, 2023, the Apollo Lenders filed a notice of voluntary discontinuance without prejudice, voluntarily discontinuing their first crossclaim for contribution only as it was brought against Stern, Maloney, Sponsor, 111 West 57th Control LLC, and 111 West 57th Manager LLC. On April 30, 2024, the Apollo Lenders filed a motion for an order of discontinuance of their crossclaims, which the Court granted on June 7, 2024, and which was entered on June 12, 2024.

On July 12, 2024, Plaintiff served a motion for leave to appeal to the Court of Appeals the judgment, to the extent it was final, against Apollo Lenders, Spruce Capital Partners LLC, Joshua Crane, and Robert Schwartz.  Also on July 12, 2024, Plaintiff filed a notice of appeal to the First Department of the trial court’s order granting Apollo Lenders’ motion for an order of discontinuance of their crossclaims.
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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
111 West 57th Investment LLC, et al. v. Kasowitz Benson Torres LLP, et al., No. 151139/2024 (N.Y. Sup. Ct.). On June 27, 2024, 111 West 57th Investment LLC, derivatively on behalf of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, and 111 West 57th Manager Funding LLC, derivatively on behalf of 111 West 57th Manager LLC (collectively, “Plaintiffs”), filed a Complaint against Kasowitz Benson Torres LLP and Douglas B. Heitner (collectively, “Defendants”) in the Supreme Court of the State of New York, County of New York. Plaintiffs’ claims arise out of Defendants’ representation of 111 West 57th Partners LLC, 111 West 57th Mezz 1 LLC, and 111 West 57th Manager LLC in connection with the real estate development project of 111 West 57th Street (the “Project”) and related financing and other transactions, while simultaneously representing persons and entities with interests adverse to and in conflict with 111 West 57th Partners LLC’s, 111 West 57th Mezz 1 LLC’s, and 111 West 57th Manager LLC’s interests (and the interests of other members of these represented entities), including but not limited to: Michael Stern, Kevin Maloney, and various entities owned and/or controlled by them.  Specifically, in representing 111 West 57th Partners LLC, 111 West 57th Mezz 1 LLC, and 111 West 57th Manager LLC throughout the restructuring of the financing and the raising of capital for the Project, including, without limitation, the New York Uniform Commercial Code “strict foreclosure” in 2017 on the Project, Defendants acted to the detriment of these clients to benefit their other, longtime clients, resulting in 111 West 57th Partners LLC losing an extremely valuable asset in the strict foreclosure.  Plaintiffs assert claims for breach of fiduciary duty and legal malpractice.  Plaintiffs seek to recover money damages, improperly paid legal fees, costs, attorneys’ fees, and such other relief as is just and proper (together with interest thereon).  On July 2, 2024, Plaintiff voluntarily discontinued their claims, without prejudice and without costs, as against Defendant Douglas B. Heitner.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Information regarding the loan(s) payable is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	December 31, 2023
February 2023	6.50%	February 28, 2025	$300
April 2023	6.50%	April 30, 2025	325
May 2023	6.50%	May 31, 2025	310
June 2023	7.00%	June 30, 2025	330
July 2023	7.00%	July 31, 2025	333
August 2023	7.00%	August 31, 2025	250
October 2023	7.00%	October 31, 2025	300
November 2023	7.00%	November 30, 2025	450
December 2023	7.00%	December 31, 2025	600
			$3,198

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Accrued interest expense	$-	$85

In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into additional agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding, plus accrued interest. For additional information, see Note 9.

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9 - Stockholders’ Equity

As disclosed in the Company’s periodic financial reports, as previously filed with the Securities and Exchange Commission (“SEC”), on February 28, 2024, the Company commenced a private placement offering (the “Equity Offering”) of shares of the Company’s common stock (the “Shares”).

On April 1, 2024, the Company completed the issuance and sale of all the Shares in the Equity Offering in accordance with the terms and conditions thereof, including Shares purchased by an institutional investor not affiliated with the Company and Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling.  The Shares sold consisted of authorized unissued shares and treasury shares held. The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.  The Equity Offering is more fully described in the Equity Offering documents and disclosed in the Company’s reports as previously filed with the SEC.

Summary information of private placement Equity Offering is as follows:

($ in thousands, except per share data)

Number of Shares purchased by BARC	42,950,460
Number of Shares purchased by others	1,250,000
Total number of Shares offered and purchased	44,200,460
Equity Offering – purchase price per Share	$0.20
Total proceeds received from the Equity Offering	$8,840

At the Company’s June 2, 2024, Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock. A copy of the Company’s Amended and Restated Certificate of Incorporation as filed and recorded with the Secretary of State of the State of Delaware effective as of July 23, 2024, is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Authorized common stock consists of the following:

(shares in thousands)	July 23, 2024	December 31, 2023
Par value	$0.01	$0.01
Authorized shares	200,000	85,000
Issued shares	84,938	46,410
Outstanding shares	84,938	40,738
Note 10 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2024, through the filing of these interim financial statements.  Other than as discussed herein, the Company has no events, subsequent to June 30, 2024, and through the date these unaudited condensed consolidated financial statements were issued.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At June 30, 2024, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at June 30, 2024, aggregated $434,000 consisting of cash and cash equivalents of $434,000.  At June 30, 2024, the Company’s liabilities aggregated $1,713,000.  Total stockholders’ deficit was $1,279,000.

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

As previously disclosed in a Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 28, 2024, the Company commenced a private placement offering (the “Equity Offering”) of up to 44,200,460 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for $0.20 per share of Common Stock.

On April 1, 2024, the Company completed the issuance and sale of all Shares in the Equity Offering on the previously disclosed terms and conditions. The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.  Total proceeds received from the Equity Offering were $8,840,000.  For additional information, see Part I – Item 1 – Note 9 to the Company’s unaudited condensed consolidated financial statements.

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

For the six months ended June 30, 2024, cash of $5,286,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the six months ended June 30, 2023, cash of $1,525,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of June 30, 2024, decreased from December 31, 2023, principally relating to the payment of outstanding accrued expenses in April 2024, with funds received from the Equity Offering.  For additional information, see Part I – Item 1 – Note 9 to the Company’s unaudited condensed consolidated financial statements.

Loan(s) payable – related party was $- as of June 30, 2024, compared to $3,198,000 as of December 31, 2023, relating to loans made to the Company from Mr. R.A. Bianco, for working capital. In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into additional agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital. In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding plus accrued interest. For additional information, see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

There are no other material commitments for capital expenditures as of June 30, 2024.  Inflation has had no material impact on the business and operations of the Company.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Results of Operations for the Three Months and Six Months Ended June 30, 2024 vs. the Three Months and Six Months Ended June 30, 2023

The Company recorded a net loss of $1,935,000 or $0.02 per share and $3,774,000 or $0.06 per share in the three months and six months ended June 30, 2024, respectively, compared to a net loss of $1,269,000 or $0.03 per share and $2,489,000 or $0.06 per share in the respective 2023 periods.

Compensation and benefits were $352,000 and $711,000 in the three months and six months ended June 30, 2024, respectively, compared to $347,000 and $732,000 in the respective 2023 periods.  The decrease in the six month period ended June 30, 2024, versus the respective 2023 period, is due to a decrease in compensation related expenses recorded in the 2024 six month period.

Professional and outside services increased to $1,570,000 and $2,881,000 in the three months and six months ended June 30, 2024, respectively, compared to $813,000 and $1,541,000 in the respective 2023 periods.  The increase in the 2024 periods as compared to the 2023 periods is principally the result of a higher level of legal and professional fees incurred in 2024 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $6,000 and $10,000 for the three months and six months ended June 30, 2024, respectively, compared to $2,000 and $10,000 in the respective 2023 periods.  The increase in the 2024 three months period versus the respective 2023 period is principally due to timing of payments in the three months and six months ended June 30, 2024, compared to the respective June 30, 2023, periods.

Insurance expenses were $12,000 and $44,000 in the three months and six months ended June 30, 2024, respectively, compared to $57,000 and $115,000 in the respective 2023 periods.  The decrease is generally due to a decrease in certain policy coverages in the three months and six months ended June 30, 2024, compared to the respective 2023 periods.

Other operating expenses were $65,000 and $84,000 in the three and six months ended June 30, 2024, respectively, compared with $28,000 and $41,000 in the respective 2023 periods.  The increase in the June 30, 2024, three and six months ended compared to the June 30, 2023, three and six months ended is due to a generally higher level of related expenses in the respective 2024 periods.

Interest income in the three months and six months ended June 30, 2024, was $19,000 and $19,000, respectively, compared with $- and $1,000 in the respective 2023 periods.  The increased interest income in the June 30, 2024, three and six month periods is due to a higher level of cash and cash equivalents in the 2024 periods versus the respective 2023 periods based on funds received from the Equity Offering in April 2024.  For additional information, see Part I – Item 1 – Note 9 to the Company’s unaudited condensed consolidated financial statements.

Interest expense in the three months and six months ended June 30, 2024, was ($51,000) and $63,000, respectively, compared with $22,000 and $51,000 in the respective 2023 periods.  The negative interest expense for the 2024 three month period is attributable to the reversal of interest expense owed to a professional firm for outstanding invoices that did not have to be paid due to the Company fully paying the outstanding amounts due in April 2024.  Interest expense for the 2024 six month period is attributable to interest expense relating to the loan(s) payable – related party. Interest expense for the 2023 period is attributable to interest expense to a professional firm for outstanding and unpaid professional fees and interest expense relating to the loan(s) payable – related party.  For additional information see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2024.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES Not Applicable.

Item 4 .	MINE SAFETY DISCLOSURES Not Applicable.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Item 5.	OTHER INFORMATION

(a)          None.
(b)          None.
(c)          None.

Item 6.	EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation AmBase Corporation effective as of July 23, 2024.
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
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2024 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 9, 2024