Form 10-Q
period 2024-09-30
AmBase Corp
filed 2024-11-13
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

At October 31, 2024, there were 84,938,211 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation
Quarterly Report on Form 10-Q
September 30, 2024

PART I - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)
	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Compensation and benefits	$345	$323	$1,056	$1,055
Professional and outside services	1,100	858	3,981	2,399
Property operating and maintenance	8	7	18	17
Insurance	59	95	103	210
Other operating	11	18	95	59
Total operating expenses	1,523	1,301	5,253	3,740
Operating income (loss)	(1,523)	(1,301)	(5,253)	(3,740)

Interest income	7	1	26	2
Interest expense	17	99	80	150
Income (loss) before income taxes	(1,533)	(1,399)	(5,307)	(3,888)

Income tax expense (benefit)	-	-	-	-
Net income (loss)	$(1,533)	$(1,399)	$(5,307)	$(3,888)

Net income (loss) per common share - basic	$(0.02)	$(0.03)	$(0.08)	$(0.10)

Weighted average common shares outstanding - basic	84,938	40,738	70,205	40,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	September 30, 2024	December 31, 2023
Cash and cash equivalents	$515	$78

Other assets	-	-
Total assets	$515	$78

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$327	$3,225
Loan(s) payable – related party – BARC Investments LLC	2,000	-
Loan(s) payable – related party – R.A. Bianco	1,000	3,198

Total liabilities	3,327	6,423
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 200,000 authorized in 2024 and 85,000 authorized in 2023, 84,938 issued and 84,938 outstanding in 2024 and 46,410 issued and 40,738 outstanding in 2023)	849	464
Additional paid-in capital	551,591	548,304
Accumulated deficit	(555,252)	(549,945)
Treasury stock, at cost – 2024 – 0 shares; and 2023 - 5,672 shares	-	(5,168)
Total stockholders’ equity (deficit)	(2,812)	(6,345)

Total liabilities and stockholders’ equity (deficit)	$515	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2024	$464	$548,304	$(549,945)	$(5,168)	$(6,345)
Net income (loss)	-	-	(1,839)	-	(1,839)
March 31, 2024	464	548,304	(551,784)	(5,168)	(8,184)
Net income (loss)	-	-	(1,935)	-	(1,935)
Sale of common stock - Equity Offering	385	3,287	-	5,168	8,840
June 30, 2024	849	551,591	(553,719)	-	(1,279)
Net income (loss)	-	-	(1,533)	-	(1,533)
September 30, 2024	$849	$551,591	$(555,252)	$-	$(2,812)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2023	$464	$548,304	$(544,674)	$(5,168)	$(1,074)
Net income (loss)	-	-	(1,220)	-	(1,220)
March 31, 2023	464	548,304	(545,894)	(5,168)	(2,294)
Net income (loss)	-	-	(1,269)	-	(1,269)
June 30, 2023	464	548,304	(547,163)	(5,168)	(3,563)
Net income (loss)	-	-	(1,399)	-	(1,399)
September 30, 2023	$464	$548,304	$(548,562)	$(5,168)	$(4,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income (loss)	$(5,307)	$(3,888)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	61
Accounts payable and accrued liabilities	(2,898)	1,653
Net cash provided (used) by operating activities	(8,205)	(2,174)

Cash flows from financing activities:
Sale of common stock – equity offering	8,840	-
Proceeds from loan(s) payable – related party – BARC Investments LLC	2,000	-
Payoff of loan(s) payable – related party – R.A. Bianco	(3,548)	-
Proceeds from loan(s) payable – related party – R.A. Bianco	1,350	1,848
Net cash provided (used) by financing activities	8,642	1,848

Net change in cash and cash equivalents	437	(326)
Cash and cash equivalents at beginning of period	78	349

Cash and cash equivalents at end of period	$515	$23
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$148	$-

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
On April 1, 2024, the Company completed the issuance and sale, of all the shares of the Company’s common stock (the “Shares”) in the private placement offering (the “Equity Offering”) on the previously disclosed terms and conditions, including Shares purchased by an institutional investor not affiliated with the Company and Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling. The offer and sale of the shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 10 for additional information.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Company matching contributions	$9	$9	$89	$88
Employer match %	100%	100%	100%	100%

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

On July 12, 2024, Plaintiff served a motion for leave to appeal to the Court of Appeals the judgment, to the extent it was final, against Apollo Lenders, Spruce Capital Partners LLC, Joshua Crane, and Robert Schwartz.  Also on July 12, 2024, Plaintiff filed a notice of appeal to the First Department of the trial court’s order granting Apollo Lenders’ motion for an order of discontinuance of their crossclaims. On September 26, 2024, Plaintiff voluntarily withdrew its unperfected appeal to the First Department by filing a letter application to the court under 22 N.Y.C.R.R. § 1250.2(b)(1).
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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
111 West 57th Investment LLC, et al. v. Kasowitz Benson Torres LLP, et al., No. 151139/2024 (N.Y. Sup. Ct.). On June 27, 2024, 111 West 57th Investment LLC, derivatively on behalf of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, and 111 West 57th Manager Funding LLC, derivatively on behalf of 111 West 57th Manager LLC (collectively, “Plaintiffs”), filed a Complaint against Kasowitz Benson Torres LLP and Douglas B. Heitner (collectively, “Defendants”) in the Supreme Court of the State of New York, County of New York. Plaintiffs’ claims arise out of Defendants’ representation of 111 West 57th Partners LLC, 111 West 57th Mezz 1 LLC, and 111 West 57th Manager LLC in connection with the real estate development project of 111 West 57th Street (the “Project”) and related financing and other transactions, while simultaneously representing persons and entities with interests adverse to and in conflict with 111 West 57th Partners LLC’s, 111 West 57th Mezz 1 LLC’s, and 111 West 57th Manager LLC’s interests (and the interests of other members of these represented entities), including but not limited to: Michael Stern, Kevin Maloney, and various entities owned and/or controlled by them.  Specifically, in representing 111 West 57th Partners LLC, 111 West 57th Mezz 1 LLC, and 111 West 57th Manager LLC throughout the restructuring of the financing and the raising of capital for the Project, including, without limitation, the New York Uniform Commercial Code “strict foreclosure” in 2017 on the Project, Defendants acted to the detriment of these clients to benefit their other, longtime clients, resulting in 111 West 57th Partners LLC losing an extremely valuable asset in the strict foreclosure.  Plaintiffs assert claims for breach of fiduciary duty and legal malpractice.  Plaintiffs seek to recover money damages, improperly paid legal fees, costs, attorneys’ fees, and such other relief as is just and proper (together with interest thereon).  On July 2, 2024, Plaintiff voluntarily discontinued their claims, without prejudice and without costs, as against Defendant Douglas B. Heitner.  On August 16, 2024, Defendant Kasowitz Benson Torres LLP filed a motion to dismiss the Complaint.  On August 30, 2024, the parties filed a Stipulation of Discontinuance Without Prejudice, whereby (1) Plaintiffs agreed to discontinue the action without prejudice and without costs to the parties, (2) the parties agreed that all statutes of limitations, laches, or other time-related doctrines were tolled, and (3) the parties agreed that Plaintiffs could recommence the action at any time and without prejudice by refiling a new summons and complaint.  On September 3, 2024, in light of the stipulation of discontinuance, the court denied the motion to dismiss as moot.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

AmBase Corp. et al. v. 111 West 57th Sponsor LLC et al., No. 651782/2024 (N.Y. Sup. Ct.). On April 4, 2024, AmBase Corporation, 111 West 57th Manager Funding LLC, and 111 West 57th Investment LLC, on behalf of itself and derivatively on behalf of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC (collectively, “Plaintiffs”), filed a Summons with Notice against 111 West 57th Sponsor LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Kevin Maloney, Michael Stern, JDS Construction Group LLC, JDS Development LLC, PMG Construction Group LLC, Property Markets Group, Inc., 111 Construction Manager LLC, Manager Member 111W57 LLC, and John and Jane Does 1–10 (collectively, “Defendants”) in the Supreme Court of the State of New York, County of New York. Plaintiffs’ claims arise out of alleged fraudulent transfers by, between, and/or to Defendants before and during the pendency of the underlying litigation AmBase Corp. et al. v. 111 West 57th Sponsor LLC et al., Index No. 652301/2016.  Specifically, despite knowing of contractual agreements, obligations, and/or claims between Plaintiffs and the Defendants, following the commencement of the suit by Plaintiffs, Defendants allegedly continued to make transfers and/or incur obligations in violation of the law, for no consideration or equivalent value, which rendered the transferor(s) insolvent (or when they were already insolvent), and rendering the transferor(s) unable to meet debts as they become due, unable to pay actual or future creditors, unable to meet business/transaction obligations as they arise, and/or with the actual intent to hinder, delay, and/or defraud Plaintiffs and other creditors.  The Summons with Notice further states that, upon information and belief, the scheme included the transfer to one or more insider(s) and or their affiliates, principals, and/or agents.  The scheme was allegedly concealed from Plaintiffs, who were not given the opportunity to consent or to dissent.  Plaintiffs allege that they have suffered damages and demand relief of no less than $100 million plus Plaintiffs’ own attorneys’ fees and costs, as well as restitution, constructive trust, the voiding of the fraudulent conveyances, statutory remedies, and such other and further relief as the Court deems proper.  On August 16, 2024, Defendants filed a Demand for Complaint, requesting that Plaintiffs serve the Complaint in the action upon Defendants.  On September 13, 2024, the parties filed a Stipulation of Discontinuance Without Prejudice, whereby (1) Plaintiffs agreed to discontinue the action without prejudice and without costs to the parties, (2) the parties agreed that all statutes of limitations, laches, or other statutory time-related periods or doctrines were tolled, and (3) the parties agreed that Plaintiffs could recommence the action at any time and without prejudice by filing a summons and complaint, which could be served on Defendants and Nominal Defendants by email.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

Note 8 – Loan(s) Payable – Related Party – BARC Investments LLC

The Company and BARC Investments, LLC, (“BARC”) an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, entered into an agreement(s) for BARC to provide senior loan(s) to the Company for working capital. The loan(s) are due on the earlier of the date the Company receives funds from any source, (excluding funds received by the Company by any litigation funding entity to fund any of the 111 West 57th legal proceedings), sufficient to pay all amounts due under the loan(s), including all accrued interest thereon, including without limitation, from a settlement of the 111 West 57th legal proceedings or (b) the date(s) indicated herein.

The Company and BARC further agreed that amounts due pursuant to the loan(s) plus interest can be converted by BARC, at its option, into a litigation funding agreement pari-pasu with any litigation funding agreement entered into by the Company with a litigation funding entity.

Information regarding the loan(s) payable – related party - BARC, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	September 30, 2024
August 2024	6.50%	August 31, 2027	$2,000
			$2,000

Information regarding accrued interest expense on the loan(s) payable – related party - BARC is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Accrued interest expense	$15	$-

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 9 – Loan(s) Payable – Related Party – R.A. Bianco

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

Information regarding the loan(s) payable - related party, entered into January 2023 through December 2023, which were repaid in April 2024 is as follows: ($ in thousands)

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

In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding of $3,548,000 noted above, plus accrued interest. For additional information, see Note 10.

In September 2024, the Company and Mr. R.A. Bianco made an additional loan to the Company, for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

Information regarding the loan(s) payable - related party – R.A. Bianco, entered into September 2024 forward, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	September 30, 2024
September 2024	6.50%	September 30, 2027	$1,000
			$1,000

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Accrued interest expense	$1	$85

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Note 10 - Stockholders’ Equity

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

At the Company’s June 2, 2024, Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock. A copy of the Company’s Amended and Restated Certificate of Incorporation was filed and recorded with the Secretary of State of the State of Delaware effective as of July 23, 2024.

Authorized common stock consists of the following:

(shares in thousands)	September 30, 2024	December 31, 2023
Par value	$0.01	$0.01
Authorized shares	200,000	85,000
Issued shares	84,938	46,410
Outstanding shares	84,938	40,738

Note 11 – Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2024, through the filing of these interim financial statements.  Other than as discussed herein, the Company has no events, subsequent to September 30, 2024, and through the date these unaudited condensed consolidated financial statements were issued.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At September 30, 2024, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s assets at September 30, 2024, aggregated $515,000 consisting of cash and cash equivalents of $515,000.  At September 30, 2024, the Company’s liabilities aggregated $3,327,000.  Total stockholders’ deficit was $2,812,000.

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

On April 1, 2024, the Company completed the issuance and sale of all Shares in the Equity Offering on the previously disclosed terms and conditions. The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.  Total proceeds received from the Equity Offering were $8,840,000.  For additional information, see Part I – Item 1 – Note 10 to the Company’s unaudited condensed consolidated financial statements.

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

For the nine months ended September 30, 2024, cash of $8,205,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the nine months ended September 30, 2023, cash of $2,174,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of September 30, 2024, decreased from December 31, 2023, principally relating to the payment of outstanding accrued expenses in April 2024, with funds received from the Equity Offering.  For additional information, see Part I – Item 1 – Note 10 to the Company’s unaudited condensed consolidated financial statements.

Loan(s) payable – related party – BARC Investments LLC was $2,000,000 as of September 30, 2024, compared to $0 as of December 31, 2023, relating to loans made to the Company from BARC Investments, LLC, (“BARC”) an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, for working capital. For additional information, see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

Loan(s) payable – related party –  R.A. Bianco was $1,000,000 as of September 30, 2024, compared to $3,198,000 as of December 31, 2023, relating to loans made to the Company from Mr. R.A. Bianco, for working capital.  In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into additional agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital. In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding at that time aggregating $3,548,000 plus accrued interest. In September 2024, Mr. R.A. Bianco made an additional loan to the Company aggregating $1,000,000, for use as working capital.  For additional information, see Part I – Item 1 – Note 9 to the Company’s unaudited condensed consolidated financial statements.

There are no other material commitments for capital expenditures as of September 30, 2024.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine months Ended September 30, 2024 vs. the Three Months and Nine months Ended September 30, 2023

The Company recorded a net loss of $1,533,000 or $0.02 per share and $5,307,000 or $0.08 per share in the three months and nine months ended September 30, 2024, respectively, compared to a net loss of $1,399,000 or $0.03 per share and $3,888,000 or $0.10 per share in the respective 2023 periods.

Compensation and benefits were $345,000 and $1,056,000 in the three months and nine months ended September 30, 2024, respectively, compared to $323,000 and $1,055,000 in the respective 2023 periods.  The increase in the nine month period ended September 30, 2024, versus the respective 2023 period, is due to an increase in compensation related expenses recorded in the 2024 three month period ended September 30, 2024.

Professional and outside services increased to $1,100,000 and $3,981,000 in the three months and nine months ended September 30, 2024, respectively, compared to $858,000 and $2,399,000 in the respective 2023 periods.  The increase in the 2024 periods as compared to the 2023 periods is principally the result of a higher level of legal and professional fees incurred in 2024 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $8,000 and $18,000 for the three months and nine months ended September 30, 2024, respectively, compared to $7,000 and $17,000 in the respective 2023 periods.  The slight increase in the 2024 three and nine month periods versus the respective 2023 periods is principally due to timing of payments in the three months and nine months ended September 30, 2024, compared to the respective September 30, 2023, periods.

Insurance expenses were $59,000 and $103,000 in the three months and nine months ended September 30, 2024, respectively, compared to $95,000 and $210,000 in the respective 2023 periods.  The decrease is generally due to a decrease in certain policy coverages in the three months and nine months ended September 30, 2024, compared to the respective 2023 periods.

Other operating expenses were $11,000 and $95,000 in the three and nine months ended September 30, 2024, respectively, compared with $18,000 and $59,000 in the respective 2023 periods.  The increase in the September 30, 2024, nine months ended compared to the September 30, 2023, nine months ended is due to a generally higher level of related expenses in the respective 2024 period.

Interest income in the three months and nine months ended September 30, 2024, was $7,000 and $26,000, respectively, compared with $1,000 and $2,000 in the respective 2023 periods.  The increased interest income in the September 30, 2024, three and nine month periods is due to a higher level of cash and cash equivalents in the 2024 periods versus the respective 2023 periods based on funds received from the Equity Offering in April 2024 and Company borrowings.  For additional information, see Part I – Item 1 – Note 8, Note 9, and Note 10 to the Company’s unaudited condensed consolidated financial statements.

Interest expense in the three months and nine months ended September 30, 2024, was $17,000 and $80,000, respectively, compared with $99,000 and $150,000 in the respective 2023 periods.  The interest expense for the 2024 three month period is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – R.A. Bianco.  Interest expense for the 2024 nine month period is principally attributable to interest expense relating to the loan(s) payable – related party – R.A. Bianco, net of $51,000 of negative interest expense for the 2024 nine month period attributable to the reversal of interest expense owed to a professional firm for outstanding invoices that did not have to be paid due to the Company fully paying the outstanding amounts due in April 2024.  Interest expense for the 2023 period is attributable to interest expense to a professional firm for outstanding and unpaid professional fees and interest expense relating to the loan(s) payable – related party – R.A. Bianco.  For additional information see Part I – Item 1 – Note 8 and Note 9 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2024.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

3.1
Amended and Restated Certificate of Incorporation AmBase Corporation effective as of July 23, 2024, (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 9, 2024, and incorporated herein by reference).

10.1
Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 26, 2024, and incorporated herein by reference).

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
10.6
Senior Promissory Note for $2,000,000, between BARC Investments LLC, an affiliate of the Company and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 21, 2024, and incorporated herein by reference).

10.7
Senior Promissory Note for $1,000,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 24, 2024, and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2024 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 13, 2024