Form 10-K
period 2024-12-31
AmBase Corp
filed 2025-03-24
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Yes   ☐   No  ☒

At February 28, 2025, there were 84,938,211 shares of registrant’s Common Stock outstanding.  At June 28, 2024, the aggregate market value of registrants’ voting securities (consisting of its Common Stock) held by non-affiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.26 per share was approximately $6 million.  The Common Stock constitutes the registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, page 42.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2024

PART I

ITEM 1.	BUSINESS

General

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2024, the Company’s assets consisted primarily of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

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

The executive office of the Company is located at 7857 West Sample Road, Suite 134, Coral Springs, Florida 33065.  The Company had four (4) full-time and two (2) part-time employees at December 31, 2024.

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

On April 1, 2024, the Company completed the issuance and sale, of 44,200,460 shares of the Company’s common stock (the “Shares”) in the private placement offering (the “Equity Offering”) on the previously disclosed terms and conditions in the Company’s Forms 8-K filed with the SEC on February 28, 2024 and April 1, 2024, including 1,250,000 Shares purchased by an institutional investor not affiliated with the Company and 42,950,460 Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling. The offer and sale of the shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended. See Part II – Item 8 – Note 5 to the Company’s consolidated financial statements, for additional information

The Company will continue to consider and explore other litigation funding agreements with third party litigation funders that it could enter into for portions of the litigation costs for up to $5 million of funding, at market terms to be agreed upon at such times. In general, litigation funding agreements are structured so that the litigation funder would receive back their initial funding amount first (i.e. before any recovery is received by the Company), plus an additional multiple ranging from 1.0 times to 3.5 times the amount funded (depending on various factors), plus depending on the funder, additional fees, expenses, interest and potentially an additional percentage of the total recovery received. There can be no assurance that the Company would be able to secure any such additional litigation funding on acceptable terms or at all.

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

We expect our operating expenses in 2025 will remain generally close to our most recent levels, although there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary, including increased costs related to the Company’s legal proceeding depending on a variety of factors including the status of legal proceedings, appeals, discovery expert fees, and other litigation related expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity.  Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable.

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

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our 111 West 57th Property, operations, and business. To the extent climate change causes changes in weather patterns or severity, our markets could experience increase in storm intensity (including floods, tornadoes, hurricanes, or snow and ice storms), rising sea-levels, and changes in precipitation, temperature, air quality, and quality and availability of water. Over time, these conditions could result in physical damage to, or declining demand for, our properties or our inability to operate the buildings efficiently or at all. Climate change may also indirectly affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of required resources, including energy, other fuel sources, water, and waste and snow removal services, and increasing the risk and severity of flood and earthquakes at our properties. Should the impact of climate change be severe or occur for lengthy periods of time, our financial condition or results of operations could be adversely impacted. In addition, compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditure by us. For example, various federal, state, and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our existing properties, increase the costs of maintaining or improving our existing properties or developing new properties, or increase taxes and fees assessed on us or our properties. Expenditures required for compliance with such codes may affect our cash flow and results of operations.

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

(a)
The Common Stock of the Company is quoted in the over-the-counter market under the symbol ABCP. Such prices reflect interdealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

         As of March 14, 2025, there were approximately 5,200 beneficial owners of the Company’s Common Stock.

(b)	Not applicable.

(c) The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during 2024 or 2023. Due to the Company’s current financial condition and ongoing litigation proceedings, the Company does not anticipate that it will make any stock purchases pursuant to the Repurchase Plan in the next twelve months. For additional information see Part II - Item 8 - Note 5 to the Company’s consolidated financial statements.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2024, the Company’s assets consisted of cash and cash equivalents.  The Company is engaged in the management of its assets and liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s assets at December 31, 2024, aggregated $314,000, consisting of cash and cash equivalents.  At December 31, 2024, the Company’s liabilities aggregated $4,439,000.  Total stockholders’ deficit was $4,125,000.

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

On February 28, 2024, the Company commenced a private placement offering (the “Equity Offering”) of 44,200,460 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”) for $0.20 per share of Common Stock.

On April 1, 2024, the Company completed the issuance and sale of 44,200,460 Shares in the Equity Offering on the previously disclosed terms and conditions. The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.  Total proceeds received from the Equity Offering were $8,840,000.  For additional information, see Part II – Item 8 – Note 5 to the Company’s consolidated financial statements.

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

The Company’s Chairman, President and Chief Executive Officer, Mr. Richard A. Bianco (“R.A. Bianco”) has indicated that, if and when needed, he may provide a working capital loans to the Company on an as needed basis, subject to customary and market terms and conditions to be agreed upon at such time. There can be no assurance that the Company will be able to raise capital or obtain financing on terms acceptable to the Company, if at all. For additional information, see Part II – Item 8 – Note 11 to the Company’s consolidated financial statements.

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

For the year ended December 31, 2024, cash of $8,906,000 was used by operations for the payment of operating expenses and prior year accruals.

For the year ended December 31, 2023, cash of $3,469,000 was used by operations for the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of December 31, 2024, decreased as compared to December 31, 2023, principally relating to the payment of outstanding accrued expenses in April 2024, with funds received from the Equity Offering as well as other borrowings from related parties during 2024. For additional information, see Part II – Item 8 – Note 5, Note 10 and Note 11  to the Company’s consolidated financial statements. The amounts in the respective years are principally related to accruals for legal expenses in connection with the 111 West 57th Property legal proceedings.

Loan(s) payable – related party – BARC Investments LLC was $2,000,000 as of December 31, 2024, compared to $0 as of December 31, 2023, relating to loans made to the Company from BARC Investments, LLC, (“BARC”) an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, for working capital.  For additional information, see Part II – Item 8 – Note 10 to the Company’s consolidated financial statements.

Loan(s) payable – related party – R.A. Bianco was $1,500,000 as of December 31, 2024, compared to $3,198,000 as of December 31, 2023, relating to loans made to the Company from Mr. R.A. Bianco, for working capital.  In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into additional agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital. In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding at that time aggregating $3,548,000 plus accrued interest.  As of December 31, 2024, Mr. R.A. Bianco made additional loans to the Company in the amounts aggregating $1,500,000, for use as working capital. In March 2025, Mr. R.A. Bianco made an additional loan to the Company aggregating $100,000. For additional information, see Part II – Item 8 – Note 11 to the Company’s consolidated financial statements.

There are no material commitments for capital expenditures as of December 31, 2024.  Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded a net loss of $6,620,000 or $0.09 per share for the year ended December 31, 2024.  For the year ended December 31, 2023, the Company recorded a net loss of $5,271,000 or $0.13 per share.

Compensation and benefits decreased to $1,367,000 in 2024 from $1,378,000 in 2023.  The decrease in 2024 as compared to 2023 is primarily due to a decrease in compensation related expenses in 2024 versus 2023.

Professional and outside services expenses increased to $4,898,000 in 2024 from $3,298,000 in 2023.  The increase in 2024 as compared to 2023 is principally the result of a higher level of legal and professional fees incurred in 2024 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information regarding the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

Property operating and maintenance expenses were $18,000 in 2024 and $17,000 in 2023.

Insurance expenses decreased to $120,000 in 2024, compared with $259,000 in 2023.  The decrease is primarily due to a decrease in certain policy coverages in 2024 versus 2023.

Other operating expenses increased to $114,000 in 2024 compared with $79,000 in 2023 due to a general higher level of expenses in 2024 versus 2023.

Interest income in 2024 increased to $29,000 compared to $2,000 in 2023. The increased interest income in 2024 is due to a higher level of cash and cash equivalents in 2024 versus the respective 2023 based on funds received from the Equity Offering in April 2024 and Company borrowings. For additional information, see Part I – Item 1 – Note 5, Note 10 and Note 11 to the Company’s consolidated financial statements.

Interest expense was $131,000 and $241,000 in 2024 and 2023, respectively. The interest expense for the 2024 period is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – R.A. Bianco, net of $51,000 of negative interest expense in 2024 attributable to the reversal of interest expense owed to a professional firm for outstanding invoices that did not have to be paid due to the Company fully paying the outstanding amounts due in April 2024.  Interest expense for the 2023 period is attributable to interest expense to a professional firm for outstanding and unpaid professional fees and interest expense relating to the loan(s) payable – related party – R.A. Bianco.  For additional information see Part II – Item 8 – Note 10 and Note 11 to the Company’s consolidated financial statements.

For the year ended December 31, 2024, the Company recorded an income tax expense of $1,000 attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

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

Deferred Tax Assets: As of December 31, 2024, and 2023, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods.  A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 7 to the Company’s consolidated financial statements.

Cautionary Statement for Forward-Looking Information

This Annual Report together with other statements and information publicly disseminated by the Company may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or make oral statements that constitute forward-looking statements. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted or quantified. The forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, anticipated market performance, anticipated litigation results or the timing of pending litigation, and similar matters. When used in this Annual Report, the words “estimates,” “expects,” “anticipates,” “believes,” “plans,” “intends” and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  These risks and uncertainties, many of which are beyond the Company’s control, include, but are not limited to those set forth in “Item 1A, Risk Factors” and elsewhere in this Annual Report and in the Company’s other public filings with the Securities and Exchange Commission including, but not limited to: (i) risks with regard to the ability of the Company to continue as a going concern; (ii) assumptions regarding the outcome of legal and/or tax matters, based in whole or in part upon consultation with outside advisors; (iii) risks arising from unfavorable decisions in tax, legal and/or other proceedings; (iv) transaction volume in the securities markets; (v) the volatility of the securities markets; (vi) fluctuations in interest rates; (vii) risks inherent in the real estate business, including, but not limited to, insurance risks, tenant defaults, risks associated with real estate development activities, changes in occupancy rates or real estate values; (viii) changes in regulatory requirements which could affect the cost of doing business; (ix) general economic conditions; (x) risks with regard to whether or not the Company’s current financial resources will be adequate to fund operations over the next twelve months from financial statement issuance date and/or continue operations; (xi) the availability of litigation funding on favorable terms or at all; (xii) changes in the rate of inflation and the related impact on the securities markets; and (xiii) changes in federal and state tax laws. Additionally, there is risk relating to assumptions regarding the outcome of tax matters, based in whole or in part upon consultation with outside advisors; risk relating to potential unfavorable decisions in tax proceedings; risks regarding changes in, and/or interpretations of federal and state income tax laws; and risk of IRS and/or state tax authority assessment of additional tax plus interest. These are not the only risks that we face. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)

To the Stockholders and Board of Directors of
AmBase Corporation and Subsidiaries
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Hartford, Connecticut
March 24, 2025

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Operating expenses:
Compensation and benefits	$1,367	$1,378
Professional and outside services	4,898	3,298
Property operating and maintenance	18	17
Insurance	120	259
Other operating	114	79
Total operating expenses	6,517	5,031
Operating income (loss)	(6,517)	(5,031)

Interest income	29	2
Interest expense	(131)	(241)
Income (loss) before income taxes	(6,619)	(5,270)

Income tax expense (benefit)	1	1
Net income (loss)	$(6,620)	$(5,271)

Net income (loss) per common share - basic	$(0.09)	$(0.13)

Weighted average common shares outstanding - basic	73,888	40,738

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2024	December 31, 2023
Cash and cash equivalents	$314	$78

Other assets	-	-
Total assets	$314	$78

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$939	$3,225
Loan(s) payable – related party – BARC Investments LLC	2,000	-
Loan(s) payable – related party – R. A. Bianco	1,500	3,198

Total liabilities	4,439	6,423
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 200,000 authorized in 2024 and 85,000 authorized in 2023, 84,938 issued and 84,938 outstanding in 2024 and 46,410 issued and 40,738 outstanding in 2023)	849	464
Additional paid-in capital	551,591	548,304
Accumulated deficit	(556,565)	(549,945)
Treasury stock, at cost – 2024 - 0 shares; and 2023 - 5,672 shares	-	(5,168)
Total stockholders’ equity (deficit)	(4,125)	(6,345)

Total liabilities and stockholders’ equity (deficit)	$314	$78

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2024 and 2023

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2023	$464	$548,304	$(544,674)	$(5,168)	$(1,074)
Net income (loss)	-	-	(5,271)	-	(5,271)
December 31, 2023	464	548,304	(549,945)	(5,168)	(6,345)

Net income (loss)	-	-	(6,620)	-	(6,620)
Sale of common stock Equity Offering	385	3,287	-	5,168	8,840
December 31, 2024	$849	$551,591	$(556,565)	$-	$(4,125)

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023

Cash flows from operating activities:
Net income (loss)	$(6,620)	$(5,271)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	61
Accounts payable and accrued liabilities	(2,286)	1,741
Net cash provided (used) by operating activities	(8,906)	(3,469)

Cash flows from financing activities:
Sale of common stock – equity offering	8,840	-
Proceeds from loan(s) payable – related party – BARC Investments LLC	2,000	-
Payoff of loan payable – related party – R. A. Bianco	(3,548)	-
Proceeds from loan(s) payable – related party – R. A. Bianco	1,850	3,198
Net cash provided (used) by financing activities	9,142	3,198

Net change in cash and cash equivalents	236	(271)
Cash and cash equivalents at beginning of year	78	349

Cash and cash equivalents at end of year	$314	$78
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$148	$155

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Going Concern

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At December 31, 2024, the Company’s assets consisted of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

On April 1, 2024, the Company completed the issuance and sale, of the shares of the Company’s common stock (the “Shares”) in the private placement offering (the “Equity Offering”) on the previously disclosed terms and conditions, including Shares purchased by an institutional investor not affiliated with the Company and Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling. The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 5 for additional information.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 2 - Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company operates as a single operating segment.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit (referred to as the “significant expense principle”). We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. See Note 12 – Segment Reporting for further information.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Company matching contributions	$93	$92
Employer match %	100%	100%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5 - Stockholders’ Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2024	December 31, 2023
Par value	$0.01	$0.01
Authorized shares	200,000	85,000
Issued shares	84,938	46,410
Outstanding shares	84,938	40,738

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2024	December 31, 2023
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

At the Company’s June 4, 2024, Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock as noted above.

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Common stock outstanding at beginning of period	40,738	40,738
Common stock repurchased for treasury	-	-
Issuance of common stock	38,528	-
Sale of treasury stock	5,672	-
Common stock outstanding at end of period	84,938	40,738

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Treasury stock held at beginning of period	5,672	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	(5,672)	-
Treasury stock held at end of period	-	5,672

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As disclosed in the Company’s periodic financial reports, as previously filed with the Securities and Exchange Commission (“SEC”), on February 28, 2024, the Company commenced a private placement offering (the “Equity Offering”) of shares of the Company’s common stock (the “Shares”).

On April 1, 2024, the Company completed the issuance and sale of the Shares in the Equity Offering in accordance with the terms and conditions thereof, including Shares purchased by an institutional investor not affiliated with the Company and Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling.  The Shares sold consisted of authorized unissued shares and treasury shares held. The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.  The Equity Offering is more fully described in the Equity Offering documents and disclosed in the Company’s reports as previously filed with the SEC.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2024
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2024
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Note 6 – Commitments and Contingencies

Rent expense was as follows:

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Rent expense	$12	$12
Approximate square feet of leased office space	350	350

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 7 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Federal - current	$-	$-
State - current	1	1
Total current	1	1

Federal - deferred	(1,389)	(1,105)
State - deferred	(202)	(158)
Change in valuation allowance	1,591	1,263
Total deferred	-	-
Income tax expense (benefit)	$1	$1

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes are as follows:

(in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023

Income (loss) before income taxes	$(6,619)	$(5,270)
Tax expense (benefit):
Tax at statutory federal rate	$(1,391)	$(1,107)
State income taxes	(202)	(157)
Permanent items, tax credits and other adjustments	3	2
Change in valuation allowance	1,591	1,263
Income tax expense (benefit)	$1	$1

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Tax at statutory federal rate	21.0%	21.0%
State income taxes	3.0	3.0
Permanent items, tax credits and other adjustments	-	-
Change in valuation allowance	(24.0)	(24.0)
Effective income tax rate	0.0%	0.0%

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the year ended December 31, 2024, the Company recorded an income tax expense of $1,000 attributable to a provision for a tax on capital imposed by the state jurisdictions.

For the year ended December 31, 2023, the Company recorded an income tax expense of $1,000, attributable to a provision for a tax on capital imposed by the state jurisdictions.

The utilization of net operating loss (“NOL”) carryforwards are subject to limitations under U.S. federal income tax and various state tax laws. Based on the Company’s federal tax returns as filed, the Company estimates it has approximately $140 million of federal NOL carryforwards available to reduce future federal taxable income which if not utilized will begin to expire in 2026 and continue to expire at various dates thereafter. Additionally, based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has approximately $242 million of state NOL carryforwards to reduce future state taxable income which if not utilized will begin to expire in 2030 and continue to expire at various dates thereafter.

The Company has not been notified of any potential tax audits by any federal, state, or local tax authorities. As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2021.  Interest and/or penalties related to uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit).  The accompanying financial statements do not include any amounts for interest and/or penalties.

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

The Company’s deferred tax asset, arising primarily from NOL carryforwards, is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax asset	$43,375	$41,784
Valuation allowance	(43,375)	(41,784)
Net deferred tax asset recognized	$-	$-

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

On December 13, 2024, Plaintiffs filed the Note of Issue, certifying that discovery is complete (other than specific outstanding disputes before the Court) and that the case is ready for trial. On February 11, 2025, Plaintiffs and Sponsor Defendants served their respective motions for partial summary judgment and on February 21, 2025, filed the motions with the Court. The motions are not yet fully briefed and remain pending.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On February 20, 2025, Sponsor Defendants filed a motion for sanctions against Plaintiffs seeking monetary sanctions, negative inferences, the preclusion of Plaintiffs being able to use certain deposition testimony, and fees and costs. The motion is not yet fully briefed and remains pending.

For additional information with regard to the Company’s investment in the 111 West 57th Property, including the foreclosure, see Note 3.

AmBase Corp., et al. v. Spruce Capital Partners, et al. In July 2017, the Company initiated a second litigation in the NY Court, Index No. 655031/2017, (the “Lender Action”). The defendants in the Lender Action were 111 W57 Mezz Investor, LLC (“Spruce”), Spruce Capital Partners LLC, 111 West 57th Sponsor LLC, Michael Z. Stern, and Kevin P. Maloney and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. The Company has since voluntarily discontinued its claims against Sponsor, Stern, and Maloney, without prejudice to reinstating them in the Lender Action or any other action.

Spruce had given notice to the junior mezzanine borrower that it proposed to accept the pledged collateral (including the joint venture members’ collective interest in the property) in full satisfaction of the joint venture’s indebtedness under the Junior Mezzanine Loan (i.e., a “Strict Foreclosure”). After the Sponsor refused to object to Spruce’s proposal on behalf of the junior mezzanine borrower, and Spruce refused to commit to honor Investment LLC’s objection on its own behalf, the Company initiated the Lender Action to obtain injunctive relief halting the Strict Foreclosure.  For additional information on the events leading to this litigation see Note 3.

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

On January 3, 2023, the Apollo Lenders filed a notice of appeal to the Appellate Division seeking review of the December 15, 2022 Order. On January 18, 2023, Plaintiff filed notices of appeal and cross-appeal appealing the December 15, 2022, Order with regard to all Defendants. On August 9, 2023, pursuant to mutual agreement with Plaintiff and the AIG Defendants, Plaintiff filed a stipulation to withdraw its appeal against the AIG Defendants.  Following briefing and oral argument, the Appellate Division First Department issued its decision on October 5, 2023.  The First Department modified the NY Court’s decision to dismiss Plaintiff’s claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure, and otherwise affirmed the NY Court’s decision.  On November 3, 2023, Plaintiff filed motions for leave to appeal the First Department’s decision to the Court of Appeals in both the First Department and the Court of Appeals. On December 19, 2023, the First Department denied Plaintiff’s motion for leave to appeal to the Court of Appeals, which concerned Plaintiff’s claim against the Apollo Lenders for breach of the Pledge Agreement in connection with the strict foreclosure and Plaintiff’s claims against the Spruce Defendants and Apollo Lenders for tortious interference with contract.  On April 23, 2024, the Court of Appeals denied Plaintiff’s motion for leave to appeal to the Court of Appeals, which concerned Plaintiff’s claims against Apollo Commercial Real Estate Finance, Inc. and Apollo Global Management, Inc. for tortious interference with contract.

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

On July 12, 2024, Plaintiff served a motion for leave to appeal to the Court of Appeals the judgment, to the extent it was final, against Apollo Lenders, Spruce Capital Partners LLC, Joshua Crane, and Robert Schwartz.  Also on July 12, 2024, Plaintiff filed a notice of appeal to the First Department of the trial court’s order granting Apollo Lenders’ motion for an order of discontinuance of their crossclaims. On September 26, 2024, Plaintiff voluntarily withdrew its unperfected appeal to the First Department by filing a letter application to the court under 22 N.Y.C.R.R. § 1250.2(b)(1).  On February 18, 2025, the Court of Appeals granted Plaintiff’s motion for leave to appeal to the Court of Appeals.  On February 28, 2025, Plaintiff filed the Preliminary Appeal Statement with the Court of Appeals.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
On January 30, 2023, Defendant 111 W57 Mezz Investor LLC filed its answer to Plaintiff’s Second Amended Complaint.

On November 15, 2024, Plaintiff filed the Note of Issue, certifying that discovery is complete and that the case is ready for trial. On February 14, 2025, Plaintiff and 111 W57 Mezz Investor LLC served their respective motions for partial summary judgment (Plaintiff) and summary judgment (111 W57 Mezz Investor LLC) and on February 21, 2025, filed the motions with the Court.

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

111 West 57th Investment LLC, et al. v. Kasowitz Benson Torres LLP, et al., No. 151139/2024 (N.Y. Sup. Ct.). On June 27, 2024, 111 West 57th Investment LLC, derivatively on behalf of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, and 111 West 57th Manager Funding LLC, derivatively on behalf of 111 West 57th Manager LLC (collectively, “Plaintiffs”), filed a Complaint against Kasowitz Benson Torres LLP and Douglas B. Heitner (collectively, “Defendants”) in the Supreme Court of the State of New York, County of New York. Plaintiffs’ claims arise out of Defendants’ representation of 111 West 57th Partners LLC, 111 West 57th Mezz 1 LLC, and 111 West 57th Manager LLC in connection with the real estate development project of 111 West 57th Street (the “Project”) and related financing and other transactions, while simultaneously representing persons and entities with interests adverse to and in conflict with 111 West 57th Partners LLC’s, 111 West 57th Mezz 1 LLC’s, and 111 West 57th Manager LLC’s interests (and the interests of other members of these represented entities), including but not limited to: Michael Stern, Kevin Maloney, and various entities owned and/or controlled by them.  Specifically, in representing 111 West 57th Partners LLC, 111 West 57th Mezz 1 LLC, and 111 West 57th Manager LLC throughout the restructuring of the financing and the raising of capital for the Project, including, without limitation, the New York Uniform Commercial Code “strict foreclosure” in 2017 on the Project, Defendants acted to the detriment of these clients to benefit their other, longtime clients, resulting in 111 West 57th Partners LLC losing an extremely valuable asset in the strict foreclosure.  Plaintiffs asserted claims for breach of fiduciary duty and legal malpractice.  Plaintiffs sought to recover money damages, improperly paid legal fees, costs, attorneys’ fees, and such other relief as is just and proper (together with interest thereon).  On July 2, 2024, Plaintiff voluntarily discontinued their claims, without prejudice and without costs, as against Defendant Douglas B. Heitner.  On August 16, 2024, Defendant Kasowitz Benson Torres LLP filed a motion to dismiss the Complaint.  On August 30, 2024, the parties filed a Stipulation of Discontinuance Without Prejudice, whereby (1) Plaintiffs agreed to discontinue the action without prejudice and without costs to the parties, (2) the parties agreed that all statutes of limitations, laches, or other time-related doctrines were tolled, and (3) the parties agreed that Plaintiffs could recommence the action at any time and without prejudice by refiling a new summons and complaint.  On September 3, 2024, in light of the stipulation of discontinuance, the court denied the motion to dismiss as moot.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
AmBase Corp. et al. v. 111 West 57th Sponsor LLC et al., No. 651782/2024 (N.Y. Sup. Ct.). On April 4, 2024, AmBase Corporation, 111 West 57th Manager Funding LLC, and 111 West 57th Investment LLC, on behalf of itself and derivatively on behalf of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC (collectively, “Plaintiffs”), filed a Summons with Notice against 111 West 57th Sponsor LLC, 111 West 57th Control LLC, 111 West 57th Developer LLC, Kevin Maloney, Michael Stern, JDS Construction Group LLC, JDS Development LLC, PMG Construction Group LLC, Property Markets Group, Inc., 111 Construction Manager LLC, Manager Member 111W57 LLC, and John and Jane Does 1–10 (collectively, “Defendants”) in the Supreme Court of the State of New York, County of New York. Plaintiffs’ claims arise out of alleged fraudulent transfers by, between, and/or to Defendants before and during the pendency of the underlying litigation AmBase Corp. et al. v. 111 West 57th Sponsor LLC et al., Index No. 652301/2016.  Specifically, despite knowing of contractual agreements, obligations, and/or claims between Plaintiffs and the Defendants, following the commencement of the suit by Plaintiffs, Defendants allegedly continued to make transfers and/or incur obligations in violation of the law, for no consideration or equivalent value, which rendered the transferor(s) insolvent (or when they were already insolvent), and rendering the transferor(s) unable to meet debts as they become due, unable to pay actual or future creditors, unable to meet business/transaction obligations as they arise, and/or with the actual intent to hinder, delay, and/or defraud Plaintiffs and other creditors.  The Summons with Notice further stated that, upon information and belief, the scheme included the transfer to one or more insider(s) and or their affiliates, principals, and/or agents.  The scheme was allegedly concealed from Plaintiffs, who were not given the opportunity to consent or to dissent.  Plaintiffs alleged that they have suffered damages and demanded relief of no less than $100 million plus Plaintiffs’ own attorneys’ fees and costs, as well as restitution, constructive trust, the voiding of the fraudulent conveyances, statutory remedies, and such other and further relief as the Court deems proper.  On August 16, 2024, Defendants filed a Demand for Complaint, requesting that Plaintiffs serve the Complaint in the action upon Defendants.  On September 13, 2024, the parties filed a Stipulation of Discontinuance Without Prejudice, whereby (1) Plaintiffs agreed to discontinue the action without prejudice and without costs to the parties, (2) the parties agreed that all statutes of limitations, laches, or other statutory time-related periods or doctrines were tolled, and (3) the parties agreed that Plaintiffs could recommence the action at any time and without prejudice by filing a summons and complaint, which could be served on Defendants and Nominal Defendants by email.  For additional information with regard to the Company’s investment in the 111 West 57th Property, see Note 3.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 10 – Loan(s) Payable – Related Party – BARC Investments LLC

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

Information regarding the loan(s) payable - related party - BARC Investments LLC is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	December 31, 2024	December 31, 2023
August 2024	6.50%	August 31, 2027	$2,000	$-
			$2,000	$-

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Accrued interest expense	$48	$-

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 8.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 11 – Loan(s) Payable – Related Party – R.A. Bianco

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

Information regarding the loan(s) payable - related party - Mr. R.A. Bianco entered into January 2023 through December 2023, which were repaid in April 2024 is as follows: ($ in thousands)

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

In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding, plus accrued interest. For additional information, see Note 11.

In September 2024 and December 2024, Mr. R.A. Bianco made an additional loan(s) to the Company, for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

Information regarding the loan(s) payable - related party – R.A. Bianco, entered into September 2024 forward, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	December 31, 2024
September 2024	6.50%	September 30, 2027	$1,000
December 2024	6.50%	December 31, 2027	500
			$1,500

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Accrued interest expense	$20	$85

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 8.

In March 2025, the Company and Mr. R.A. Bianco entered into an additional agreement(s) pursuant to which Mr. R.A. Bianco made additional loan(s) to the Company of $100,000 for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 12 – Segment Reporting

The Company manages the Company’s business activities on a consolidated basis and operates as a single operating segment. The Company currently has no operations, does not generate operating revenues and the Company’s assets consist of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities. The Company is principally involved with disputes and litigation relating to its interest in the 111 West 57th Property, and is pursuing, and will continue to pursue, options to realize the Company’s investment value, and to protect its legal rights, and recovery of its asset value from various sources of recovery.

The accounting policies of the Company as a single segment are the same as those described in Note 1 – Summary of Significant Accounting Policies. Our CODM is our President and Chief Executive Officer, Richard A. Bianco. The CODM evaluates the Company’s financial needs and legal proceeding results based on the progress of the current legal proceedings in consultation with the Company’s legal counsel to determine how to allocate resources of the Company as a whole, including continuing to pursue recovery in the Company’s legal proceedings. The Company does not have any revenue and the CODM does not review assets in evaluating the results of the business segment; therefore, such information is not presented. The following table provides the operating financial results for the Company, which are the same for the Company on a consolidated basis:

(in thousands)

	Years Ended December 31,
	2024	2023
Operating expenses:
Compensation and benefits	$1,367	$1,378
Professional and outside services	4,898	3,298
Property operating and maintenance	18	17
Insurance	120	259
Other operating	114	79
Total operating expenses	6,517	5,031
Operating income (loss)	(6,517)	(5,031)

Interest income	29	2
Interest expense	(131)	(241)
Income (loss) before income taxes	(6,619)	(5,270)

Income tax expense (benefit)	1	1
Net income (loss)	$(6,620)	$(5,271)

Note 13 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated December 31, 2024, through the report issuance date. Other than as discussed herein, the Company has no events, subsequent to December 31, 2024, and through the date these consolidated financial statements were issued.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers, directors and corporate governance required by this item will be set forth in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2025, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2024 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2025, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2024 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

For other information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2025, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2024 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2025, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2024 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Proposal 2 - Independent Registered Public Accounting Firm”, “Independent Registered Public Accountant Matters,” in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 2025, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2024 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits:
3.1
Amended and Restated Certificate of Incorporation of AmBase Corporation (as of July 23, 2024), (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2024).

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

10.10
Senior Promissory Note for $1,000,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 24, 2024, and incorporated herein by reference).

10.11
Senior Promissory Note for $500,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 5, 2024, and incorporated herein by reference).

10.12
Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2025, and incorporated herein by reference).

10.13	Form of Subscription Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.14
Standby Purchase Agreement dated February 28, 2024, between BARC Investments LLC and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.15	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on October 22, 2012, and incorporated by reference herein).

14	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

19
AmBase Corporation Insider Trading Policies and Procedures (included in the AmBase Corporation – Code of Ethics and incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for year ended December 31, 2003).

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

101.1*
The following financial statements from AmBase Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL: (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

104.1*	The cover page from this Annual Report on Form 10-K in Inline XBRL

Exhibits, except as otherwise indicated above, are filed herewith.
* filed herewith.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/RICHARD A. BIANCO Chairman, President and Chief Executive Officer (Principal Executive Officer) Date: March 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/RICHARD A. BIANCO Chairman, President, Chief Executive Officer and Director Date: March 24, 2025	/s/JOHN FERRARA Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer) Date: March 24, 2025

/s/ALESSANDRA F. BIANCO Director Date: March 24, 2025	/s/RICHARD A. BIANCO, JR. Director Date: March 24, 2025

/s/SCOTT M. SALANT, ESQ. Director Date: March 24, 2025