Form 10-Q
period 2025-03-31
AmBase Corp
filed 2025-05-13
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

At April 30, 2025, there were 84,938,211 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2025

2

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Compensation and benefits	$371	$359
Professional and outside services	1,097	1,311
Property operating and maintenance	11	4
Insurance	38	32
Other operating	20	19
Total operating expenses	1,537	1,725
Operating income (loss)	(1,537)	(1,725)

Interest income	2	-
Interest expense	(57)	(114)
Income (loss) before income taxes	(1,592)	(1,839)

Income tax expense (benefit)	-	-
Net income (loss)	$(1,592)	$(1,839)

Net income (loss) per common share - basic	$(0.02)	$(0.05)

Weighted average common shares outstanding - basic	84,938	40,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	March 31, 2025	December 31, 2024
Cash and cash equivalents	$200	$314

Other assets	-	-
Total assets	$200	$314

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$1,917	$939
Loan(s) payable – related party – BARC Investments LLC	2,000	2,000
Loan(s) payable – related party – R.A. Bianco	2,000	1,500

Total liabilities	5,917	4,439
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 200,000 authorized in 2025 and 200,000 authorized in 2024, 84,938 issued and 84,938 outstanding in 2025 and 84,938 issued and 84,938 outstanding in 2024)	849	849
Additional paid-in capital	551,591	551,591
Accumulated deficit	(558,157)	(556,565)
Treasury stock, at cost – 2025 – 0 shares; and 2024 - 0 shares	-	-
Total stockholders’ equity (deficit)	(5,717)	(4,125)

Total liabilities and stockholders’ equity (deficit)	$200	$314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2025	$849	$551,591	$(556,565)	$-	$(4,125)
Net income (loss)	-	-	(1,592)	-	(1,592)
March 31, 2025	$849	$551,591	$(558,157)	$-	$(5,717)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2024	$464	$548,304	$(549,945)	$(5,168)	$(6,345)
Net income (loss)	-	-	(1,839)	-	(1,839)
March 31, 2024	$464	$548,304	$(551,784)	$(5,168)	$(8,184)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2025	2024

Cash flows from operating activities:
Net income (loss)	$(1,592)	$(1,839)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable and accrued liabilities	978	1,417
Net cash provided (used) by operating activities	(614)	(422)

Cash flows from financing activities:
Sale of common stock – equity offering	-	-
Proceeds from loan(s) payable – related party – BARC Investments LLC	-	-
Payoff of loan(s) payable – related party – R.A. Bianco	-	-
Proceeds from loan(s) payable – related party – R.A. Bianco	500	350
Net cash provided (used) by financing activities	500	350

Net change in cash and cash equivalents	(114)	(72)
Cash and cash equivalents at beginning of period	314	78

Cash and cash equivalents at end of period	$200	$6
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2024.

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

Note 2 – Summary of Significant Accounting Policies

New accounting pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires the use of consistent categories and greater disaggregation in tax rate reconciliations and income taxes paid disclosures. These amendments are effective for fiscal years beginning after December 15, 2024. These income tax disclosure requirements can be applied either prospectively or retrospectively to all periods presented in the financial statements. We are currently evaluating the impact of adopting this standard; however, we do not expect it to have a material impact on our consolidated financial statements.

Other new accounting pronouncements issued, but not effective until after March 31, 2025, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2025	March 31, 2024
Company matching contributions	$52	$52
Employer match %	100%	100%

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

The Company is a party to material legal proceedings as follows:

AmBase Corp., et al. v. 111 West 57th Sponsor LLC, et al. In April 2016, AmBase and certain of its subsidiaries and affiliates (collectively, the “Plaintiffs”) initiated a litigation in the New York State Supreme Court for New York County (the “NY Court”), Index No. 652301/2016, (“AmBase v. 111 West 57th Sponsor LLC, et al.”) (the “Sponsor Action”).  The defendants in that litigation include 111 West 57th Sponsor LLC (the “Sponsor”), Kevin Maloney, Michael Stern, and various members and affiliates, (collectively, “Defendants”) and nominal defendants 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC. In the current version of the complaint, AmBase alleges that Defendants violated multiple provisions in the JV Agreement, including by failing to honor the exercise of AmBase’s contractual “equity put right” as set forth in the JV Agreement (the “Equity Put Right”) and by not objecting to the 2017 foreclosure of the junior mezzanine loan on the project. AmBase is seeking compensatory damages, punitive damages, indemnification and equitable relief, including a declaration of the parties’ rights. The Company has also demanded from the Sponsor access to the books and records for the 111 West 57th Property which the Sponsor refused, claiming they have provided all books and records as required.

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

On December 13, 2024, Plaintiffs filed the Note of Issue, certifying that discovery is complete (other than specific outstanding disputes before the Court) and that the case is ready for trial. On February 11, 2025, Plaintiffs and Sponsor Defendants served their respective motions for partial summary judgment and on February 21, 2025, filed the motions with the Court. The motions are not yet fully briefed and remain pending. On April 11, 2025, Plaintiffs and Sponsor Defendants served their respective opposition briefs to the motions for partial summary judgment and on April 21, 2025, and April 22, 2025, filed the oppositions with the Court. On May 9, 2025, Plaintiffs and Sponsor Defendants served their respective reply briefs in further support of their motions for partial summary judgment and on May 12, 2025, filed the replies with the Court. The motions remain pending before the Court.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On February 20, 2025, Sponsor Defendants filed a motion for sanctions against Plaintiffs seeking monetary sanctions, negative inferences, the preclusion of Plaintiffs being able to use certain deposition testimony, and fees and costs. On April 2, 2025, Plaintiffs filed their opposition to Sponsor Defendants’ motion. On April 24, 2025, Sponsor Defendants filed their reply. The motion remains pending before the Court.

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

On July 12, 2024, Plaintiff served a motion for leave to appeal to the Court of Appeals the judgment, to the extent it was final, against Apollo Lenders, Spruce Capital Partners LLC, Joshua Crane, and Robert Schwartz.  Also on July 12, 2024, Plaintiff filed a notice of appeal to the First Department of the trial court’s order granting Apollo Lenders’ motion for an order of discontinuance of their crossclaims. On September 26, 2024, Plaintiff voluntarily withdrew its unperfected appeal to the First Department by filing a letter application to the court under 22 N.Y.C.R.R. § 1250.2(b)(1).  On February 18, 2025, the Court of Appeals granted Plaintiff’s motion for leave to appeal to the Court of Appeals.  On February 28, 2025, Plaintiff filed the Preliminary Appeal Statement with the Court of Appeals. The appeal is not yet fully briefed and remains pending before the Court of Appeals.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On January 30, 2023, Defendant 111 W57 Mezz Investor LLC filed its answer to Plaintiff’s Second Amended Complaint.

On November 15, 2024, Plaintiff filed the Note of Issue, certifying that discovery is complete and that the case is ready for trial. On February 14, 2025, Plaintiff and 111 W57 Mezz Investor LLC served their respective motions for partial summary judgment (Plaintiff) and summary judgment (111 W57 Mezz Investor LLC) and on February 21, 2025, filed the motions with the Court. On April 29, 2025, Plaintiff and 111 W57 Mezz Investor LLC served their respective opposition briefs to the motions for summary judgment. The motions are not yet fully briefed and remain pending.

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

Information regarding the loan(s) payable – related party - BARC, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	March 31, 2025	December 31, 2024
August 2024	6.50%	August 31, 2027	$2,000	$2,000
			$2,000	$2,000

Information regarding accrued interest expense on the loan(s) payable – related party - BARC is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Accrued interest expense	$80	$48

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

From February 2023 to December 2023, the Company and Mr. R.A. Bianco entered into agreements pursuant to which Mr. R.A. Bianco made loans to the Company aggregating $3,198,000, for use as working capital. In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into additional agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital. In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding as of April 2024, aggregating $3,548,000, plus accrued interest.  For additional information, see Note 10.

From September 2024 forward, the Company and Mr. R.A. Bianco entered into additional agreement(s) pursuant to which Mr. R.A. Bianco made additional loan(s) to the Company, for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

Information regarding the loan(s) payable - related party – R.A. Bianco, entered into September 2024 forward, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	March 31, 2025	December 31, 2024
September 2024	6.50%	September 30, 2027	$1,000	$1,000
December 2024	6.50%	December 31, 2027	500	500
March 2025	6.50%	March 31, 2027	500	-
			$2,000	$1,500

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Accrued interest expense	$45	$20

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

Authorized common stock consists of the following:

(shares in thousands)	March 31, 2025	December 31, 2024
Par value	$0.01	$0.01
Authorized shares	200,000	200,000
Issued shares	84,938	84,938
Outstanding shares	84,938	84,938

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 11 – Segment Reporting

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

The accounting policies of the Company as a single segment are the same as those described in Note 2 – Summary of Significant Accounting Policies. The chief operating decision maker (“CODM”) evaluates the Company’s financial needs and legal proceeding results based on the progress of the current legal proceedings in consultation with the Company’s legal counsel to determine how to allocate resources of the Company as a whole, including continuing to pursue recovery in the Company’s legal proceedings. The Company does not have any revenue; therefore, such information is not presented.

Please refer to the Company’s condensed consolidated balance sheets and statements of operations for the total assets and operating financial results for the Company, including the listing of significant segment expenses regularly provided to the CODM, which are the same for the Company on a consolidated basis.

Note 12 – Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2025, through the filing of these interim financial statements.  Other than as discussed herein, the Company has no events, subsequent to March 31, 2025, and through the date these unaudited condensed consolidated financial statements were issued.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At March 31, 2025, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

In June 2013, the Company purchased an equity interest in a real estate development property through a joint venture agreement to purchase and develop real property located at 105 through 111 West 57th Street in New York, New York (the “111 West 57th Property”). As further discussed herein, the Company is engaged in material disputes and litigation with regard to the 111 West 57th Property. For additional information concerning the Company’s legal proceedings relating to the 111 West 57th Property, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Financial Condition and Liquidity

The Company’s assets at March 31, 2025, aggregated $200,000 consisting of cash and cash equivalents of $200,000.  At March 31, 2025, the Company’s liabilities aggregated $5,917,000.  Total stockholders’ deficit was $5,717,000.

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

For the three months ended March 31, 2025, cash of $614,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the three months ended March 31, 2024, cash of $422,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of March 31, 2025, increased from December 31, 2024, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

Loan(s) payable – related party – BARC Investments LLC was $2,000,000 as of March 31, 2025 and December 31, 2024, relating to loans made to the Company from BARC Investments, LLC, (“BARC”) an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, for working capital. For additional information, see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

Loan(s) payable – related party – R.A. Bianco was $2,000,000 as of March 31, 2025, compared to $1,500,000 as of December 31, 2024, relating to loans made to the Company from Mr. R.A. Bianco, for working capital.  In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into additional agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital. In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding at that time aggregating $3,548,000 plus accrued interest. In September 2024 to March 31, 2025, Mr. R.A. Bianco made an additional loan(s) to the Company aggregating $2,000,000, for use as working capital.  For additional information, see Part I – Item 1 – Note 9 to the Company’s unaudited condensed consolidated financial statements.

There are no other material commitments for capital expenditures as of March 31, 2025.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2025, vs. the Three Months ended March 31, 2024

The Company recorded a net loss of $1,592,000 or $0.02 per share in the three months ended March 31, 2025, respectively, compared to a net loss of $1,839,000 or $0.05 per share in the respective 2024 period.

Compensation and benefits were $371,000 in the three months ended March 31, 2025, compared to $359,000 in the respective 2024 period.  The increase in the three month period ended March 31, 2025, versus the respective 2024 period, is due to an increase in compensation related expenses recorded in the 2025 three month period ended March 31, 2025.

Professional and outside services decreased to $1,097,000 in the three months ended March 31, 2025, compared to $1,311,000 in the respective 2024 period.  The decrease in the 2025 period as compared to the 2024 period is principally the result of a lower level of legal and professional fees incurred in 2025 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $11,000 for the three months ended March 31, 2025, and $4,000 in the respective 2024 period.  The slight increase in the 2025 three month period versus the respective 2024 period is principally due to timing of payments in the three months ended March 31, 2025, compared to the respective March 31, 2024, period.

Insurance expenses were $38,000 in the three months ended March 31, 2025, compared to $32,000 in the respective 2024 period.  The increase is generally due to a slight increase in certain policy coverages in the three months ended March 31, 2025, compared to the respective 2024 period.

Other operating expenses were $20,000 in the three months ended March 31, 2025, compared with $19,000 in the respective 2024 period. The increase in the March 31, 2025, three months ended compared to the March 31, 2024, three months ended is due to a slight increase in related expenses in the respective 2025 period.

Interest income in the three months ended March 31, 2025, was $2,000 compared with $- in the respective 2024 period.  The increased interest income in the March 31, 2025, three month period is due to a higher level of cash and cash equivalents in the 2025 period versus the respective 2024 period based on funds received from Company borrowings.  For additional information, see Part I – Item 1 – Note 8, Note 9, and Note 10 to the Company’s unaudited condensed consolidated financial statements.

Interest expense in the three months ended March 31, 2025, was $57,000 compared with $114,000 in the respective 2024 period. The interest expense for the 2025 three month period is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – R.A. Bianco. Interest expense for the 2024 period is attributable to interest expense to a professional firm for outstanding and unpaid professional fees and interest expense relating to the loan(s) payable – related party – R.A. Bianco. For additional information see Part I – Item 1 – Note 8 and Note 9 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2025.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 1A. RISK FACTORS

 There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, in response to Item 1A of Part I of Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a. Not applicable
b. Not applicable
c. None

Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market.  The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise.  Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice.  No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2025 period.

Item 3.
DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Item 5.
OTHER INFORMATION

(a)
None.
(b)
None.
(c)
None.

Item 6.	EXHIBITS
10.1	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2025, and incorporated herein by reference).
10.2	Senior Promissory Note for $400,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 27, 2025, and incorporated herein by reference).
10.3	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 27, 2024, and incorporated herein by reference).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*	The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2025 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

_______________
*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 13, 2025