Form 10-Q
period 2025-06-30
AmBase Corp
filed 2025-08-13
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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
__☒___ Yes
___☐__ No

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

At July 31, 2025, there were 84,938,211 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Compensation and benefits	$322	$352	$693	$711
Professional and outside services	787	1,570	1,884	2,881
Property operating and maintenance	3	6	14	10
Insurance	-	12	38	44
Other operating	14	65	34	84
Total operating expenses	1,126	2,005	2,663	3,730
Operating income (loss)	(1,126)	(2,005)	(2,663)	(3,730)
Other income	124	-	124	-
Interest income	-	19	2	19
Interest expense	(81)	51	(138)	(63)
Income (loss) before income taxes	(1,083)	(1,935)	(2,675)	(3,774)

Income tax expense (benefit)	-	-	-	-
Net income (loss)	$(1,083)	$(1,935)	$(2,675)	$(3,774)

Net income (loss) per common share - basic	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average common shares outstanding - basic	84,938	84,938	84,938	62,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2025	December 31, 2024
Cash and cash equivalents	$109	$314

Other assets	-	-
Total assets	$109	$314

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$2,309	$939
Loan(s) payable – related party – BARC Investments LLC	2,000	2,000
Loan(s) payable – related party – R.A. Bianco	2,600	1,500

Total liabilities	6,909	4,439
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 200,000 authorized in 2025 and 200,000 authorized in 2024, 84,938 issued and 84,938 outstanding in 2025 and 84,938 issued and 84,938 outstanding in 2024)	849	849
Additional paid-in capital	551,591	551,591
Accumulated deficit	(559,240)	(556,565)
Treasury stock, at cost – 2025 – 0 shares; and 2024 - 0 shares	-	-
Total stockholders’ equity (deficit)	(6,800)	(4,125)

Total liabilities and stockholders’ equity (deficit)	$109	$314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2025	$849	$551,591	$(556,565)	$-	$(4,125)
Net income (loss)	-	-	(1,592)	-	(1,592)
March 31, 2025	849	551,591	(558,157)	-	(5,717)
Net income (loss)	-	-	(1,083)	-	(1,083)
June 30, 2025	$849	$551,591	$(559,240)	$-	$(6,800)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2024	$464	$548,304	$(549,945)	$(5,168)	$(6,345)
Net income (loss)	-	-	(1,839)	-	(1,839)
March 31, 2024	464	548,304	(551,784)	(5,168)	(8,184)
Net income (loss)	-	-	(1,935)	-	(1,935)
Sale of common stock - Equity Offering	385	3,287	-	5,168	8,840
June 30, 2024	$849	$551,591	$(553,719)	$-	$(1,279)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2025	2024

Cash flows from operating activities:
Net income (loss)	$(2,675)	$(3,774)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable and accrued liabilities	1,370	(1,512)
Net cash provided (used) by operating activities	(1,305)	(5,286)

Cash flows from financing activities:
Sale of common stock – equity offering	-	8,840
Proceeds from loan(s) payable – related party – BARC Investments LLC	-	-
Payoff of loan(s) payable – related party – R.A. Bianco	-	(3,548)
Proceeds from loan(s) payable – related party – R.A. Bianco	1,100	350
Net cash provided (used) by financing activities	1,100	5,642
Net change in cash and cash equivalents	(205)	356
Cash and cash equivalents at beginning of period	314	78
Cash and cash equivalents at end of period	$109	$434
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$-	$148

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require footnote disclosures on disaggregated information about specific categories underlying certain income statement expense line items that are considered relevant. This includes items such as employee compensation. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We are currently evaluating the impact of adopting this standard; however, we do not expect it to impact the Company’s consolidated financial position, results of operations, or cash flows.

Other new accounting pronouncements issued, but not effective until after June 30, 2025, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Company matching contributions	$28	$28	$80	$80
Employer match %	100%	100%	100%	100%

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit for qualified wages for tax periods ending March 31, 2021, June 30, 2021, and September 30, 2021, and filed a cash refund claim. In April 2025, the Company received the refund and recorded the employee retention credit received as other income in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

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

On December 13, 2024, Plaintiffs filed the Note of Issue, certifying that discovery is complete (other than specific outstanding disputes before the Court) and that the case is ready for trial. On February 11, 2025, Plaintiffs and Sponsor Defendants served their respective motions for partial summary judgment and on February 21, 2025, filed the motions with the Court. The motions are not yet fully briefed and remain pending. On April 11, 2025, Plaintiffs and Sponsor Defendants served their respective opposition briefs to the motions for partial summary judgment and on April 21, 2025, and April 22, 2025, filed the oppositions with the Court. On May 9, 2025, Plaintiffs and Sponsor Defendants served their respective reply briefs in further support of their motions for partial summary judgment and on May 12, 2025, filed the replies with the Court. The Court held oral argument on the motions on July 28, 2025. The motions remain pending before the Court.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On February 20, 2025, Sponsor Defendants filed a motion for sanctions against Plaintiffs seeking monetary sanctions, negative inferences, the preclusion of Plaintiffs being able to use certain deposition testimony, and fees and costs. On April 2, 2025, Plaintiffs filed their opposition to Sponsor Defendants’ motion. On April 24, 2025, Sponsor Defendants filed their reply. After briefing was completed, the Court heard oral argument on May 21, 2025. On July 16, 2025, the Court issued a decision granting in part, and denying in part, the motion. The Court granted the motion in part, finding that there was spoliation, but deferred any remedy or sanction until trial when the Court could determine whether and to what extent the gaps in the record prejudice Defendants’ ability to prosecute their counterclaim or defend against Plaintiffs’ claims. The Court also denied the motion in part, determining that Plaintiffs’ counsel’s conduct concerning a fact witness, Matthew Phillips, did not violate Rule 4.2 of the Rules of Professional Conduct or improperly reveal jointly privileged information, and declined to preclude Phillips’ testimony.

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

On July 12, 2024, Plaintiff served a motion for leave to appeal to the Court of Appeals the judgment, to the extent it was final, against Apollo Lenders, Spruce Capital Partners LLC, Joshua Crane, and Robert Schwartz. Also on July 12, 2024, Plaintiff filed a notice of appeal to the First Department of the trial court’s order granting Apollo Lenders’ motion for an order of discontinuance of their crossclaims. On September 26, 2024, Plaintiff voluntarily withdrew its unperfected appeal to the First Department by filing a letter application to the court under 22 N.Y.C.R.R. § 1250.2(b)(1). On February 18, 2025, the Court of Appeals granted Plaintiff’s motion for leave to appeal to the Court of Appeals. On February 28, 2025, Plaintiff filed the Preliminary Appeal Statement with the Court of Appeals. On May 27, 2025, Plaintiff filed the opening brief and record with the Court of Appeals and on August 5, 2025, Defendants filed their response briefs. The appeal is not yet fully briefed and remains pending before the Court of Appeals.

On January 30, 2023, Defendant 111 W57 Mezz Investor LLC filed its answer to Plaintiff’s Second Amended Complaint.

On November 15, 2024, Plaintiff filed the Note of Issue, certifying that discovery is complete and that the case is ready for trial. On February 14, 2025, Plaintiff and 111 W57 Mezz Investor LLC served their respective motions for partial summary judgment (Plaintiff) and summary judgment (111 W57 Mezz Investor LLC) and on February 21, 2025, filed the motions with the Court. On April 29, 2025, Plaintiff and 111 W57 Mezz Investor LLC served their respective opposition briefs to the motions for summary judgment and on May 13, 2025, filed the oppositions with the Court. On June 4, 2025, Plaintiff and 111 W57 Mezz Investor LLC served and filed their respective reply briefs in further support of their motions for summary judgment. The Court heard oral argument on the motions on July 28, 2025. The motions remain pending before the Court.

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

Information regarding the loan(s) payable – related party - BARC, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	June 30, 2025	December 31, 2024
August 2024	6.50%	August 31, 2027	$2,000	$2,000
			$2,000	$2,000

Information regarding accrued interest expense on the loan(s) payable – related party - BARC is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Accrued interest expense	$112	$48

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

Information regarding the loan(s) payable - related party – R.A. Bianco, entered into September 2024 forward, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	June 30, 2025	December 31, 2024
September 2024	6.50%	September 30, 2027	$1,000	$1,000
December 2024	6.50%	December 31, 2027	500	500
March 2025	6.50%	March 31, 2028	100	-
March 2025	6.50%	March 31, 2028	400	-
May 2025	6.50%	May 31, 2028	100	-
June 2025	6.50%	June 30, 2028	500	-
			$2,600	$1,500

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Accrued interest expense	$79	$20

In July 2025, the Company and Mr. R.A. Bianco entered into an additional agreement pursuant to which Mr. R.A. Bianco made an additional loan to the Company of $250,000 for use as working capital in accordance with similar terms of the loan(s) payable noted herein.

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

Authorized common stock consists of the following:

(shares in thousands)	June 30, 2025	December 31, 2024
Par value	$0.01	$0.01
Authorized shares	200,000	200,000
Issued shares	84,938	84,938
Outstanding shares	84,938	84,938

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

Note 12 – Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2025, through the filing of these interim financial statements. Other than as discussed herein, the Company has no events, subsequent to June 30, 2025, and through the date these unaudited condensed consolidated financial statements were issued.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975. AmBase is a holding company. At June 30, 2025, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

Financial Condition and Liquidity

The Company’s assets at June 30, 2025, aggregated $109,000 consisting of cash and cash equivalents of $109,000. At June 30, 2025, the Company’s liabilities aggregated $6,909,000. Total stockholders’ deficit was $6,800,000.

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

For the six months ended June 30, 2025, cash of $1,305,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the six months ended June 30, 2024, cash of $5,286,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of June 30, 2025, increased from December 31, 2024, principally relating to an increase in current period accruals for legal expenses in connection with the 111 West 57th Property litigations.

Loan(s) payable – related party – BARC Investments LLC was $2,000,000 as of June 30, 2025 and December 31, 2024, relating to loans made to the Company from BARC Investments, LLC, (“BARC”) an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, for working capital. For additional information, see Part I – Item 1 – Note 8 to the Company’s unaudited condensed consolidated financial statements.

Loan(s) payable – related party – R.A. Bianco was $2,600,000 as of June 30, 2025, compared to $1,500,000 as of December 31, 2024, relating to loans made to the Company from Mr. R.A. Bianco, for working capital. In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital. In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding at that time aggregating $3,548,000 plus accrued interest. From September 2024 to June 30, 2025, Mr. R.A. Bianco made an additional loan(s) to the Company aggregating $2,600,000, for use as working capital. For additional information, see Part I – Item 1 – Note 9 to the Company’s unaudited condensed consolidated financial statements.

There are no other material commitments for capital expenditures as of June 30, 2025. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2025 vs. the Three Months and Six Months Ended June 30, 2024

The Company recorded a net loss of $1,083,000 or $0.01 per share and $2,675,000 or $0.03 per share in the three months and six months ended June 30, 2025, respectively, compared to a net loss of $1,935,000 or $0.02 per share and $3,774,000 or $0.06 per share in the respective 2024 periods.

Compensation and benefits were $322,000 and $693,000 in the three months and six months ended June 30, 2025, respectively, compared to $352,000 and $711,000 in the respective 2024 periods. The decrease in the three and six month periods ended June 30, 2025, versus the respective 2024 periods, is due to a decrease in compensation related expenses recorded in the 2025 periods.

Professional and outside services decreased to $787,000 and $1,884,000 in the three months and six months ended June 30, 2025, respectively, compared to $1,570,000 and $2,881,000 in the respective 2024 periods. The decrease in the 2025 periods as compared to the 2024 periods is principally the result of a lower level of legal and professional fees incurred in 2025 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $3,000 and $14,000 for the three months and six months ended June 30, 2025, respectively, compared to $6,000 and $10,000 in the respective 2024 periods. The decrease in the 2025 three months period versus the respective 2024 period is principally due to timing of payments in the three months and six months ended June 30, 2025, compared to the respective June 30, 2024, periods.

Insurance expenses were $0 and $38,000 in the three months and six months ended June 30, 2025, respectively, compared to $12,000 and $44,000 in the respective 2024 periods. The decrease is generally due to a decrease in certain policy premium costs and coverages in the three months and six months ended June 30, 2025, compared to the respective 2024 periods.

Other operating expenses were $14,000 and $34,000 in the three and six months ended June 30, 2025, respectively, compared with $65,000 and $84,000 in the respective 2024 periods. The decrease in the June 30, 2025, three and six months ended compared to the June 30, 2024, three and six months ended is due to a generally lower level of related expenses in the respective 2025 periods.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit for qualified wages for tax periods ending March 31, 2021, June 30, 2021, and September 30, 2021, and filed a cash refund claim. In April 2025, the Company received the refund and recorded the employee retention credit received as other income of $124,000, in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2025.

Interest income in the three months and six months ended June 30, 2025, was $0 and $2,000, respectively, compared with $19,000 and $19,000 in the respective 2024 periods. The decreased interest income in the June 30, 2025, three and six month periods is due to a lower level of cash and cash equivalents in the 2025 periods versus the respective 2024 periods based on funds received from the Equity Offering in April 2024. For additional information, see Part I – Item 1 – Note 10 to the Company’s unaudited condensed consolidated financial statements.

Interest expense in the three months and six months ended June 30, 2025, was $81,000 and $138,000, respectively, compared with $(51,000) and $63,000 in the respective 2024 periods. The interest expense for the 2025 three months and six months ended June 30, 2025, is attributable to interest expense relating to the loan(s) payable – related party – BARC, loans payable – related party – R.A. Bianco and interest expense attributable to a professional firm for outstanding and unpaid professional fees. The negative interest expense for the 2024 three month period is attributable to the reversal of interest expense owed to a professional firm for outstanding invoices that did not have to be paid due to the Company fully paying the outstanding amounts due in April 2024. Interest expense for the 2024 six month period is attributable to interest expense relating to the loan(s) payable – related party – R.A. Bianco. For additional information see Part I – Item 1 – Note 8 and Note 9 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

10.3
Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2025, and incorporated herein by reference).

10.4
Senior Promissory Note for $500,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 23, 2025, and incorporated herein by reference).

10.5
Senior Promissory Note for $250,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 25, 2025, and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2025 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
_______________
*
filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA Vice President, Chief Financial Officer and Controller (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 13, 2025