Form 10-K
period 2025-12-31
AmBase Corp
filed 2026-03-30
CIK 20639

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

At February 27, 2026, there were 84,938,211 shares of registrant’s Common Stock outstanding. At June 30, 2025, the aggregate market value of registrants’ voting securities (consisting of its Common Stock) held by non-affiliates of the registrant, based on the average bid and asking price on such date of the Common Stock of $0.30 per share was approximately $7 million. The Common Stock constitutes the registrant’s only outstanding class of security.

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which Proxy Statement the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year, are incorporated by reference with respect to certain information contained therein, in Part III of this Annual Report.

The Exhibit Index is located in Part IV, Item 15, page 48.

AmBase Corporation
Annual Report on Form 10-K
December 31, 2025

2

PART I

ITEM 1.
BUSINESS

General

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975. AmBase is a holding company. At December 31, 2025, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

For additional information concerning the Company’s legal proceedings relating to the 111 West 57th Property, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

The executive office of the Company is located at 7857 West Sample Road, Suite 134, Coral Springs, Florida 33065. The Company had four (4) full-time and two (2) part-time employees at December 31, 2025.

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

Equiniti Trust Company, LLC.
Attn: EQ - Automated Scanning Team
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120-4100
1‑800‑937‑5449 or 718‑921‑8157

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

In order to continue as a going concern and fund anticipated future litigation expenses, the Company will need to raise additional capital. The Company continues to explore all possible strategic alternatives to meet is capital needs, including but not limited to, raising additional capital through the sale of equity or debt securities or long-term borrowings, which may include additional borrowings from management and/or affiliates of the Company, financial institutions or other stockholders of the Company, litigation funding agreements from management and/or affiliates of the Company, financial institutions, other stockholders of the Company, or other third parties, or any combination thereof, and seeking recoveries from various sources. The Company intends for any sales of debt or equity securities or any borrowings from any parties to be on market terms to be agreed upon at the time of any transaction. However, there can be no assurance that the Company will be able to raise capital or obtain financing on terms acceptable to the Company, if at all. While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional capital. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard if it will prevail with respect to any of its claims.

As noted above, the Company continues to explore all possible strategic alternatives to meet its capital needs. Litigation funding agreements are special types of financing arrangements that generally are structured so that the litigation funder would receive back their initial funding amount first (i.e. before any recovery is received by the Company), plus an additional multiple ranging from 1.0 times to 3.5 times the amount funded (depending on various factors), plus depending on the funder, additional fees, expenses, interest and potentially an additional percentage of the total recovery received. If the Company continues to source capital through one or more litigation funding agreements, there can be no assurance that the Company would be able to secure any such additional litigation funding on acceptable terms or at all. For additional information with regard to the Company’s March 2026 litigation funding agreements see Part II – Item 8 – Note 12 to the Company’s consolidated financial statements.

For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

The Company has incurred operating losses over the last several years and may not be able to achieve profitability.

We expect our operating expenses in 2026 will remain generally close to our most recent levels, although there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary, including increased costs related to the Company’s legal proceeding depending on a variety of factors including the status of legal proceedings, appeals, discovery expert fees, and other litigation related expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with property development and management, we are unable to predict if or when we may become profitable.

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

●
State, local, and federal entities may impose restrictions, for varying times and to varying degrees, on our ability to enforce tenant’s contractual lease obligations, and this may affect our ability to enforce all our remedies (such as pursuing collections and seeking evictions) for the failure to pay rent.

●
Consumers whose income has declined, who are working remotely or who cannot freely access neighborhood amenities like restaurants, may decide to live in a location other than New York City.

●
Various state, local and federal rules may require us to waive late fees and certain other customary fees associated with tenant rent obligations. These requirements or practices may result in a loss of revenue.

●
A property may incur significant costs or losses related to shelter-in-place or stay-at-home orders, quarantines, infection, clean-up costs or other related factors.

●
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

The Company’s Audit Committee holds oversight responsibility over the Company’s cybersecurity strategy and risk management. The Audit Committee may in its discretion engage in discussions with executive management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats.

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

As of March 16, 2026, there were approximately 3,624 holders of record of the Company’s Common Stock.

(b)
Not applicable.

(c)
The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of its common stock in the open market. The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice. No common stock repurchases have been made pursuant to the Repurchase Plan during 2025 or 2024. Due to the Company’s current financial condition and ongoing litigation proceedings, the Company does not anticipate that it will make any stock purchases pursuant to the Repurchase Plan in the next twelve months. For additional information see Part II - Item 8 - Note 5 to the Company’s consolidated financial statements.

ITEM 6.
[RESERVED]

Not applicable.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part II - Item 8, herein.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975. AmBase is a holding company. At December 31, 2025, the Company’s assets consisted of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

Liquidity AND CAPITAL RESOURCES

The Company’s assets at December 31, 2025, aggregated $87,000, consisting of cash and cash equivalents. At December 31, 2025, the Company’s liabilities aggregated $8,772,000, consisting of accounts payable and accrued liabilities of $3,172,000 and loan(s) payable related party of $5,600,000. Total stockholders’ deficit was $8,685,000.

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

In order to continue as a going concern and fund anticipated future litigation expenses, the Company will need to raise additional capital. The Company continues to explore all possible strategic alternatives to meet is capital needs, including but not limited to, raising additional capital through the sale of equity or debt securities or long-term borrowings, which may include additional borrowings from management and/or affiliates of the Company, financial institutions or other stockholders of the Company, litigation funding agreements from management and/or affiliates of the Company, financial institutions, other stockholders of the Company, or other third parties, or any combination thereof, and seeking recoveries from various sources. The Company intends for any sales of debt or equity securities or any borrowings from any parties to be on market terms to be agreed upon at the time of any transaction. However, there can be no assurance that the Company will be able to raise capital or obtain financing on terms acceptable to the Company, if at all. While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional capital. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard if it will prevail with respect to any of its claims.

As noted above, the Company continues to explore all possible strategic alternatives to meet its capital needs. Litigation funding agreements are special types of financing arrangements that generally are structured so that the litigation funder would receive back their initial funding amount first (i.e. before any recovery is received by the Company), plus an additional multiple ranging from 1.0 times to 3.5 times the amount funded (depending on various factors), plus depending on the funder, additional fees, expenses, interest and potentially an additional percentage of the total recovery received. If the Company continues to source capital through one or more litigation funding agreements, there can be no assurance that the Company would be able to secure any such additional litigation funding on acceptable terms or at all.

In March 2026, the Company and the Company’s Chairman, President and Chief Executive Officer, Mr. Richard A. Bianco (“Mr. R.A. Bianco” or “RAB”) agreed to enter into a litigation funding agreement (the “RAB 2026 LFA”), pursuant to which the promissory notes between RAB and the Company outstanding as of March 2, 2026, in the aggregate principal amount of $4,000,000 (the “RAB Promissory Notes”), shall be deemed converted to the RAB 2026 LFA. The accrued but unpaid interest on the RAB Promissory Notes of approximately $220,000 shall stay outstanding and continue to accrue interest on the same terms as the RAB Promissory Notes but the maturity date of this indebtedness shall be March 31, 2029. Additionally, (i) in March 2026, RAB paid the Company, $1,000,000 to be used to pay a portion of outstanding litigation related expenses and (ii) will pay the Company an additional $1,000,000 to be retained and used by the Company for working capital needs and certain other litigation related expenses, including expert witness fees, consulting fees and disbursements incurred by the Company or reasonably anticipated to be incurred by the Company, (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and RAB at such time). For additional information, see Part II – Item 8 – Note 11 and Note 12 to the Company’s consolidated financial statements.

In addition, in March 2026, BARC Investments LLC (“BARC”) converted their $2,000,000 (the “2024 BARC Note”) into a litigation funding agreement (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and BARC at such time), pari-passu with those provided under the RAB 2026 LFA, (the “BARC 2026 LFA”). The accrued but unpaid interest on the 2024 BARC Note of approximately $200,000 shall stay outstanding and continue to accrue interest on the same terms as the 2024 BARC Note but the maturity date of this indebtedness shall be March 31, 2029. For additional information, see Part II – Item 8 – Note 10 and Note 12 to the Company’s consolidated financial statements.

As part of the RAB 2026 LFA and the BARC 2026 LFA, the Company shall distribute any consideration it actually receives in connection with the 111 West 57th Litigations in accordance with the terms of the RAB 2026 LFA and BARC 2026 LFA. The terms of the RAB 2026 LFA and BARC 2026 LFA will therefore further reduce the Company’s share of any future litigation proceeds.

The RAB 2026 LFA and the BARC 2026 LFA also contain customary representations and warranties and agreements of the parties and customary indemnification rights and obligations of the parties. The foregoing description(s) of the RAB 2026 LFA and the BARC 2026 LFA are qualified entirely by reference to the agreements, a copy of the RAB 2026 LFA and the BARC 2026 LFA were filed as an exhibit to the Company’s previously filed reports with the Securities and Exchange Commission and are incorporated herein by reference.

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

For the year ended December 31, 2025, cash of $2,327,000 was used by operations for the payment of operating expenses and prior year accruals.

For the year ended December 31, 2024, cash of $8,906,000 was used by operations for the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of December 31, 2025, increased as compared to December 31, 2024, principally relating to the accrual of unpaid legal and other expenses as of December 31, 2025. The amounts in the respective years are principally related to accruals for legal expenses in connection with the 111 West 57th Property legal proceedings.

Loan(s) payable – related party – BARC Investments LLC was $2,000,000 as of December 31, 2025, and December 31, 2024, relating to loan(s) made to the Company from BARC Investments, LLC, (“BARC”) an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, for working capital. For additional information regarding the BARC note(s) payable and its March 2026 conversion into a litigation funding agreement and the related accrued interest payable conversion to a note payable, see Part II – Item 8 – Note 10 and Note 12 to the Company’s consolidated financial statements.

Loan(s) payable – related party – Mr. R.A. Bianco was $3,600,000 as of December 31, 2025, compared to $1,500,000 as of December 31, 2024, relating to loan(s) made to the Company from Mr. R.A. Bianco, for working capital. In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into additional agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital. In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable outstanding at that time aggregating $3,548,000 plus accrued interest. As of December 31, 2025, Mr. R.A. Bianco made additional loans to the Company aggregating $3,600,000, for use as working capital. In January 2026, Mr. R.A. Bianco made an additional loan to the Company aggregating $100,000. In February 2026, Mr. R.A. Bianco made an additional loan to the Company aggregating $300,000. For additional information regarding the RAB note(s) payable and its March 2026 conversion into a litigation funding agreement and the related accrued interest payable conversion to a note payable, see Part II – Item 8 – Note 11 and Note 12 to the Company’s consolidated financial statements.

There are no material commitments for capital expenditures as of December 31, 2025. Inflation has had no material impact on the business and operations of the Company.

RESULTS OF OPERATIONS

The Company recorded a net loss of $4,560,000 or $0.05 per share for the year ended December 31, 2025. For the year ended December 31, 2024, the Company recorded a net loss of $6,620,000 or $0.09 per share.

Compensation and benefits decreased to $1,323,000 in 2025 from $1,367,000 in 2024. The decrease in 2025 as compared to 2024 is primarily due to a decrease in compensation related expenses in 2025 versus 2024.

Professional and outside services expenses decreased to $2,796,000 in 2025 from $4,898,000 in 2024. The decrease in 2025 as compared to 2024 is principally the result of a lower level of legal and professional fees incurred in 2025 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information regarding the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part II – Item 8 – Note 3 and Note 8 to the Company’s consolidated financial statements.

Property operating and maintenance expenses were $27,000 in 2025 and $18,000 in 2024. The increase in the 2025 period is due to a higher annual cost of services in 2025 compared to 2024.

Insurance expenses decreased to $107,000 in 2025, compared with $120,000 in 2024. The decrease is primarily due to a decrease in certain policy coverages in 2025 versus 2024.

Other operating expenses decreased to $68,000 in 2025 compared with $114,000 in 2024 due to a general lower level of expenses in 2025 versus 2024.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit for qualified wages for tax periods ending March 31, 2021, June 30, 2021, and September 30, 2021, and filed a cash refund claim. In April 2025, the Company received the refund claimed and recorded the employee retention credit received as other income of $124,000, in the consolidated statement of operations for the year ended December 31, 2025. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

Interest income in 2025 decreased to $3,000 compared to $29,000 in 2024. The decreased interest income in 2025 is due to a lower level of cash and cash equivalents in 2025 versus the respective 2024 period which included funds received from the Equity Offering in April 2024 and Company borrowings. For additional information, see Part I – Item 1 – Note 5 to the Company’s consolidated financial statements.

Interest expense was $365,000 and $131,000 in 2025 and 2024, respectively. The interest expense for the 2025 period is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – Mr. R.A. Bianco, and interest expense attributable to a professional firm for outstanding and unpaid professional fees. For additional information, see Part I – Item 1 – Note 10 and Note 11 to the Company’s consolidated financial statements.

The interest expense for the 2024 period is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – Mr. R.A. Bianco, net of $51,000 of negative interest expense in 2024 attributable to the reversal of interest expense owed to a professional firm for outstanding invoices that did not have to be paid due to the Company fully paying the outstanding amounts due in April 2024. For additional information see Part II – Item 8 – Note 10 and Note 11 to the Company’s consolidated financial statements.

For the year ended December 31, 2025, the Company recorded an income tax expense of $1,000 attributable to a provision for a tax on capital imposed by the state jurisdictions. For additional information see Part II – Item 8 – Note 7 to the Company’s consolidated financial statements.

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

Deferred Tax Assets: As of December 31, 2025, and 2024, the Company had deferred tax assets arising primarily from net operating loss carryforwards available to offset taxable income in future periods. A valuation allowance remains on the remaining deferred tax asset amounts relating to the NOL carryforwards as management has no basis to conclude that realization is more likely than not. The valuation allowance was calculated in accordance with current standards, which places primary importance on a company’s cumulative operating results for the current and preceding years. We intend to maintain a valuation allowance for the deferred tax asset amount relating to the NOL carryforwards until sufficient positive evidence exists to support a reversal. See Part II - Item 8 - Note 7 to the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 199)

To the Stockholders and Board of Directors of
AmBase Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.
CPIZ CPAs P.C.

We have served as the Company’s auditor since 2007 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Hartford, Connecticut
March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 688)

To the Stockholders and Board of Directors of
AmBase Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AmBase Corporation and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the 2024 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor from 2007 through 2025.

Hartford, Connecticut
March 24, 2025

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Operating expenses:
Compensation and benefits	$1,323	$1,367
Professional and outside services	2,796	4,898
Property operating and maintenance	27	18
Insurance	107	120
Other operating	68	114
Total operating expenses	4,321	6,517
Operating income (loss)	(4,321)	(6,517)

Other income	124	-
Interest income	3	29
Interest expense	(365)	(131)
Income (loss) before income taxes	(4,559)	(6,619)

Income tax expense (benefit)	1	1
Net income (loss)	$(4,560)	$(6,620)

Net income (loss) per common share - basic	$(0.05)	$(0.09)

Weighted average common shares outstanding - basic	84,938	73,888

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

(in thousands, except per share data)

Assets:	December 31, 2025	December 31, 2024
Cash and cash equivalents	$87	$314

Other assets	-	-
Total assets	$87	$314

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$3,172	$939
Loan(s) payable – related party – BARC Investments LLC	2,000	2,000
Loan(s) payable – related party – Mr. R.A. Bianco	3,600	1,500

Total liabilities	8,772	4,439
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 200,000 authorized in 2025 and 200,000 authorized in 2024, 84,938 issued and 84,938 outstanding in 2025 and 84,938 issued and 84,938 outstanding in 2024)	849	849
Additional paid-in capital	551,591	551,591
Accumulated deficit	(561,125)	(556,565)
Treasury stock, at cost – 2025 - 0 shares; and 2024 - 0 shares	-	-
Total stockholders’ equity (deficit)	(8,685)	(4,125)

Total liabilities and stockholders’ equity (deficit)	$87	$314

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2025 and 2024

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2024	$464	$548,304	$(549,945)	$(5,168)	$(6,345)
Sale of common stock Equity Offering	385	3,287	-	5,168	8,840
Net income (loss)		(6,620)	-	-	(6,620)
December 31, 2024	849	551,591	(556,565)	-	(4,125)

Net income (loss)	-	-	(4,560)	-	(4,560)
December 31, 2025	$849	$551,591	$(561,125)	$-	$(8,685)

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2025	2024

Cash flows from operating activities:
Net income (loss)	$(4,560)	$(6,620)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable and accrued liabilities	2,233	(2,286)
Net cash provided (used) by operating activities	(2,327)	(8,906)

Cash flows from financing activities:
Sale of common stock – equity offering	-	8,840
Proceeds from loan(s) payable – related party – BARC Investments LLC	-	2,000
Payoff of loan(s) payable – related party – R. A. Bianco	-	(3,548)
Proceeds from loan(s) payable – related party – R. A. Bianco	2,100	1,850
Net cash provided (used) by financing activities	2,100	9,142

Net change in cash and cash equivalents	(227)	236
Cash and cash equivalents at beginning of year	314	78
Cash and cash equivalents at end of year	$87	$314
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$-	$148

The accompanying notes are an integral part of these consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Organization and Going Concern

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975. AmBase is a holding company. At December 31, 2025, the Company’s assets consisted of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

In order to continue as a going concern and fund anticipated future litigation expenses, the Company will need to raise additional capital. The Company continues to explore all possible strategic alternatives to meet is capital needs, including but not limited to, raising additional capital through the sale of equity or debt securities or long-term borrowings, which may include additional borrowings from management and/or affiliates of the Company, financial institutions or other stockholders of the Company, litigation funding agreements from management and/or affiliates of the Company, financial institutions, other stockholders of the Company, or other third parties, or any combination thereof, and seeking recoveries from various sources. The Company intends for any sales of debt or equity securities or any borrowings from any parties to be on market terms to be agreed upon at the time of any transaction. However, there can be no assurance that the Company will be able to raise capital or obtain financing on terms acceptable to the Company, if at all. While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional capital. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard if it will prevail with respect to any of its claims.

As noted above, the Company continues to explore all possible strategic alternatives to meet its capital needs. Litigation funding agreements are special types of financing arrangements that generally are structured so that the litigation funder would receive back their initial funding amount first (i.e. before any recovery is received by the Company), plus an additional multiple ranging from 1.0 times to 3.5 times the amount funded (depending on various factors), plus depending on the funder, additional fees, expenses, interest and potentially an additional percentage of the total recovery received. If the Company continues to source capital through one or more litigation funding agreements, there can be no assurance that the Company would be able to secure any such additional litigation funding on acceptable terms or at all.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In order to provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, and pay amounts currently owed, on March 2, 2026, the Company entered into litigation funding agreements with Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R.A. Bianco” or “RAB”) and BARC Investments LLC (“BARC”). As part of those litigation funding agreements, the Company shall distribute any consideration it actually receives in connection with the 111 West 57th legal proceedings in accordance with the terms of the litigation funding agreements which will therefore further reduce the Company’s share of any future litigation proceeds. For additional information, see Note 12.

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

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for the annual periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 and applied the disclosure requirements on a prospective basis for the year-ended December 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses,” which requires disclosures of certain disaggregated income statement expense captions into specified categories within the footnotes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact ASU No. 2024-03 will have on its consolidated financial statements.

Other new accounting pronouncements issued, but not effective until after December 31, 2025, did not and are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Company matching contributions	$95	$93
Employer match %	100%	100%

Note 5 - Stockholders’ Equity

Authorized common stock consists of the following:

(shares in thousands)	December 31, 2025	December 31, 2024
Par value	$0.01	$0.01
Authorized shares	200,000	200,000
Issued shares	84,938	84,938
Outstanding shares	84,938	84,938

Authorized cumulative preferred stock consists of the following:

(shares in thousands)	December 31, 2025	December 31, 2024
Par value	$0.01	$0.01
Authorized shares	20,000	20,000
Issued shares	-	-
Outstanding shares	-	-

At the Company’s June 4, 2024, Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock as noted above.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Changes in the outstanding shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Common stock outstanding at beginning of period	84,938	40,738
Common stock repurchased for treasury	-	-
Issuance of common stock	-	38,528
Sale of treasury stock	-	5,672
Common stock outstanding at end of period	84,938	84,938

Changes in the treasury shares of Common Stock of the Company are as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Treasury stock held at beginning of period	-	5,672
Common stock repurchased for treasury	-	-
Issuance of treasury stock	-	(5,672)
Treasury stock held at end of period	-	-

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information relating to the Repurchase Plan is as follows:

(in thousands)	Year Ended December 31, 2025
Common shares repurchased to treasury during the period	-
Aggregate cost of shares repurchased during the period	$-

(in thousands)	December 31, 2025
Total number of common shares authorized for repurchase	10,000
Total number of common shares repurchased to date	6,226
Total number of shares that may yet be repurchased	3,774

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

Note 6 – Commitments and Contingencies

Rent expense was as follows:

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Rent expense	$12	$12
Approximate square feet of leased office space	350	350

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 - Income Taxes

The components of income tax expense (benefit) are as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Federal - current	$-	$-
State - current	1	1
Total current	1	1

Federal - deferred	(956)	(1,389)
State - deferred	(54)	(202)
Change in valuation allowance	1,010	1,591
Total deferred	-	-
Income tax expense (benefit)	$1	$1

The Company adopted ASU 2023-09 on a prospective bias beginning with year ended December 31, 2025. A reconciliation of the United States federal statutory income tax rate to our effective income tax rate for the year ended December 31, 2025, is presented accordingly as follows.

(in thousands)	Year Ended December 31, 2025

Income (loss) before income taxes	$(4,559)
Tax expense (benefit):
Federal income taxes federal statutory rate	$(957)	21.0%
State and local income tax, net of federal income tax effect	(53)	1.2
Changes in valuation allowance
Federal and state changes	1,010	(22.2)
Non-taxable or non-deductible items
Other	1	(0.00)
Income tax expense (benefit)	$1	0.0%

For the years ended December 31, 2025, and 2024, the Company paid no cash amounts related to income taxes. All payments made to taxing authorities were for non-income based tax liabilities and are outside the scope of ASC 740. Taxes in New Jersey comprise the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2025.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes several changes to U.S. federal income tax law, including temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. Significant provisions for corporate taxpayers include permanent 100% bonus depreciation for qualified property, immediate expensing of domestic R&D expenditures, and changes to the limitation on business interest expense deductions under Section 163(j). None of these provisions have a material impact on the Company’s 2025 income tax provision.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The components of pretax income (loss) and the difference between income taxes computed at the statutory federal rate and the provision for income taxes for the year ended December 31, 2024, is as follows:

(in thousands)	Year Ended December 31, 2024

Income (loss) before income taxes	$(6,619)
Tax expense (benefit):
Tax at statutory federal rate	$(1,391)
State income taxes	(202)
Permanent items, tax credits and other adjustments	3
Change in valuation allowance	1,591
Income tax expense (benefit)	$1

A reconciliation of the United States federal statutory rate to the Company’s effective income tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
Tax at statutory federal rate	21.0%
State income taxes	3.0
Permanent items, tax credits and other adjustments	-
Change in valuation allowance	(24.0)
Effective income tax rate	0.0%

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit for qualified wages for tax periods ending March 31, 2021, June 30, 2021, and September 30, 2021, and filed a cash refund claim. In April 2025, the Company received the refund claimed and recorded the employee retention credit received as other income in the consolidated statement of operations for the year ended December 31, 2025.

The utilization of net operating loss (“NOL”) carryforwards are subject to limitations under U.S. federal income tax and various state tax laws. Based on the Company’s federal tax returns as filed, the Company estimates it has approximately $144 million of federal NOL carryforwards available to reduce future federal taxable income which if not utilized will begin to expire in 2026 and continue to expire at various dates thereafter. Additionally, based on the Company’s state tax returns as filed and to be filed, the Company estimates that it has approximately $243 million of state NOL carryforwards to reduce future state taxable income which if not utilized will begin to expire in 2030 and continue to expire at various dates thereafter.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company has not been notified of any potential tax audits by any federal, state, or local tax authorities. As such, the Company believes the statutes of limitations for the assessment of additional federal and state tax liabilities are generally closed for tax years prior to 2022. Interest and/or penalties related to uncertain tax positions, if applicable, would be included as a component of income tax expense (benefit). The accompanying financial statements do not include any amounts for interest and/or penalties.

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

The Company’s deferred tax asset, arising from NOL carryforwards, is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax asset	$44,385	$43,375
Valuation allowance	(44,385)	(43,375)
Net deferred tax asset recognized	$-	$-

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

On October 20, 2025, Plaintiffs filed a motion to reargue the equity put right portion of the Court’s September 9, 2025, decision on the motions for summary judgment. On November 18, 2025, Defendants filed their opposition brief. On November 24, 2025, Plaintiffs filed their reply brief. On March 24, 2026, the Court issued a decision denying the Company’s motion to reargue.

On October 20, 2025, Plaintiffs filed notices of appeal appealing the portion of the Court’s September 9, 2025, decision on the motions for summary judgment pertaining to Plaintiffs’ indemnification claims. On October 30, 2025, Defendants filed a notice of cross-appeal. On December 8, 2025, Plaintiffs filed their opening brief. On January 7, 2026, Defendants filed their response brief. On January 16, 2026, Plaintiffs filed their reply brief. The appeal is fully briefed and remains pending before the Appellate Division, First Department. The Appellate Division, First Department has scheduled oral argument for April 1, 2026.

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

On May 17, 2022, Plaintiff in the Lender Action filed a motion requesting that the court hold oral argument on the pending motions to dismiss. The court granted the motion and heard argument on July 22, 2022. During argument, counsel for Plaintiff made an oral motion to amend the complaint to add an express allegation that Defendants committed the tort of interference with contractual relations by procuring Sponsor’s breach of the implied covenant of good faith and fair dealing in the JV Agreement. The court called for supplemental briefs on the issue which were filed on August 5, 2022.

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

On July 12, 2024, Plaintiff served a motion for leave to appeal to the Court of Appeals the judgment, to the extent it was final, against Apollo Lenders, Spruce Capital Partners LLC, Joshua Crane, and Robert Schwartz. Also on July 12, 2024, Plaintiff filed a notice of appeal to the First Department of the trial court’s order granting Apollo Lenders’ motion for an order of discontinuance of their crossclaims. On September 26, 2024, Plaintiff voluntarily withdrew its unperfected appeal to the First Department by filing a letter application to the court under 22 N.Y.C.R.R. § 1250.2(b)(1). On February 18, 2025, the Court of Appeals granted Plaintiff’s motion for leave to appeal to the Court of Appeals. On February 28, 2025, Plaintiff filed the Preliminary Appeal Statement with the Court of Appeals. On May 27, 2025, Plaintiff filed the opening brief and record with the Court of Appeals and on August 5, 2025, Defendants filed their response briefs. On August 26, 2025, Plaintiff filed their reply brief with the Court of Appeals. The appeal is fully briefed and remains pending before the Court of Appeals. The Court of Appeals has scheduled oral argument for April 14, 2026.

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

Note 9 – Litigation Funding Agreement - 2017

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

The Company and BARC further agreed that amounts due pursuant to the loan(s) plus interest can be converted by BARC, at its option, into a litigation funding agreement pari-passu with any litigation funding agreement entered into by the Company with a litigation funding entity.

Information regarding the loan(s) payable - related party - BARC Investments LLC is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	December 31, 2025	December 31, 2024
August 2024	6.50%	August 31, 2027	$2,000	$2,000
			$2,000	$2,000

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Accrued interest expense	$178	$48

For additional information regarding the Company’s litigation funding efforts, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 8. For additional information regarding the March 2026 note(s) payable conversion into a litigation funding agreement and the related accrued interest payable conversion to a note payable see Note 12.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Loan(s) Payable – Related Party – Mr. R.A. Bianco

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

The Company and Mr. R.A. Bianco further agreed that amounts due pursuant to the loan(s) plus interest can be converted by Mr. R.A. Bianco, at his option, into a litigation funding agreement pari-passu with any litigation funding agreement entered into by the Company with a litigation funding entity.

In January 2024 through March 2024, the Company and Mr. R.A. Bianco entered into additional agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $350,000, for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

In April 2024, with funds received from the Equity Offering, the Company repaid Mr. R.A. Bianco the full amount of the loan(s) payable aggregating $3,198,000, plus accrued interest. For additional information, see Note 11.

In September 2024 and December 2024, Mr. R.A. Bianco made an additional loan(s) to the Company, for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

Information regarding the loan(s) payable - related party – R.A. Bianco, entered into September 2024 forward, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	December 31, 2025	December 31, 2024
September 2024	6.50%	September 30, 2027	$1,000	$1,000
December 2024	6.50%	December 31, 2027	500	500
March 2025	6.50%	March 31, 2028	100	-
March 2025	6.50%	March 31, 2028	400	-
May 2025	6.50%	May 31, 2028	100	-
June 2025	6.50%	June 30, 2028	500	-
July 2025	6.50%	July 31, 2028	250	-
September 2025	6.50%	September 30, 2028	100	-
September 2025	6.50%	September 30, 2028	250	-
November 2025	6.50%	November 30, 2028	100	-
December 2025	6.50%	December 31, 2028	300	-
			$3,600	$1,500

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Information regarding accrued interest expense on the loan(s) payable is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Accrued interest expense	$179	$20

In January 2026, the Company and Mr. R.A. Bianco entered into an additional agreement(s) pursuant to which Mr. R.A. Bianco made additional loan(s) to the Company of $100,000 for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

In February 2026, the Company and Mr. R.A. Bianco entered into an additional agreement(s) pursuant to which Mr. R.A. Bianco made additional loan(s) to the Company of $300,000 for use as working capital in accordance with the same terms of the loan(s) payable noted herein.

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 8. For additional information regarding the March 2026 note(s) payable conversion into a litigation funding agreement and the related accrued interest payable conversion to a note payable see Note 12.

Note 12 – Litigation Funding Agreement(s) - 2026

The Company has been considering and evaluating various strategic funding and financing alternatives in order to raise capital. Possible funding alternatives considered have included a variety of sources, including but not limited to litigation funding agreements, offerings of equity or debt securities, loans, or any combination thereof with third parties, existing shareholders of the Company and/or Company management.

In order to provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, and pay amounts currently owed, on March 2, 2026, the Company and RAB entered into a litigation funding agreement (the “RAB 2026 LFA”), pursuant to which the Company and RAB have agreed that RAB will provide up to an aggregate initial amount of $6,000,000 (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and RAB at such time), (the “Litigation Fund Amount”). Pursuant to the RAB 2026 LFA the promissory notes between RAB and the Company outstanding as of March 2, 2026, in the aggregate principal amount of $4,000,000 (the “RAB Promissory Notes”), shall be deemed converted to the RAB 2026 LFA. The accrued but unpaid interest on the RAB Promissory Notes of approximately $219,000 stayed outstanding and will continue to accrue interest on the same terms as the RAB Promissory Notes but the maturity date of this indebtedness shall be March 31, 2029. Additionally, (i) in March 2026, RAB paid the Company $1,000,000 to be used to pay a portion of outstanding litigation related expenses and (ii) will pay the Company an additional $1,000,000 to be retained and used by the Company for working capital needs and certain other litigation related expenses, including expert witness fees, consulting fees and disbursements incurred by the Company or reasonably anticipated to be incurred by the Company. The date that the entire initial litigation funding amount is received by the Company shall be deemed to be the “Funding Date”.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In consideration for RAB’s commitment to provide the Litigation Fund Amount, the Company shall distribute any and all consideration it actually receives in connection with the 111 West 57th litigations, including an amount in cash equal to the fair market value of any non-cash consideration received, whether by judgment, award, order, settlement or otherwise, including, without limitation, any damages (punitive or otherwise), penalties, or interest (such amounts, collectively, the “Litigation Proceeds”) as follows:

-
Twenty-five percent (25%) of all Litigation Proceeds that are in excess of $7,500,000 (the “Preliminary Company Preference Amount”) to RAB, pursuant to the 2017 LFA.

-
The remaining seventy-five percent (75%) of all Litigation Proceeds that are in excess of the Preliminary Company Preference Amount, plus the Preliminary Company Preference Amount, to RAB and the Company as follows:

●
If and to the extent the Litigation Proceeds are received after the Funding Date but on or before September 30, 2026: (x) first, to RAB until the aggregate amount received by RAB hereunder equals the sum of the Litigation Fund Amount plus an amount equal to fifty percent (50%) of the aggregate Litigation Fund Amount, and (y) then, the remaining Litigation Proceeds, if any, to the Company; and

●
If and to the extent the Litigation Proceeds are received after September 30, 2026 but on or before the twelve (12) month anniversary of the Funding Date: (x) first, to RAB until the aggregate amount received by RAB hereunder equals the sum of the Litigation Fund Amount plus one (1) times the aggregate Litigation Fund Amount, and (y) then, the remaining Litigation Proceeds, if any, to the Company.

●
If and to the extent the Litigation Proceeds are received after the twelve (12) month anniversary of the Funding Date but on or before the twenty four (24) month anniversary of the Funding Date: (x) first, to RAB until the aggregate amount received by RAB hereunder equals the sum of the Litigation Fund Amount plus one and one-half (1.5) times the aggregate Litigation Fund Amount, and (y) then, the remaining Litigation Proceeds, if any, to the Company.

●
If and to the extent the Litigation Proceeds are received after the twenty-four (24) month anniversary of the Funding Date: (x) first, to RAB until the aggregate amount received by RAB hereunder equals the sum of the Litigation Fund Amount plus one and eight tenths (1.8) times the aggregate Litigation Fund Amount, and (y) then, the remaining Litigation Proceeds, if any, to the Company.

The Company also has a note payable to BARC Investments LLC (“BARC”) of $2,000,000 plus accrued interest (the “2024 BARC Note”). Pursuant to the 2024 BARC Note, the amounts due BARC, at its option, could be converted into a litigation funding agreement pari-passu with other litigation funding entity(ies). In order to allow the Company to use its existing working capital and the proceeds of the Litigation Fund Amount (as defined in the LFA agreements) to be provided by other Funders to finance the Company’s continued expenses with respect to the Future Recovery Litigation, rather than be required to apply or reserve such working capital and proceeds for repayment of the 2024 BARC Note, in March 2026, BARC exercised its option under the 2024 BARC Note and the Company and BARC have entered into an agreement (the “BARC 2026 LFA”) pursuant to which BARC converted the $2,000,000 principal amount of the 2024 BARC Note, (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and BARC at such time), into a right to receive Litigation Proceeds on terms pari-passu with those provided under the RAB 2026 LFA. The accrued but unpaid interest on the 2024 BARC Note of approximately $200,000 stayed outstanding and will continue to accrue interest on the same terms as the 2024 BARC Note but the maturity date of this indebtedness shall be March 31, 2029.

As part of the RAB 2026 LFA and the BARC 2026 LFA, the Company shall distribute any consideration it actually receives in connection with the 111 West 57th Litigations in accordance with the terms of the RAB 2026 LFA and BARC 2026 LFA. The terms of the RAB 2026 LFA and BARC 2026 LFA will therefore further reduce the Company’s share of any future litigation proceeds.

The RAB 2026 LFA and the BARC 2026 LFA also contain customary representations and warranties and agreements of the parties and customary indemnification rights and obligations of the parties. The foregoing description(s) of the RAB 2026 LFA and the BARC 2026 LFA are qualified entirely by reference to the agreements, a copy of the RAB 2026 LFA and the BARC 2026 LFA were filed as an exhibit to the Company’s previously filed reports with the Securities and Exchange Commission and are incorporated herein by reference.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 – Segment Reporting

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

(in thousands)

	Years Ended December 31,
	2025	2024
Operating expenses:
Compensation and benefits	$1,323	$1,367
Professional and outside services	2,796	4,898
Property operating and maintenance	27	18
Insurance	107	120
Other operating	68	114
Total operating expenses	4,321	6,517
Operating income (loss)	(4,321)	(6,517)

Other income	124	-
Interest income	3	29
Interest expense	(365)	(131)
Income (loss) before income taxes	(4,559)	(6,619)

Income tax expense (benefit)	1	1
Net income (loss)	$(4,560)	$(6,620)

Note 14 - Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated December 31, 2025, through the report issuance date. Other than as discussed herein, the Company has no events, subsequent to December 31, 2025, and through the date these consolidated financial statements were issued.

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

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This evaluation was based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Based on management’s evaluation under the framework in Internal Control—Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

(a)
Not applicable.

(b)
Not applicable.

ITEM 9C.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers, directors and corporate governance required by this item will be set forth in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2026, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2025 fiscal year.

ITEM 11.
EXECUTIVE COMPENSATION

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2026, under the captions “Executive Compensation,” “Employment Contracts,” and “Compensation of Directors” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2025 fiscal year.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

For other information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2026, under the caption “Stock Ownership”, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2025 fiscal year.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the information required to be set forth by the Company in response to this item, see the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2026, under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning the Board and its Committees,” which are incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2025 fiscal year.

ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning Principal Accounting Fees and Services is set forth by the Company under the heading “Independent Registered Public Accountant Matters,” in the Company’s Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2026, which is incorporated herein by reference, which the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of its 2025 fiscal year.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits:
3.1	Amended and Restated Certificate of Incorporation of AmBase Corporation (as of July 23, 2024), (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the year ended June 30, 2024).

3.2	By-Laws of AmBase Corporation (as amended through March 15, 1996), (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.1	Amended & Restated Rights Agreement dated as of March 27, 2019, between the Company and American Stock Transfer and Trust Co. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1	Employment Agreement dated as of March 30, 2006, between Richard A. Bianco and the Company, (incorporated by reference to Exhibit 10H to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.2	Amendment to Employment Agreement dated as of January 1, 2008, between Richard A. Bianco and the Company, (incorporated by reference to Exhibit 10E to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.3	Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2023, (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.4	Amendment to Employment Agreement between Richard A. Bianco and the Company extending term of employment to May 31, 2028, (incorporated by reference to Exhibit 10.1 Company’s Current report on Form 8-K filed January 20, 2023).

10.5	111 West 57th Partners LLC Limited Liability Company Agreement. Dated as of June 28, 2013, (incorporated by reference to Exhibit 10.1 to Amendment no. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2013).

10.6	Second Amended and Restated Limited Liability Company Agreement of 111 West 57th Investment, LLC dated December 19, 2014 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.7	Agreement between Mr. Richard A. Bianco, the Company’s Chairman President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company for Mr. R.A. Bianco to provide to the Company a financial commitment in the form of a line of credit up to ten million dollars ($10,000,000) or additional amount(s) as may be necessary and agreed to enable AmBase to contribute capital to the 111 West 57th Property (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the annual period ending December 31, 2016).

10.8	Amendment dated May 20, 2019, to the September 2017 Litigation Funding Agreement, between Mr. R.A. Bianco and the Company, (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed May 21, 2019).

10.9	Senior Promissory Note for $2,000,000, between BARC Investments LLC, an affiliate of the Company and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 21, 2024, and incorporated herein by reference).

10.10	Senior Promissory Note for $1,000,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 24, 2024, and incorporated herein by reference).

10.11	Senior Promissory Note for $500,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 5, 2024, and incorporated herein by reference).

10.12	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2025, and incorporated herein by reference).

10.13	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2025, and incorporated herein by reference).

10.14	Senior Promissory Note for $400,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 27, 2025, and incorporated herein by reference).

10.15	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 2, 2025, and incorporated herein by reference).

10.16	Senior Promissory Note for $500,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 23, 2025, and incorporated herein by reference).

10.17	Senior Promissory Note for $250,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 25, 2025, and incorporated herein by reference).

10.18	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 11, 2025, and incorporated herein by reference).

10.19	Senior Promissory Note for $250,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 29, 2025, and incorporated herein by reference).

10.20	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 26, 2025, and incorporated herein by reference).

10.21	Senior Promissory Note for $300,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 19, 2025, and incorporated herein by reference).

10.22	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 29, 2026, and incorporated herein by reference).

10.23	Senior Promissory Note for $300,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 19, 2025, and incorporated herein by reference).

10.24	Senior Promissory Note for $100,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 29, 2026, and incorporated herein by reference).

10.25	Senior Promissory Note for $300,000, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 25, 2026, and incorporated herein by reference).

10.26	Litigation Funding Agreement, between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2026, and incorporated herein by reference).

10.27	Litigation Funding Agreement, between BARC Investments LLC (“BARC”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2026, and incorporated herein by reference).

10.28	Form of Subscription Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.29	Standby Purchase Agreement dated February 28, 2024, between BARC Investments LLC and the Company (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.30	August 31, 2012, Supervisory Goodwill Settlement Agreement (originally filed as Exhibit 99 to the Company’s Current Report on Form 8-K filed on October 22, 2012, and incorporated by reference herein).

14	AmBase Corporation - Code of Ethics as adopted by Board of Directors (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

19	AmBase Corporation Insider Trading Policies and Procedures (included in the AmBase Corporation – Code of Ethics and incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for year ended December 31, 2003).

21*	Subsidiaries of the Registrant.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer Pursuant to Rule 13a-14.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer Pursuant to Rule 13a-14.

32.1*	Section 1350 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C. Section 1350.

32.2*	Section 1350 Certification of Chief Financial Officer pursuant to Rule 18 U.S.C. Section 1350.

101.1*	The following financial statements from AmBase Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL: (i) Consolidated Statement of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flow: and (iv) Notes to Consolidated Financial Statements.

104.1*	The cover page from this Annual Report on Form 10-K in Inline XBRL

Exhibits, except as otherwise indicated above, are filed herewith.
* filed herewith.

ITEM 16.
FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASE CORPORATION

/s/ RICHARD A. BIANCO
Chairman, President and Chief Executive
Officer (Principal Executive Officer) Date: March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ RICHARD A. BIANCO	/s/ JOHN FERRARA
Chairman, President,	Vice President, Chief Financial Officer and Controller
Chief Executive Officer and Director	(Principal Financial and Accounting Officer)
Date: March 30, 2026	Date: March 30, 2026

/s/ ALESSANDRA F. BIANCO	/s/ RICHARD A. BIANCO, JR.
Director	Director
Date: March 30, 2026	Date: March 30, 2026

/s/ SCOTT M. SALANT, ESQ.
Director
Date: March 30, 2026