Form 10-Q
period 2026-03-31
AmBase Corp
filed 2026-05-11
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

At April 30, 2026, there were 84,938,211 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
March 31, 2026

2

PART I - FINANCIAL INFORMATION
Item 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Compensation and benefits	$324	$371
Professional and outside services	297	1,097
Property operating and maintenance	8	11
Insurance	34	38
Other operating	15	20
Total operating expenses	678	1,537
Operating income (loss)	(678)	(1,537)

Interest income	-	2
Interest expense	(97)	(57)
Income (loss) before income taxes	(775)	(1,592)

Income tax expense (benefit)	-	-
Net income (loss)	$(775)	$(1,592)

Net income (loss) per common share - basic	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic	84,938	84,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	March 31, 2026	December 31, 2025
Cash and cash equivalents	$533	$87

Other assets	-	-
Total assets	$533	$87

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$2,074	$3,172
Loan(s) payable – related party – BARC Investments LLC	200	2,000
Loan(s) payable – related party – Mr. R.A. Bianco	219	3,600

Total liabilities	2,493	8,772

Litigation funding agreement – related party - Mr. R.A. Bianco (Note 10)	5,500	-
Litigation funding agreement – related party - BARC Investments LLC (Note 10)	2,000	-
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 200,000 authorized in 2026 and 200,000 authorized in 2025, 84,938 issued and 84,938 outstanding in 2026 and 84,938 issued and 84,938 outstanding in 2025)	849	849
Additional paid-in capital	551,591	551,591
Accumulated deficit	(561,900)	(561,125)
Treasury stock, at cost – 2026 - 0 shares; and 2025 - 0 shares	-	-
Total stockholders’ equity (deficit)	(9,460)	(8,685)

Total liabilities and stockholders’ equity (deficit)	$533	$87

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2026	$849	$551,591	$(561,125)	$-	$(8,685)
Net income (loss)	-	-	(775)	-	(775)
March 31, 2026	$849	$551,591	$(561,900)	$-	$(9,460)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2025	$849	$551,591	$(556,565)	$-	$(4,125)
Net income (loss)	-	-	(1,592)	-	(1,592)
March 31, 2025	$849	$551,591	$(558,157)	$-	$(5,717)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2026	2025

Cash flows from operating activities:
Net income (loss)	$(775)	$(1,592)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable and accrued liabilities	(679)	978
Net cash provided (used) by operating activities	(1,454)	(614)

Cash flows from financing activities:
Proceeds from Litigation Funding Agreement – related party – Mr. R.A. Bianco	1,500	-
Proceeds from loan(s) payable – related party – Mr. R.A. Bianco	400	500
Net cash provided (used) by financing activities	1,900	500

Net change in cash and cash equivalents	446	(114)
Cash and cash equivalents at beginning of period	87	314

Cash and cash equivalents at end of period	$533	$200
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$-	$-

Non-Cash Items:
Conversion of Loan(s) payable – related party – Mr. R.A. Bianco to Litigation Funding Agreement – Mr. R.A. Bianco	$4,000	-
Conversion of Loan(s) payable – related party – BARC to Litigation Funding Agreement – BARC	$2,000	-
Reclass of accrued interest payable – to Loan(s) payable – related party – Mr. R.A. Bianco	$219	-
Reclass of accrued interest payable – to Loan(s) payable – related party – BARC	$200	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation and Going Concern

The accompanying condensed consolidated financial statements of AmBase Corporation and subsidiaries (“AmBase” or the “Company”) are unaudited and subject to year-end adjustments. All material intercompany transactions and balances have been eliminated. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows. Results for interim periods are not necessarily indicative of results for the full year. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that it deems reasonable, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions. The unaudited interim condensed consolidated financial statements presented herein are condensed and should be read in conjunction with the Company’s consolidated financial statements filed in its Annual Report on Form 10‑K for the year ended December 31, 2025.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In order to continue as a going concern and fund anticipated future litigation expenses, the Company will need to raise additional capital. The Company continues to explore all possible strategic alternatives to meet its capital needs, including but not limited to, raising additional capital through the sale of equity or debt securities or long-term borrowings, which may include additional borrowings from management and/or affiliates of the Company, financial institutions or other stockholders of the Company, litigation funding agreements from management and/or affiliates of the Company, financial institutions, other stockholders of the Company, or other third parties, or any combination thereof, and seeking recoveries from various sources. The Company intends for any sales of debt or equity securities or any borrowings from any parties to be on market terms to be agreed upon at the time of any transaction. However, there can be no assurance that the Company will be able to raise capital or obtain financing on terms acceptable to the Company, if at all. While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional capital. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

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

In order to provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, and pay amounts currently owed, the Company entered into litigation funding agreements with Mr. Richard A. Bianco, the Company’s Chairman, President and Chief Executive Officer (“Mr. R.A. Bianco” or “RAB”) and BARC Investments LLC (“BARC”). As part of those litigation funding agreements, the Company shall distribute any consideration it actually receives in connection with the 111 West 57th legal proceedings in accordance with the terms of the litigation funding agreements which will therefore further reduce the Company’s share of any future litigation proceeds. For additional information, see Note 10.

On April 1, 2024, the Company completed the issuance and sale of the shares of the Company’s common stock (the “Shares”) in the private placement offering (the “Equity Offering”) on the previously disclosed terms and conditions, including Shares purchased by an institutional investor not affiliated with the Company and Shares purchased by BARC Investments, LLC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling. The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Other new accounting pronouncements issued, but not effective until after March 31, 2026, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2014, the Company entered into an amended and restated operating agreement for Investment LLC (the “Amended and Restated Investment Operating Agreement”) to grant a 10% subordinated participation interest in Investment LLC to the Company’s Chairman, President and Chief Executive Officer, Mr. Richard A. Bianco (“Mr. R.A. Bianco”), as a contingent future incentive for Mr. R.A. Bianco’s past, current and anticipated ongoing role to develop and commercialize the Company’s equity investment in the 111 West 57th Property. Pursuant to the terms of the Amended and Restated Investment Operating Agreement, Mr. R.A. Bianco has no voting rights with respect to his interest in Investment LLC, and his entitlement to receive 10% of the distributions from Investment LLC is subject to the Company first receiving distributions equal to 150% of the Company’s initial aggregate investment in Investment LLC and the Joint Venture, plus any additional investments by the Company, and only with respect to any distributions thereafter. At the current time, the Company has not expensed nor accrued any amounts relating to this subordinated participation interest, as no amount or range of amounts can be reasonably estimated or assured.

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

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial capital. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended
	March 31, 2026	March 31, 2025
Company matching contributions	$40	$52
Employer match %	100%	100%

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit for qualified wages for tax periods ending March 31, 2021, June 30, 2021, and September 30, 2021, and filed a cash refund claim. In April 2025, the Company received the refund claimed and recorded the employee retention credit received as other income in the unaudited condensed consolidated statement of operations for the second quarter six months ended June 30, 2025.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

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

On April 23, 2026, the Appellate Division First Department issued its decision modifying the Court’s September 9, 2025, decision in part and affirming it in part. The First Department modified the Court’s decision by vacating the Court’s declaration as to paragraph (i) of the limited joinders to 111 West 57th Partners LLC’s joint venture agreement and denying Sponsor Defendants’ motion for summary judgment as to that provision. The First Department determined that Plaintiffs’ interpretation of paragraph (i) (that it applies to first-party claims) and Sponsor Defendants’ interpretation (that it applies only to third-party claims) were both reasonable and concluded that neither side was entitled to summary judgment on Plaintiffs’ Seventh Cause of Action as it pertained to paragraph (i) of the limited joinders. The First Department otherwise affirmed the Court’s decision.

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

On July 12, 2024, Plaintiff served a motion for leave to appeal to the Court of Appeals the judgment, to the extent it was final, against Apollo Lenders, Spruce Capital Partners LLC, Joshua Crane, and Robert Schwartz. Also on July 12, 2024, Plaintiff filed a notice of appeal to the First Department of the trial court’s order granting Apollo Lenders’ motion for an order of discontinuance of their crossclaims. On September 26, 2024, Plaintiff voluntarily withdrew its unperfected appeal to the First Department by filing a letter application to the court under 22 N.Y.C.R.R. § 1250.2(b)(1). On February 18, 2025, the Court of Appeals granted Plaintiff’s motion for leave to appeal to the Court of Appeals. On February 28, 2025, Plaintiff filed the Preliminary Appeal Statement with the Court of Appeals. On May 27, 2025, Plaintiff filed the opening brief and record with the Court of Appeals and on August 5, 2025, Defendants filed their response briefs. On August 26, 2025, Plaintiff filed their reply brief with the Court of Appeals. The appeal is fully briefed and remains pending before the Court of Appeals. The Court of Appeals held oral argument on April 14, 2026. The appeal remains pending before the Court of Appeals.

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

On October 21, 2025, 111 W57 Mezz Investor LLC filed a notice of appeal of the Court’s September 9, 2025, decision on the motions for summary judgment. On October 31, 2025, Plaintiff filed a notice of cross-appeal. On April 20, 2026, 111 W57 Mezz Investor LLC requested, and the Appellate Division, First Department granted, a 60-day extension of time to serve and file its appellate brief and record in the appeal, which are now due on June 20, 2026.

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

While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional financial capital. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Litigation Funding Agreement - 2017

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

Information regarding the loan(s) payable – related party - BARC, outstanding as of December 31, 2025, and subsequently converted into the litigation funding agreement as further discussed in Note 10, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	December 31, 2025
August 2024	6.50%	August 31, 2027	$2,000
			$2,000

Information regarding accrued interest expense on the loan(s) payable – related party – BARC, outstanding prior to the litigation funding agreement(s), is as follows:

(in thousands)	December 31, 2025
Accrued interest expense	$178

For additional information regarding the Company’s litigation funding efforts, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6. For additional information regarding the March 2026 loan(s) payable conversion into a litigation funding agreement and the related accrued interest payable conversion to a note payable see Note 10.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The accrued interest expense outstanding which was converted into a loan(s) payable - related party – BARC, in March 2026, in connection with the litigation funding agreement as further discussed in Note 10 below, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	March 31, 2026
March 2026	6.50%	March 31, 2029	$200
			$200

Information regarding accrued interest expense on the loan(s) payable – related party - BARC is as follows:

(in thousands)	March 31, 2026
Accrued interest expense	$1

Note 9 – Loan(s) Payable – Related Party – Mr. R.A. Bianco

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

Information regarding the loan(s) payable - related party – Mr. R.A. Bianco, outstanding as of December 31, 2025, and subsequently converted into the litigation funding agreement as further discussed in Note 10, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	December 31, 2025
September 2024	6.50%	September 30, 2027	$1,000
December 2024	6.50%	December 31, 2027	500
March 2025	6.50%	March 31, 2028	100
March 2025	6.50%	March 31, 2028	400
May 2025	6.50%	May 31, 2028	100
June 2025	6.50%	June 30, 2028	500
July 2025	6.50%	July 31, 2028	250
September 2025	6.50%	September 30, 2028	100
September 2025	6.50%	September 30, 2028	250
November 2025	6.50%	November 30, 2028	100
December 2025	6.50%	December 31, 2028	300
			$3,600

Information regarding the loan(s) payable - related party – Mr. R.A. Bianco, entered into after December 31, 2025, and subsequently converted into the litigation funding agreement as further discussed in Note 10, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	February 28, 2026
January 2026	6.50%	January 31, 2029	$100
February 2026	6.50%	February 28, 2029	300
			$400

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Information regarding accrued interest expense on the loan(s) payable – related party – Mr. R.A. Bianco, outstanding prior to the litigation funding agreement(s), is as follows:

(in thousands)	December 31, 2025
Accrued interest expense	$179

For additional information regarding the Company’s litigation funding effort, see Note 1. For additional information regarding the Company’s legal proceedings relating to the 111 West 57th Property, including the Company’s challenge to the Strict Foreclosure, see Note 3 and Note 6. For additional information regarding the March 2026 note(s) payable conversion into a litigation funding agreement and the related accrued interest payable conversion to a loan payable see Note 10.

The accrued interest expense outstanding which was converted into a loan(s) payable - related party – Mr. R.A. Bianco, in March 2026, in connection with the litigation funding agreement as further discussed in Note 10 below, is as follows: ($ in thousands)

Date of loan(s)	Rate	Due Date	March 31, 2026
March 2026	6.50%	March 31, 2029	$219
			$219

Information regarding accrued interest expense on the loan(s) payable- related party – Mr. R.A. Bianco is as follows:

(in thousands)	March 31, 2026
Accrued interest expense	$1

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Litigation Funding Agreement(s) - 2026

The Company had been considering and evaluating various strategic funding and financing alternatives in order to raise capital. Possible funding alternatives considered have included a variety of sources, including but not limited to litigation funding agreements, offerings of equity or debt securities, loans, or any combination thereof with third parties, existing shareholders of the Company and/or Company management.

In order to provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, and pay amounts currently owed, on March 2, 2026, the Company and RAB entered into a litigation funding agreement (the “RAB 2026 LFA”), pursuant to which the Company and RAB agreed that RAB will provide up to an aggregate initial amount of $6,000,000 (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and RAB at such time), (the “Litigation Fund Amount”). Pursuant to the RAB 2026 LFA the promissory notes between RAB and the Company outstanding as of March 2, 2026, in the aggregate principal amount of $4,000,000 (the “RAB Promissory Notes”), are deemed converted to the RAB 2026 LFA.  The accrued but unpaid interest on the RAB Promissory Notes stayed outstanding and will continue to accrue interest on the same terms as the RAB Promissory Notes as further detailed in Note 9, herein. Additionally, (i) in March 2026, RAB paid the Company $1,000,000 to be used to pay a portion of  outstanding litigation related expenses and (ii) in March 2026, RAB paid the Company an additional $500,000, and per the RAB 2026 LFA, RAB is committed to paying the Company an additional $500,000, as needed, to be retained and used by the Company for working capital needs and certain other litigation related expenses, including expert witness fees, consulting fees and disbursements incurred by the Company or reasonably anticipated to be incurred by the Company. The date that the entire initial litigation funding amount is received by the Company shall be deemed to be the “Funding Date”.

In consideration for RAB’s commitment to provide the Litigation Fund Amount, the Company shall distribute any and all consideration it actually receives in connection with the 111 West 57th litigations, including an amount in cash equal to the fair market value of any non-cash consideration received, whether by judgment, award, order, settlement or otherwise, including, without limitation, any damages (punitive or otherwise), penalties, or interest (such amounts, collectively, the “Litigation Proceeds”) as follows:

–
Twenty-five percent (25%) of all Litigation Proceeds that are in excess of $7,500,000 (the “Preliminary Company Preference Amount”) to RAB, pursuant to the 2019 LFA Amendment.

–
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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

The Company also had a note payable to BARC Investments LLC (“BARC”) of $2,000,000 plus accrued interest (the “2024 BARC Note”). Pursuant to the 2024 BARC Note, the amounts due BARC, at its option, could be converted into a litigation funding agreement pari-passu with other litigation funding entity(ies). In order to allow the Company to use its existing working capital and the proceeds of the Litigation Fund Amount (as defined in the LFA agreements) to be provided by other Funders to finance the Company’s continued expenses with respect to the Future Recovery Litigation, rather than be required to apply or reserve such working capital and proceeds for repayment of the 2024 BARC Note, in March 2026, BARC exercised its option under the 2024 BARC Note and the Company and BARC have entered into an agreement (the “BARC 2026 LFA”) pursuant to which BARC converted the $2,000,000 principal amount of the 2024 BARC Note, (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and BARC at such time), into a right to receive Litigation Proceeds on terms pari-passu with those provided under the RAB 2026 LFA. The accrued but unpaid interest on the 2024 BARC Note stayed outstanding and will continue to accrue interest on the same terms as the 2024 BARC Note as further detailed in Note 8, herein.

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

The accounting policies of the Company as a single segment are the same as those described in Note 2. The chief operating decision maker (“CODM”) evaluates the Company’s financial needs and legal proceeding results based on the progress of the current legal proceedings in consultation with the Company’s legal counsel to determine how to allocate resources of the Company as a whole, including continuing to pursue recovery in the Company’s legal proceedings. The Company does not have any revenue; therefore, such information is not presented.

Please refer to the Company’s condensed consolidated balance sheets and statements of operations for the total assets and operating financial results for the Company, including the listing of significant segment expenses regularly provided to the CODM, which are the same for the Company on a consolidated basis.

Note 12 – Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated March 31, 2026, through the filing of these interim financial statements. Other than as discussed herein, the Company has no events, subsequent to March 31, 2026, and through the date these unaudited condensed consolidated financial statements were issued.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, which follows, should be read in conjunction with the consolidated financial statements and related notes, which are contained in Part I - Item 1, herein and in Part II – Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975. AmBase is a holding company. At March 31, 2026, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

Financial Condition and Liquidity

The Company’s assets at March 31, 2026, aggregated $533,000 consisting of cash and cash equivalents. At March 31, 2026, the Company’s liabilities aggregated $2,493,000, principally consisting of accounts payable and accrued liabilities. Total litigation funding amounts outstanding at March 31, 2026, were $7,500,000. Total stockholders’ deficit was $9,460,000.

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

In order to continue as a going concern and fund anticipated future litigation expenses, the Company will need to raise additional capital. The Company continues to explore all possible strategic alternatives to meet its capital needs, including but not limited to, raising additional capital through the sale of equity or debt securities or long-term borrowings, which may include additional borrowings from management and/or affiliates of the Company, financial institutions or other stockholders of the Company, litigation funding agreements from management and/or affiliates of the Company, financial institutions, other stockholders of the Company, or other third parties, or any combination thereof, and seeking recoveries from various sources. The Company intends for any sales of debt or equity securities or any borrowings from any parties to be on market terms to be agreed upon at the time of any transaction. However, there can be no assurance that the Company will be able to raise capital or obtain financing on terms acceptable to the Company, if at all. While the Company’s management is evaluating future courses of action to protect and/or recover the value of the Company’s equity investment in the 111 West 57th Property, the adverse developments make it uncertain as to whether any such courses of action will be successful. Any such efforts are likely to require sustained effort over a period of time and substantial additional capital. Inability to recover all or most of such value would, in all likelihood, have a material adverse effect on the Company’s financial condition and future prospects. The Company can give no assurances with regard to if it will prevail with respect to any of its claims.

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

In March 2026, the Company and the Company’s Chairman, President and Chief Executive Officer, Mr. Richard A. Bianco (“Mr. R.A. Bianco” or “RAB”) entered into a litigation funding agreement (the “RAB 2026 LFA”), pursuant to which the promissory notes between RAB and the Company outstanding as of March 2, 2026, in the aggregate principal amount of $4,000,000 (the “RAB Promissory Notes”), are deemed converted to the RAB 2026 LFA.  The accrued but unpaid interest on the RAB Promissory Notes of approximately $219,000 stayed outstanding and will continue to accrue interest on the same terms as the RAB Promissory Notes but the maturity date of this indebtedness shall be March 31, 2029.  Additionally, (i) in March 2026, RAB paid the Company $1,000,000 to be used to pay a portion of  outstanding litigation related expenses, and (ii) in March 2026, RAB paid the Company an additional $500,000, and per the RAB 2026 LFA, RAB is committed to paying the Company an additional $500,000, as needed, to be retained and used by the Company for working capital needs and certain other litigation related expenses, including expert witness fees, consulting fees and disbursements incurred by the Company or reasonably anticipated to be incurred by the Company, (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and RAB at such time). For additional information, see Part I – Item 1 – Note 9 and Note 10 to the Company’s unaudited condensed consolidated financial statements.

In addition, in March 2026, BARC Investments LLC (“BARC”) converted their $2,000,000 (the “2024 BARC Note”) into a litigation funding agreement (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and BARC at such time), pari-passu with those provided under the RAB 2026 LFA, (the “BARC 2026 LFA”). The accrued but unpaid interest on the 2024 BARC Note of approximately $200,000 stayed outstanding and will continue to accrue interest on the same terms as the 2024 BARC Note but the maturity date of this indebtedness shall be March 31, 2029. For additional information, see Part I – Item 1 – Note 8 and Note 10 to the Company’s unaudited condensed consolidated financial statements.

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

In 2017, the Company entered into a Litigation Funding Agreement (the “2017 LFA”) with Mr. R.A. Bianco. Pursuant to the LFA, Mr. R.A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings related to the Company’s equity investment in the 111 West 57th Property. In 2019, the Company and Mr. R.A. Bianco entered into an amendment to the LFA (the “2019 LFA Amendment). For additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment, see Part I – Item 1 – Note 7 to the Company’s unaudited condensed consolidated financial statements.

For the three months ended March 31, 2026, cash of $1,454,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the three months ended March 31, 2025, cash of $614,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of March 31, 2026, decreased from December 31, 2025, principally due to payments of prior year accruals and the reclass of accrued interest expense to loan(s) payable, both items relating to the litigation funding agreement(s) entered into in March 2026.

Loan(s) payable – related party – BARC Investments LLC was $200,000 as of March 31, 2026, and $2,000,000 as of December 31, 2025, relating to loans made to the Company from BARC Investments, LLC, (“BARC”) an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, for working capital. The decrease in the loan(s) payable amount at March 31, 2026, versus December 31, 2025, is due to the March 2026 conversion of the $2,000,000 loan(s) payable previously outstanding to a litigation funding agreement and the conversion of $200,000 of accrued interest payable to a loan payable, as further discussed herein. For additional information, see Part I – Item 1 – Note 8 and Note 10, to the Company’s unaudited condensed consolidated financial statements.

Loan(s) payable – related party – Mr. R.A. Bianco was $219,000 as of March 31, 2026, compared to $3,600,000 as of December 31, 2025, relating to loans made to the Company from Mr. R.A. Bianco, for working capital. In January 2026 and February 2026, the Company and Mr. R.A. Bianco entered into agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $400,000, for use as working capital. The decrease in the loan(s) payable amount at March 31, 2026, versus December 31, 2025, is due to the March 2026 conversion of the $4,000,000 loan(s) payable previously outstanding to a litigation funding agreement and the conversion of $219,000 of accrued interest payable to a loan payable, as further discussed herein. For additional information, see Part I – Item 1 – Note 9 and Note 10, to the Company’s unaudited condensed consolidated financial statements.

There are no other material commitments for capital expenditures as of March 31, 2026. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months Ended March 31, 2026, vs. the Three Months Ended March 31, 2025

The Company recorded a net loss of $775,000 or $0.01 per share in the three months ended March 31, 2026, compared to a net loss of $1,592,000 or $0.02 per share in the respective 2025 period.

Compensation and benefits were $324,000 in the three months ended March 31, 2026, compared to $371,000 in the respective 2025 period. The decrease in the three month period ended March 31, 2026, versus the respective 2025 period, is due to a decrease in compensation related expenses recorded in the 2026 three month period ended March 31, 2026.

Professional and outside services decreased to $297,000 in the three months ended March 31, 2026, compared to $1,097,000 in the respective 2025 period. The decrease in the 2026 period as compared to the 2025 period is principally the result of a lower level of legal and professional fees incurred in 2026 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $8,000 for the three months ended March 31, 2026, and $11,000 in the respective 2025 period. The slight decrease in the 2026 three month period versus the respective 2025 period is principally due to timing of payments in the three months ended March 31, 2026, compared to the respective March 31, 2025 period.

Insurance expenses were $34,000 in the three months ended March 31, 2026, compared to $38,000 in the respective 2025 period. The decrease is generally due to a slight decrease in certain policy coverages in the three months ended March 31, 2026, compared to the respective 2025 period.

Other operating expenses were $15,000 in the three months ended March 31, 2026, compared with $20,000 in the respective 2025 period. The decrease in the March 31, 2026, three months ended compared to the March 31, 2025, three months ended is due to a slight decrease in related expenses in the respective 2026 period.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit for qualified wages for tax periods ending March 31, 2021, June 30, 2021, and September 30, 2021, and filed a cash refund claim. In April 2025, the Company received the refund claimed and recorded the employee retention credit received as other income of $124,000, in the unaudited condensed consolidated statement of operations for the second quarter and six months ended June 30, 2025.

Interest income in the three months ended March 31, 2026, was $- compared with $2,000 in the respective 2025 period. The decreased interest income in the March 31, 2026, three month period is due to a lower level of cash and cash equivalents in the 2026 period versus the respective 2025 period. For additional information, see Part I – Item 1 – Note 8, Note 9, and Note 10 to the Company’s unaudited condensed consolidated financial statements.

Interest expense in the three months ended March 31, 2026, was $97,000 compared with $57,000 in the respective 2025 period. The interest expense for the 2026 three month period is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – Mr. R.A. Bianco, at higher levels than the comparable prior year period, and interest expense to a professional firm for outstanding and unpaid professional fees. Interest expense for the 2025 period is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – Mr. R.A. Bianco. For additional information see Part I – Item 1 – Note 8 and Note 9 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of March 31, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 1A.
RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, in response to Item 1A of Part I of Form 10-K.

Item 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
a. Not applicable
b. Not applicable
c. Common Stock Repurchase Plan

The Company’s common stock repurchase plan (the “Repurchase Plan”) allows for the repurchase by the Company of up to 10 million shares of its common stock in the open market. The Repurchase Plan is conditioned upon favorable business conditions and acceptable prices for the common stock. Purchases under the Repurchase Plan may be made, from time to time, in the open market, through block trades or otherwise. Depending on market conditions and other factors, purchases may be commenced or suspended any time or from time to time without prior notice. No common stock repurchases have been made pursuant to the Repurchase Plan during the year to date 2026 period.

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

10.3
Litigation Funding Agreement between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2026, and incorporated herein by reference).

10.4
Litigation Funding Agreement between BARC Investments LLC (“BARC”) and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2026, and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*
The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2026 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 11, 2026