Form 10-Q
period 2026-06-30
AmBase Corp
filed 2026-08-12
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

At July 31, 2026, there were 84,938,211 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
June 30, 2026

2

PART I - FINANCIAL INFORMATION
Item 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Compensation and benefits	$284	$322	$608	$693
Professional and outside services	391	787	688	1,884
Property operating and maintenance	5	3	13	14
Insurance	4	-	38	38
Other operating	21	14	36	34
Total operating expenses	705	1,126	1,383	2,663
Operating income (loss)	(705)	(1,126)	(1,383)	(2,663)

Other income	-	124	-	124
Interest income	-	-	-	2
Interest expense	(31)	(81)	(128)	(138)
Income (loss) before income taxes	(736)	(1,083)	(1,511)	(2,675)

Income tax expense (benefit)	-	-	-	-
Net income (loss)	$(736)	$(1,083)	$(1,511)	$(2,675)

Net income (loss) per common share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding - basic	84,938	84,938	84,938	84,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	June 30, 2026	December 31, 2025
Cash and cash equivalents	$98	$87

Other assets	-	-
Total assets	$98	$87

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$1,891	$3,172
Loan(s) payable – related party – BARC Investments LLC	200	2,000
Loan(s) payable – related party – Mr. R.A. Bianco	203	3,600

Total liabilities	2,294	8,772

Litigation funding agreement – related party - Mr. R.A. Bianco (Note 10)	6,000	-
Litigation funding agreement – related party - BARC Investments LLC (Note 10)	2,000	-
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 200,000 authorized in 2026 and 200,000 authorized in 2025, 84,938 issued and 84,938 outstanding in 2026 and 84,938 issued and 84,938 outstanding in 2025)	849	849
Additional paid-in capital	551,591	551,591
Accumulated deficit	(562,636)	(561,125)
Treasury stock, at cost – 2026 - 0 shares; and 2025 - 0 shares	-	-
Total stockholders’ equity (deficit)	(10,196)	(8,685)

Total liabilities and stockholders’ equity (deficit)	$98	$87

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2026	$849	$551,591	$(561,125)	$-	$(8,685)
Net income (loss)	-	-	(775)	-	(775)
March 31, 2026	849	551,591	(561,900)	-	(9,460)
Net income (loss)	-	-	(736)	-	(736)
June 30, 2026	$849	$551,591	$(562,636)	$-	$(10,196)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2025	$849	$551,591	$(556,565)	$-	$(4,125)
Net income (loss)	-	-	(1,592)	-	(1,592)
March 31, 2025	849	551,591	(558,157)	-	(5,717)
Net income (loss)	-	-	(1,083)	-	(1,083)
June 30, 2025	$849	$551,591	$(559,240)	$-	$(6,800)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2026	2025

Cash flows from operating activities:
Net income (loss)	$(1,511)	$(2,675)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable and accrued liabilities	(862)	1,370
Net cash provided (used) by operating activities	(2,373)	(1,305)

Cash flows from financing activities:
Proceeds from Litigation Funding Agreement – related party – Mr. R.A. Bianco	2,000	-
Proceeds from loan(s) payable – related party – Mr. R.A. Bianco	400	1,100
Payoff of loan(s) payable – related party – Mr. R. A. Bianco	(16)	-
Net cash provided (used) by financing activities	2,384	1,100
Net change in cash and cash equivalents	11	(205)
Cash and cash equivalents at beginning of period	87	314
Cash and cash equivalents at end of period	$98	$109
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$-	$-

Non-Cash Items:
Conversion of Loan(s) payable – related party – Mr. R.A. Bianco to Litigation Funding Agreement – Mr. R.A. Bianco	$4,000	-
Conversion of Loan(s) payable – related party – BARC to Litigation Funding Agreement – BARC	$2,000	-
Reclass of accrued interest payable – to Loan(s) payable – related party – Mr. R.A. Bianco	$219	-
Reclass of accrued interest payable – to Loan(s) payable – related party – BARC	$200	-

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

On April 1, 2024, the Company completed the issuance and sale of the shares of the Company’s common stock (the “Shares”) in the private placement offering (the “Equity Offering”) on the previously disclosed terms and conditions, including Shares purchased by an institutional investor not affiliated with the Company and Shares purchased by BARC, an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling. The offer and sale of the Shares in the Equity Offering was completed in reliance on the exemption from registration under Rule 506(c) of Regulation D promulgated under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Other new accounting pronouncements issued, but not effective until after June 30, 2026, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Company matching contributions	$26	$28	$66	$80
Employer match %	100%	100%	100%	100%

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

On May 20, 2026, Sponsor Defendants filed a motion to reargue the First Department’s decision concerning paragraph (i) of the limited joinders and/or for an order granting Sponsor Defendants leave to appeal to the Court of Appeals. On May 26, 2026, Plaintiffs filed a separate motion to reargue the First Department’s decision concerning paragraph (i) of the limited joinders. On May 29, 2026, Plaintiffs filed their opposition brief to Sponsor Defendants’ motion. On June 1, 2026, Sponsor Defendants sought and received leave to file a late reply, which was docketed the same day. On June 8, 2026, Sponsor Defendants filed their opposition brief to Plaintiffs’ motion, and on June 12, 2026, Plaintiffs filed their reply. Briefing on the motions is complete and the motions remain pending before the First Department.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On May 28, 2026, the Court of Appeals issued its decision modifying the First Department’s decision in part and otherwise affirming. The Court of Appeals reinstated Plaintiff’s second cause of action in the Second Amendment Complaint for breach of the Pledge Agreement against the Apollo Lenders and remitted the case back to the Supreme Court. On June 10, 2026, the remittitur was filed on the Supreme Court’s docket. Following Apollo Lenders’ reentry into the case, the parties attended an August 4, 2026, conference with the Court concerning the case schedule. The parties then met and conferred and submitted competing scheduling proposals. On August 7, 2026, the Court entered a case schedule in which the trial start date of November 30, 2026, is maintained.

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

On October 21, 2025, 111 W57 Mezz Investor LLC filed a notice of appeal of the Court’s September 9, 2025, decision on the motions for summary judgment. On October 31, 2025, Plaintiff filed a notice of cross-appeal. On April 20, 2026, 111 W57 Mezz Investor LLC requested, and the Appellate Division, First Department granted, a 60-day extension of time to serve and file its appellate brief and record in the appeal until June 20, 2026. On June 18, 2026, 111 W57 Mezz Investor LLC requested, and the Appellate Division, First Department granted, a further 30-day extension of time to serve and file its appellate brief and record in the appeal until July 20, 2026. On July 21, 2026, 111 W57 Mezz Investor LLC filed a motion for a further extension of its time to serve and file its appellate brief and record in the appeal until the November 2026 Term. Plaintiff opposed that motion on August 3, 2026. That motion is now fully submitted and pending before the First Department.

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

In 2019, after receiving approval from the Special Committee, the Company and Mr. R.A. Bianco entered into an amendment to the 2017 LFA (the “2019 LFA Amendment”). In summary the 2019 LFA Amendment provided for the release of Mr. R.A. Bianco from all further funding obligations under the 2017 LFA and that, in the event the Company receives any litigation proceeds from the 111 West 57th Litigation, such litigation proceeds shall be distributed as follows:

(i)	first, 100% to the Company in an amount equal $7,500,000; and

(ii)	thereafter, any additional amounts shall be distributed (a) 75% to the Company and (b) 25% to Mr. R.A. Bianco .

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

Date of loan(s)	Rate	Due Date	June 30, 2026
March 2026	6.50%	March 31, 2029	$200
			$200

Information regarding accrued interest expense on the loan(s) payable – related party - BARC is as follows:

(in thousands)	June 30, 2026
Accrued interest expense	$4

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

Date of loan(s)	Rate	Due Date	June 30, 2026
March 2026	6.50%	March 31, 2029	$203
			$203

Information regarding accrued interest expense on the loan(s) payable- related party – Mr. R.A. Bianco is as follows:

(in thousands)	June 30, 2026
Accrued interest expense	$5

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

In order to provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, and pay amounts owed, on March 2, 2026, the Company and RAB entered into a litigation funding agreement (the “RAB 2026 LFA”). Pursuant to the RAB 2026 LFA, the Company and RAB agreed that RAB would provide up to an aggregate initial amount of $6,000,000 (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and RAB at such time to be retained and used by the Company for working capital needs and certain other litigation related expenses, including expert witness fees, consulting fees and disbursements incurred by the Company or reasonably anticipated to be incurred by the Company) (the “Litigation Fund Amount”). Pursuant to the RAB 2026 LFA the promissory notes between RAB and the Company outstanding as of March 2, 2026, in the aggregate principal amount of $4,000,000 (the “RAB Promissory Notes”), were deemed converted to the RAB 2026 LFA. The accrued but unpaid interest on the RAB Promissory Notes stayed outstanding and continue to accrue interest on the same terms as the RAB Promissory Notes as further detailed in Note 9, herein. Additionally, (i) in March 2026, RAB paid the Company $1,000,000 which was used to pay a portion of outstanding litigation related expenses, (ii) in March 2026, RAB paid the Company an additional $500,000, and (iii) in May 2026, RAB paid the Company an additional $500,000, for working capital needs and litigation related expenses. The date that the entire initial litigation funding amount was received by the Company was deemed to be the “Funding Date”.

In July 2026, the Company and RAB entered into a letter agreement (the “Letter Agreement”) pursuant to which RAB paid the Company an additional $1,000,000, for use by the Company for working capital needs and continuing litigation related expenses with respect to the 111 West 57th Property. The additional amounts contributed by RAB were made pursuant to the same terms and conditions of the RAB 2026 LFA.

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

Note 12 – Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated June 30, 2026, through the filing of these interim financial statements. Other than as discussed herein, the Company has no events, subsequent to June 30, 2026, and through the date these unaudited condensed consolidated financial statements were issued.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975. AmBase is a holding company. At June 30, 2026, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

Financial Condition and Liquidity

The Company’s assets at June 30, 2026, aggregated $98,000 consisting of cash and cash equivalents. At June 30, 2026, the Company’s liabilities aggregated $2,294,000, principally consisting of accounts payable and accrued liabilities. Total litigation funding amounts outstanding at June 30, 2026, were $8,000,000. Total stockholders’ deficit was $10,196,000.

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

In March 2026, in order to provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, and pay amounts owed, the Company and the Company’s Chairman, President and Chief Executive Officer, Mr. Richard A. Bianco (“Mr. R.A. Bianco” or “RAB”) entered into a litigation funding agreement (the “RAB 2026 LFA”). Pursuant to the RAB 2026 LFA the Company and RAB agreed that RAB would provide up to an aggregate initial amount of $6,000,000 (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and RAB at such time to be retained and used by the Company for working capital needs and certain other litigation related expenses, including expert witness fees, consulting fees and disbursements incurred by the Company or reasonably anticipated to be incurred by the Company), (the “Litigation Fund Amount”). Pursuant to the RAB 2026 LFA the promissory notes between RAB and the Company outstanding as of March 2, 2026, in the aggregate principal amount of $4,000,000 (the “RAB Promissory Notes”), were deemed converted to the RAB 2026 LFA. The accrued but unpaid interest on the RAB Promissory Notes stayed outstanding and continue to accrue interest on the same terms as the RAB Promissory Notes but the maturity date of this indebtedness shall be March 31, 2029. Additionally, (i) in March 2026, RAB paid the Company $1,000,000 which was used to pay a portion of outstanding litigation related expenses, (ii) in March 2026, RAB paid the Company an additional $500,000, and (iii) in May 2026, RAB paid the Company an additional $500,000, for working capital needs and litigation related expenses. For additional information, see Part I – Item 1 – Note 9 and Note 10 to the Company’s unaudited condensed consolidated financial statements.

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

In July 2026, the Company and RAB entered into a letter agreement (the “Letter Agreement”) pursuant to which RAB paid the Company an additional $1,000,000, for use by the Company for working capital needs and continuing litigation related expenses with respect to the 111 West 57th Property. The additional amounts contributed by RAB were made pursuant to the same terms and conditions of the RAB 2026 LFA. For additional information, see Part I – Item 1 – Note 10 to the Company’s unaudited condensed consolidated financial statements.

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

For the six months ended June 30, 2026, cash of $2,373,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the six months ended June 30, 2025, cash of $1,305,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of June 30, 2026, decreased from December 31, 2025, principally due to payments of prior year accruals and the reclass of accrued interest expense to loan(s) payable, both items relating to the litigation funding agreement(s) entered into in March 2026.

Loan(s) payable – related party – BARC Investments LLC was $200,000 as of June 30, 2026, and $2,000,000 as of December 31, 2025, relating to loans made to the Company from BARC Investments, LLC, (“BARC”) an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, for working capital. The decrease in the loan(s) payable amount at June 30, 2026, versus December 31, 2025, is due to the March 2026 conversion of the $2,000,000 loan(s) payable previously outstanding to a litigation funding agreement and the conversion of $200,000 of accrued interest payable to a loan payable, as further discussed herein. For additional information, see Part I – Item 1 – Note 8 and Note 10, to the Company’s unaudited condensed consolidated financial statements.

Loan(s) payable – related party – Mr. R.A. Bianco was $203,000 as of June 30, 2026, compared to $3,600,000 as of December 31, 2025, relating to loans made to the Company from Mr. R.A. Bianco, for working capital. In January 2026 and February 2026, the Company and Mr. R.A. Bianco entered into agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $400,000, for use as working capital. The decrease in the loan(s) payable amount at June 30, 2026, versus December 31, 2025, is due to the March 2026 conversion of the $4,000,000 loan(s) payable previously outstanding to a litigation funding agreement and the conversion of $219,000 (less $16,000 of paydowns) of accrued interest payable to a loan payable, as further discussed herein. For additional information, see Part I – Item 1 – Note 9 and Note 10, to the Company’s unaudited condensed consolidated financial statements.

There are no other material commitments for capital expenditures as of June 30, 2026. Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Six Months Ended June 30, 2026, vs. the Three Months and Six Months Ended June 30, 2025

The Company recorded a net loss of $736,000 or $0.01 per share and $1,511,000 or $0.02 per share in the three months and six months ended June 30, 2026, respectively, compared to a net loss of $1,083,000 or $0.01 per share and $2,675,000 or $0.03 per share in the respective 2025 periods.

Compensation and benefits were $284,000 and $608,000 in the three months and six months ended June 30, 2026, respectively, compared to $322,000 and $693,000 in the respective 2025 periods. The decrease in the three and six month periods ended June 30, 2026, versus the respective 2025 periods, is due to a decrease in compensation related expenses recorded in the 2026 periods.

Professional and outside services decreased to $391,000 and $688,000 in the three months and six months ended June 30, 2026, respectively, compared to $787,000 and $1,884,000 in the respective 2025 periods. The decrease in the 2026 periods as compared to the 2025 periods is principally the result of a lower level of legal and professional fees incurred in 2026 in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property. For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $5,000 and $13,000 for the three months and six months ended June 30, 2026, respectively, compared to $3,000 and $14,000 in the respective 2025 periods. The increase in the 2026 three months period versus the respective 2025 period is principally due to timing of payments in the three months and six months ended June 30, 2026, compared to the respective June 30, 2025, periods.

Insurance expenses were $4,000 and $38,000 in the three months and six months ended June 30, 2026, respectively, compared to $0 and $38,000 in the respective 2025 periods. The increase is generally due to a increase in certain policy premium costs in the three months ended June 30, 2026, compared to the respective 2025 period.

Other operating expenses were $21,000 and $36,000 in the three and six months ended June 30, 2026, respectively, compared with $14,000 and $34,000 in the respective 2025 periods. The increase in the June 30, 2026, three and six months ended compared to the June 30, 2025, three and six months ended is due to a generally higher level of related expenses in the respective 2026 periods.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the “Appropriations Act”) extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year. The Company qualified for the employee retention credit for qualified wages for tax periods ending March 31, 2021, June 30, 2021, and September 30, 2021, and filed a cash refund claim. In April 2025, the Company received the refund claimed and recorded the employee retention credit received as other income of $124,000, in the unaudited condensed consolidated statement of operations for the three months and six months ended June 30, 2025.

Interest income in the three months and six months ended June 30, 2026, was $0 and $0, respectively, compared with $0 and $2,000 in the respective 2025 periods. The decreased interest income in the June 30, 2026, three and six month periods is due to a lower level of cash and cash equivalents in the 2026 periods versus the respective 2025 periods. For additional information, see Part I – Item 1 – Note 8, Note 9 and Note 10 to the Company’s unaudited condensed consolidated financial statements.

Interest expense in the three months and six months ended June 30, 2026, was $31,000 and $128,000, respectively, compared with $81,000 and $138,000 in the respective 2025 periods. The interest expense for the 2026 three months and six months ended June 30, 2026, is attributable to interest expense relating to the loan(s) payable – related party – BARC, loans payable – related party – R.A. Bianco and interest expense attributable to a professional firm for outstanding and unpaid professional fees. Interest expense for the three months and six months ended June 30, 2025, is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – Mr. R.A. Bianco, and interest expense attributable to a professional firm for outstanding and unpaid professional fees. The decrease in the 2026 periods versus the 2025 periods is due to lower level of outstanding balances throughout the 2026 periods in comparison to the 2025 periods. For additional information see Part I – Item 1 – Note 8 and Note 9 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 3.
DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

Item 4.
MINE SAFETY DISCLOSURES
Not Applicable.

Item 5.
OTHER INFORMATION

(a)
None.
(b)
None.
(c)
None.

Item 6.
EXHIBITS

10.1	Litigation Funding Agreement between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2026, and incorporated herein by reference).
10.2	Litigation Funding Agreement between BARC Investments LLC (“BARC”) and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2026, and incorporated herein by reference).
10.3	Letter Agreement between Mr. R.A. Bianco and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 31, 2026, and incorporated herein by reference).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*	The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2026 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flow (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 12, 2026