Form 10-Q
period 2026-09-30
AmBase Corp
filed 2026-10-28
CIK 20639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). __☒___ Yes _◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 26, 2026, there were 84,938,211 shares outstanding of the registrant’s common stock, $0.01 par value per share.

AmBase Corporation

Quarterly Report on Form 10-Q
September 30, 2026

2

PART I - FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Compensation and benefits	$263	$324	$871	$1,017
Professional and outside services	896	588	1,584	2,472
Property operating and maintenance	6	10	19	24
Insurance	33	43	71	81
Other operating	15	20	51	54
Total operating expenses	1,213	985	2,596	3,648
Operating income (loss)	(1,213)	(985)	(2,596)	(3,648)

Other income	-	-	-	124
Interest income	2	1	2	3
Interest expense	(29)	(107)	(157)	(245)
Income (loss) before income taxes	(1,240)	(1,091)	(2,751)	(3,766)

Income tax expense (benefit)	-	-	-	-
Net income (loss)	$(1,240)	$(1,091)	$(2,751)	$(3,766)

Net income (loss) per common share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average common shares outstanding - basic	84,938	84,938	84,938	84,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)

Assets:	September 30, 2026	December 31, 2025
Cash and cash equivalents	$106	$87

Other assets	-	-
Total assets	$106	$87

Liabilities and Stockholders’ Equity (Deficit):
Liabilities:
Accounts payable and accrued liabilities	$2,151	$3,172
Loan(s) payable – related party – BARC Investments LLC	200	2,000
Loan(s) payable – related party – Mr. R.A. Bianco	191	3,600

Total liabilities	2,542	8,772

Litigation funding agreement – related party - Mr. R.A. Bianco (Note 10)	7,000	-
Litigation funding agreement – related party - BARC Investments LLC (Note 10)	2,000	-
Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Common stock ($0.01 par value, 200,000 authorized in 2026 and 200,000 authorized in 2025, 84,938 issued and 84,938 outstanding in 2026 and 84,938 issued and 84,938 outstanding in 2025)	849	849
Additional paid-in capital	551,591	551,591
Accumulated deficit	(563,876)	(561,125)
Treasury stock, at cost – 2026 - 0 shares; and 2025 - 0 shares	-	-
Total stockholders’ equity (deficit)	(11,436)	(8,685)

Total liabilities and stockholders’ equity (deficit)	$106	$87

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(Unaudited)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2026	$849	$551,591	$(561,125)	$-	$(8,685)
Net income (loss)	-	-	(775)	-	(775)
March 31, 2026	849	551,591	(561,900)	-	(9,460)
Net income (loss)	-	-	(736)	-	(736)
June 30, 2026	849	551,591	(562,636)	-	(10,196)
Net income (loss)	-	-	(1,240)	-	(1,240)
September 30, 2026	$849	$551,591	$(563,876)	$-	$(11,436)

(in thousands)	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock	Total

January 1, 2025	$849	$551,591	$(556,565)	$-	$(4,125)
Net income (loss)	-	-	(1,592)	-	(1,592)
March 31, 2025	849	551,591	(558,157)	-	(5,717)
Net income (loss)	-	-	(1,083)	-	(1,083)
June 30, 2025	849	551,591	(559,240)	-	(6,800)
Net income (loss)	-	-	(1,091)	-	(1,091)
September 30, 2025	$849	$551,591	$(560,331)	$-	$(7,891)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMBASE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
(in thousands)	2026	2025

Cash flows from operating activities:
Net income (loss)	$(2,751)	$(3,766)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Changes in operating assets and liabilities:
Other assets	-	-
Accounts payable and accrued liabilities	(602)	1,991
Net cash provided (used) by operating activities	(3,353)	(1,775)

Cash flows from financing activities:
Proceeds from Litigation Funding Agreement – related party – Mr. R.A. Bianco	3,000	-
Proceeds from loan(s) payable – related party – Mr. R.A. Bianco	400	1,700
Payoff of loan(s) payable – related party – Mr. R. A. Bianco	(28)	-
Net cash provided (used) by financing activities	3,372	1,700

Net change in cash and cash equivalents	19	(75)
Cash and cash equivalents at beginning of period	87	314

Cash and cash equivalents at end of period	$106	$239
Supplemental cash flow disclosure:
Income taxes refunded (paid)	$-	$-
Interest expense paid	$-	$-

Non-Cash Items:
Conversion of Loan(s) payable – related party – Mr. R.A. Bianco to Litigation Funding Agreement – Mr. R.A. Bianco	$4,000	$-
Conversion of Loan(s) payable – related party – BARC to Litigation Funding Agreement – BARC	$2,000	$-
Reclass of accrued interest payable – to Loan(s) payable – related party – Mr. R.A. Bianco	$219	$-
Reclass of accrued interest payable – to Loan(s) payable – related party – BARC	$200	$-

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

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary. The Company believes that based on its current level of operating expenses, its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve-month period from the financial statement reporting date. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which might be necessary should the Company not continue in operation.

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

Other new accounting pronouncements issued, but not effective until after September 30, 2026, did not and are not expected to have a material impact on our financial position, results of operations or liquidity.

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

The Company’s matching contributions to the Savings Plan, charged to expense, were as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Company matching contributions	$-	$9	$66	$89
Employer match %	100%	100%	100%	100%

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

On May 28, 2026, the Court of Appeals issued its decision modifying the First Department’s decision in part and otherwise affirming. The Court of Appeals reinstated Plaintiff’s second cause of action in the Second Amendment Complaint for breach of the Pledge Agreement against the Apollo Lenders and remitted the case back to the Supreme Court. On June 10, 2026, the remittitur was filed on the Supreme Court’s docket. Following Apollo Lenders’ reentry into the case, the parties attended an August 4, 2026, conference with the Court concerning the case schedule. The parties then met and conferred and submitted competing scheduling proposals. On August 7, 2026, the Court entered a case schedule in which the trial start date of November 30, 2026, is maintained. On August 17, 2026, Plaintiff filed a motion for attachment or bond against Apollo Lenders. On September 4, 2026, Apollo Lenders filed their response. On September 14, 2026, Plaintiffs filed their reply. The Court held oral argument on September 25, 2026, and denied the motion. On September 30, 2026, Plaintiff commenced an appeal and filed a motion for interim relief seeking a preliminary injunction with temporary restraining order (“TRO”) pending appeal and shortly thereafter Apollo Lenders filed their opposition to the TRO. On October 5, 2026, the Appellate Division, First Department granted the TRO, pending further briefing. On October 9, 2026, Apollo Lenders filed their opposition to the substantive relief of the preliminary injunction. On October 13, 2026, Plaintiff filed their reply. The motion was fully submitted as of October 13, 2026, and remains pending. On September 28, 2026, Apollo Lenders filed their motion for summary judgment against Plaintiff in the trial court. On October 15, 2026, Plaintiff filed their opposition brief. On October 21, 2026, the Apollo Lenders filed their reply brief. On October 28, 2026, the Court heard oral argument and, on the record, denied Apollo Lenders motion for summary judgement.

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

On October 21, 2025, 111 W57 Mezz Investor LLC filed a notice of appeal of the Court’s September 9, 2025, decision on the motions for summary judgment. On October 31, 2025, Plaintiff filed a notice of cross-appeal. On April 20, 2026, 111 W57 Mezz Investor LLC requested, and the Appellate Division, First Department granted, a 60-day extension of time to serve and file its appellate brief and record in the appeal until June 20, 2026. On June 18, 2026, 111 W57 Mezz Investor LLC requested, and the Appellate Division, First Department granted, a further 30-day extension of time to serve and file its appellate brief and record in the appeal until July 20, 2026. On July 21, 2026, 111 W57 Mezz Investor LLC filed a motion for a further extension of its time to serve and file its appellate brief and record in the appeal until the November 2026 Term. Plaintiff opposed that motion on August 3, 2026. The Appellate Division, First Department granted 111 W57 Mezz Investor’s motion for an extension, directing that it’s time to perfect the appeal is extended to the January 2027 Term.

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

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

On October 19, 2026, 111 West 57th Investment LLC, on behalf of itself and derivatively on behalf of 111 West 57th Partners LLC and 111 West 57th Mezz 1 LLC, commenced an action by filing a Summons with Notice against ACREFI Mortgage LLC (“ACREFI”) and Apollo Commercial Real Estate Finance, Inc., (“ARI”) in the Supreme Court of the State of New York, County of New York, Index No. 655919/2026, concerned the alleged improper transfer of funds by ACREFI to ARI, its indirect parent, for no consideration or equivalent value.

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

In 2019, after receiving approval from the Special Committee, the Company and Mr. R.A. Bianco entered into an amendment to the 2017 LFA (the “2019 LFA Amendment”). In summary, the 2019 LFA Amendment provided for the release of Mr. R.A. Bianco  from all further funding obligations under the 2017 LFA and that, in the event the Company receives any litigation proceeds from the 111 West 57th Litigation, such litigation proceeds shall be distributed as follows:

(i)
first, 100% to the Company in an amount equal to $7,500,000; and

(ii)
thereafter, any additional amounts shall be distributed (a) 75% to the Company and (b) 25% to Mr. R.A. Bianco .

Note 8 – Loan(s) Payable – Related Party – BARC Investments LLC

The Company and BARC Investments, LLC, (“BARC”), an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, entered into an agreement(s) for BARC to provide senior loan(s) to the Company for working capital. The loan(s) are due on the earlier of the date the Company receives funds from any source, (excluding funds received by the Company by any litigation funding entity to fund any of the 111 West 57th legal proceedings), sufficient to pay all amounts due under the loan(s), including all accrued interest thereon, including without limitation, from a settlement of the 111 West 57th legal proceedings or (b) the date(s) indicated herein.

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

Date of loan(s)	Rate	Due Date	September 30, 2026
March 2026	6.50%	March 31, 2029	$200
			$200

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Information regarding accrued interest expense on the loan(s) payable – related party - BARC is as follows:

(in thousands)	September 30, 2026
Accrued interest expense	$8

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
			$3600

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

Date of loan(s)	Rate	Due Date	September 30, 2026
March 2026	6.50%	March 31, 2029	$191
			191

Information regarding accrued interest expense on the loan(s) payable- related party – Mr. R.A. Bianco is as follows:

(in thousands)	September 30, 2026
Accrued interest expense	$8

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

In order to provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, and pay amounts owed, the Company and RAB entered into a litigation funding agreement (the “RAB 2026 LFA”).  Pursuant to the RAB 2026 LFA, the Company and RAB agreed that RAB would provide up to an aggregate initial amount as noted below, plus such additional amounts as may be necessary from time to time and as agreed to by the Company and RAB at such time to be retained and used by the Company for working capital needs and certain other litigation related expenses, including expert witness fees, consulting fees and disbursements incurred by the Company or reasonably anticipated to be incurred by the Company (the “Litigation Fund Amount”). As detailed below, pursuant to the RAB 2026 LFA, the aggregate principal amount of promissory notes between RAB and the Company outstanding as of the date of the RAB 2026 LFA (the “RAB Promissory Notes”) were deemed converted to the RAB 2026 LFA.  The accrued but unpaid interest on the RAB Promissory Notes stayed outstanding and will continue to accrue interest on the same terms as the RAB Promissory Notes as further detailed in Note 9, herein. The date that the entire initial litigation funding amount was received by the Company was deemed to be the “Funding Date.”  Additional amounts contributed by RAB pursuant to the RAB 2026 LFA are detailed herein below.

In July 2026, the Company and RAB entered into a letter agreement (the “July 2026 Letter Agreement”) pursuant to which RAB paid the Company additional amount(s) as detailed below, for use by the Company for working capital needs and continuing litigation related expenses with respect to the 111 West 57th Property. The additional amounts contributed by RAB were made pursuant to the same terms and conditions of the RAB 2026 LFA.

Information relating to the RAB 2026 LFA is as follows (in thousands):

Description	Date	Amount
RAB Promissory Notes deemed converted	March 2, 2026	$4,000
Contribution to RAB 2026 LFA	March 2026	1,000
Contribution to RAB 2026 LFA	March 2026	500
Contribution to RAB 2026 LFA	May 2026	500
Subtotal initial RAB 2026 LFA funding		6,000
Contribution - July 2026 Letter of Agreement	July 2026	1,000
Total outstanding - RAB 2026 LFA	September 30, 2026	$7,000

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

In October 2026, the Company and RAB entered into a letter agreement (the “October 2026 Letter Agreement”) pursuant to which RAB paid the Company an additional $1,500,000, for use by the Company for working capital needs and continuing litigation related expenses with respect to the 111 West 57th Property. The additional amounts contributed by RAB were made pursuant to the same terms and conditions of the RAB 2026 LFA.

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

–
The remaining seventy-five percent (75%) of all Litigation Proceeds that are in excess of the Preliminary Company Preference Amount, plus the Preliminary Company Preference Amount, to RAB and the Company as follows:

		Amount to be Distributed as follows:
Date Litigation Proceeds Received		Litigation Funders (RAB and BARC)
After	On or before		Plus, an additional amount equal to a % of the Litigation Fund Amount	Company
March 2, 2026	September 30, 2026	Litigation Fund Amount	50%	remaining Litigation Proceeds to the Company
September 30, 2026	March 2, 2027	Litigation Fund Amount	100%	remaining Litigation Proceeds to the Company
March 2, 2027	March 2, 2028	Litigation Fund Amount	150%	remaining Litigation Proceeds to the Company
March 2, 2028	-	Litigation Fund Amount	180%	remaining Litigation Proceeds to the Company

The Company also had a note payable to BARC Investments LLC (“BARC”) plus accrued interest (the “2024 BARC Note”). Pursuant to the 2024 BARC Note, the amounts due BARC, at its option, could be converted into a litigation funding agreement pari-passu with other litigation funding entity(ies).  In order to allow the Company to use its existing working capital and the proceeds of the Litigation Fund Amount (as defined in the LFA agreements) to be provided by other Funders to finance the Company’s continued expenses with respect to the Future Recovery Litigation, rather than be required to apply or reserve such working capital and proceeds for repayment of the 2024 BARC Note, BARC exercised its option under the 2024 BARC Note and the Company and BARC have entered into an agreement (the “BARC 2026 LFA”) pursuant to which BARC converted the principal amount of the 2024 BARC Note, (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and BARC at such time), into a right to receive Litigation Proceeds on terms pari-passu with those provided under the RAB 2026 LFA. The accrued but unpaid interest on the 2024 BARC Note stayed outstanding and will continue to accrue interest on the same terms as the 2024 BARC Note as further detailed in Note 8, herein.

AMBASE CORPORATION AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

Information relating to BARC 2026 LFA is as follows (in thousands):

Item	Date	Amount
2024 BARC Note deemed converted	March 2, 2026	$2,000
Total outstanding - BARC 2026 LFA	September 30, 2026	$2,000

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

Note 12 – Subsequent Events

The Company has performed a review of events subsequent to the balance sheet dated September 30, 2026, through the filing of these interim financial statements.  Other than as discussed herein, the Company has no events, subsequent to September 30, 2026, and through the date these unaudited condensed consolidated financial statements were issued.

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

BUSINESS OVERVIEW

AmBase Corporation (the “Company” or “AmBase”) is a Delaware corporation that was incorporated in 1975.  AmBase is a holding company.  At September 30, 2026, the Company’s assets consisted primarily of cash and cash equivalents. The Company is engaged in the management of its assets and liabilities.

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

Financial Condition and Liquidity

The Company’s assets at September 30, 2026, aggregated $106,000 consisting of cash and cash equivalents.  At September 30, 2026, the Company’s liabilities aggregated $2,542,000, principally consisting of accounts payable and accrued liabilities.  Total litigation funding amounts outstanding at September 30, 2026, were $9,000,000.  Total stockholders’ deficit was $11,436,000.

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

The Company has incurred operating losses and used cash for operating activities for the past several years. The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company’s current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve-month period from the financial statement reporting date.  Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include adjustments to the carrying value of assets and liabilities, which might be necessary should the Company not continue in operation.

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

In order to provide the necessary cash resources to continue operations and continue the litigation related to the 111 West 57th Property, and pay amounts owed, the Company and RAB entered into a litigation funding agreement (the “RAB 2026 LFA”).  Pursuant to the RAB 2026 LFA, the Company and RAB agreed that RAB would provide up to an aggregate initial amount as noted below, plus such additional amounts as may be necessary from time to time and as agreed to by the Company and RAB at such time to be retained and used by the Company for working capital needs and certain other litigation related expenses, including expert witness fees, consulting fees and disbursements incurred by the Company or reasonably anticipated to be incurred by the Company (the “Litigation Fund Amount”). As detailed below, pursuant to the RAB 2026 LFA, the aggregate principal amount of promissory notes between RAB and the Company outstanding as of the date of the RAB 2026 LFA (the “RAB Promissory Notes”) were deemed converted to the RAB 2026 LFA.  The accrued but unpaid interest on the RAB Promissory Notes stayed outstanding and will continue to accrue interest on the same terms as the RAB Promissory Notes but the maturity date of this indebtedness shall be March 31, 2029. The date that the entire initial litigation funding amount was received by the Company was deemed to be the “Funding Date”. Additional amounts contributed by RAB pursuant to the RAB 2026 LFA are detailed herein below. For additional information, see Part I – Item 1 – Note 9 and Note 10 to the Company’s unaudited condensed consolidated financial statements.

In July 2026, the Company and RAB entered into a letter agreement (the “July 2026 Letter Agreement”) pursuant to which RAB paid the Company additional amount(s) as detailed below, for use by the Company for working capital needs and continuing litigation related expenses with respect to the 111 West 57th Property. The additional amounts contributed by RAB were made pursuant to the same terms and conditions of the RAB 2026 LFA. For additional information, see Part I – Item 1 – Note 10 to the Company’s unaudited condensed consolidated financial statements.

Information relating to the RAB 2026 LFA is as follows (in thousands):

Description	Date	Amount
RAB Promissory Notes deemed converted	March 2, 2026	$4,000
Contribution to RAB 2026 LFA	March 2026	1,000
Contribution to RAB 2026 LFA	March 2026	500
Contribution to RAB 2026 LFA	May 2026	500
Subtotal initial RAB 2026 LFA funding		6,000
Contribution - July 2026 Letter of Agreement	July 2026	1,000
Total outstanding - RAB 2026 LFA	September 30, 2026	$7,000

In October 2026, the Company and RAB entered into a letter agreement (the “October 2026 Letter Agreement”) pursuant to which RAB paid the Company an additional $1,500,000, for use by the Company for working capital needs and continuing litigation related expenses with respect to the 111 West 57th Property. The additional amounts contributed by RAB were made pursuant to the same terms and conditions of the RAB 2026 LFA. For additional information, see Part I – Item 1 – Note 10 to the Company’s unaudited condensed consolidated financial statements.

The Company also had a note payable to BARC Investments LLC (“BARC”) plus accrued interest (the “2024 BARC Note”). In March 2026, BARC converted their 2024 BARC Note into a litigation funding agreement (plus such additional amounts as may be necessary from time to time and as agreed to by the Company and BARC at such time), pari-passu with those provided under the RAB 2026 LFA, (the “BARC 2026 LFA”). The accrued but unpaid interest on the 2024 BARC Note stayed outstanding and will continue to accrue interest on the same terms as the 2024 BARC Note but the maturity date of this indebtedness shall be March 31, 2029. For additional information, see Part I – Item 1 – Note 8 and Note 10 to the Company’s unaudited condensed consolidated financial statements.

Information relating to BARC 2026 LFA is as follows (in thousands):

Item	Date	Amount
2024 BARC Note deemed converted	March 2, 2026	$2,000
Total outstanding - BARC 2026 LFA	September 30, 2026	$2,000

As part of the RAB 2026 LFA and the BARC 2026 LFA, the Company shall distribute any consideration it actually receives in connection with the 111 West 57th litigations in accordance with the terms of the RAB 2026 LFA and BARC 2026 LFA. The terms of the RAB 2026 LFA and BARC 2026 LFA will therefore further reduce the Company’s share of any future litigation proceeds. See Part I – Item 1 – Note 10 to the Company’s unaudited condensed consolidated financial statements, for additional information.

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

In 2017, the Company entered into a Litigation Funding Agreement (the “2017 LFA”) with Mr. R.A. Bianco. Pursuant to the LFA, Mr. R.A. Bianco agreed to provide litigation funding to the Company, to satisfy actual documented litigation costs and expenses of the Company, including attorneys’ fees, expert witness fees, consulting fees and disbursements in connection with the Company’s legal proceedings related to the Company’s equity investment in the 111 West 57th Property. In 2019, the Company and Mr. R.A. Bianco entered into an amendment to the LFA (the “2019 LFA Amendment”). For additional information including the terms of the Litigation Funding Agreement, as amended by the Amendment, see Part I – Item 1 – Note 7 to the Company’s unaudited condensed consolidated financial statements.

For the nine months ended September 30, 2026, cash of $3,353,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

For the nine months ended September 30, 2025, cash of $1,775,000 was used by operations as a result of the payment of operating expenses and prior year accruals.

Accounts payable and accrued liabilities as of September 30, 2026, decreased from December 31, 2025, principally due to payments of prior year accruals and the reclass of accrued interest expense to loan(s) payable, both items relating to the litigation funding agreement(s) entered into in March 2026.

Loan(s) payable – related party – BARC Investments LLC was $200,000 as of September 30, 2026, and $2,000,000 as of December 31, 2025, relating to loans made to the Company from BARC Investments, LLC, (“BARC”), an affiliate of the Company owned and controlled by two of the Company’s directors and their sibling, for working capital. The decrease in the loan(s) payable amount at September 30, 2026, versus December 31, 2025, is due to the March 2026 conversion of the $2,000,000 loan(s) payable previously outstanding to a litigation funding agreement and the conversion of $200,000 of accrued interest payable to a loan payable, as further discussed herein. For additional information, see Part I – Item 1 – Note 8 and Note 10, to the Company’s unaudited condensed consolidated financial statements.

Loan(s) payable – related party – Mr. R.A. Bianco was $191,000 as of September 30, 2026, compared to $3,600,000 as of December 31, 2025, relating to loans made to the Company from Mr. R.A. Bianco, for working capital.  In January 2026 and February 2026, the Company and Mr. R.A. Bianco entered into agreements pursuant to which Mr. R.A. Bianco made additional loans to the Company aggregating $400,000, for use as working capital. The decrease in the loan(s) payable amount at September 30, 2026, versus December 31, 2025, is due to the March 2026 conversion of the $4,000,000 loan(s) payable previously outstanding to a litigation funding agreement and the conversion of $219,000 (less $28,000 of paydowns) of accrued interest payable to a loan payable, as further discussed herein. For additional information, see Part I – Item 1 – Note 9 and Note 10, to the Company’s unaudited condensed consolidated financial statements.

There are no other material commitments for capital expenditures as of September 30, 2026.  Inflation has had no material impact on the business and operations of the Company.

Results of Operations for the Three Months and Nine Months Ended September 30, 2026, vs. the Three Months and Nine Months Ended September 30, 2025

The Company recorded a net loss of $1,240,000 or $0.01 per share and $2,751,000 or $0.03 per share in the three months and nine months ended September 30, 2026, respectively, compared to a net loss of $1,091,000 or $0.01 per share and $3,766,000 or $0.04 per share in the respective 2025 periods.

Compensation and benefits were $263,000 and $871,000 in the three months and nine months ended September 30, 2026, respectively, compared to $324,000 and $1,017,000 in the respective 2025 periods.  The decrease in the three and nine month periods ended September 30, 2026, versus the respective 2025 periods, is due to a decrease in compensation related expenses recorded in the 2026 periods.

Professional and outside services were $896,000 and $1,584,000 in the three months and nine months ended September 30, 2026, respectively, compared to $588,000 and $2,472,000 in the respective 2025 periods. The increase in the 2026 three month period as compared to the respective 2025 period is principally the result of a higher level of legal and professional fees incurred in the three months ended September 30, 2026, in connection with the Company’s legal proceedings relating to the Company’s investment in the 111 West 57th Property due to case filings and discovery matters. The decrease in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is due to the timing of work relating to the 111 West 57th property legal proceedings.  For additional information with regard to the Company’s investment in the 111 West 57th Property and the legal proceedings related thereto, see Part I – Item 1 – Note 3 and Note 6 to the Company’s unaudited condensed consolidated financial statements.

Property operating and maintenance expenses were $6,000 and $19,000 for the three months and nine months ended September 30, 2026, respectively, compared to $10,000 and $24,000 in the respective 2025 periods. The decrease in the 2026 three and nine month periods versus the respective 2025 periods is principally due to a decrease in expenses in the three months and nine months ended September 30, 2026, compared to the respective September 30, 2025, periods.

Insurance expenses were $33,000 and $71,000 in the three months and nine months ended September 30, 2026, respectively, compared to $43,000 and $81,000 in the respective 2025 periods.  The decrease is generally due to a decrease in certain policy premium costs in the three and nine months ended September 30, 2026, compared to the respective 2025 periods.

Other operating expenses were $15,000 and $51,000 in the three and nine months ended September 30, 2026, respectively, compared with $20,000 and $54,000 in the respective 2025 periods.  The decreases in the three and nine month periods ended September 30, 2026, compared to the respective 2025 periods, is due to a lower level of related expenses in the respective 2026 periods.

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

Interest income for the three months ended September 30, 2026, increased to $2,000 from $1,000 in the comparable 2025 period. Interest income for the nine months ended September 30, 2026, decreased to $2,000 from $3,000 in the comparable 2025 period. These changes were primarily attributable to the timing and level of cash and cash equivalents during the respective periods. For additional information, see Part I – Item 1 – Note 9 and Note 10 to the Company’s unaudited condensed consolidated financial statements.

Interest expense in the three months and nine months ended September 30, 2026, was $29,000 and $157,000, respectively, compared with $107,000 and $245,000 in the respective 2025 periods.  The interest expense for the 2026 three months and nine months ended September 30, 2026, is attributable to interest expense relating to the loan(s) payable – related party – BARC, loans payable – related party – R.A. Bianco and interest expense attributable to a professional firm for outstanding and unpaid professional fees.  Interest expense for the three months and nine months ended September 30, 2025, is attributable to interest expense relating to the loan(s) payable – related party - BARC and loans payable – related party – Mr. R.A. Bianco, and interest expense attributable to a professional firm for outstanding and unpaid professional fees. The decrease in the 2026 periods versus the 2025 periods is due to a lower level of outstanding balances throughout the 2026 periods in comparison to the 2025 periods. For additional information see Part I – Item 1 – Note 8 and Note 9 to the Company’s unaudited condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2026.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

Item 3.
DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.
MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.
OTHER INFORMATION

(a)
None.
(b)
None.
(c)
None.

Item 6.
EXHIBITS

10.1	Litigation Funding Agreement between Richard A. Bianco, the Company’s President and Chief Executive Officer (“Mr. R.A. Bianco”) and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2026, and incorporated herein by reference).
10.2	Litigation Funding Agreement between BARC Investments LLC (“BARC”) and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on March 4, 2026, and incorporated herein by reference).
10.3	Letter Agreement between Mr. R.A. Bianco and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 31, 2026, and incorporated herein by reference).
10.4	Letter Agreement between Mr. R.A. Bianco and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 13, 2026, and incorporated herein by reference).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.1*	The following financial statements from AmBase Corporation’s quarterly report on Form 10-Q for the quarter ended September 30, 2026 formatted in XBRL: (i) Condensed Consolidated Statements of Operations (unaudited); (ii) Condensed Consolidated Balance Sheets (unaudited); (iii) Condensed Consolidated Statements of Cash Flows (unaudited); (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited); and (v) Notes to Condensed Consolidated Financial Statements (unaudited).
104.1*	The Cover Page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASE CORPORATION

/s/ John Ferrara
By	JOHN FERRARA
Vice President, Chief Financial Officer and Controller
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	October 28, 2026